Form 10-Q
period 1995-06-02
WEGENER CORP
filed 1995-07-14
CIK 715073

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 1995

                                      OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________________ to ____________________

Commission file number 0-11003

                               WEGENER CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                  81-0371341
          (State of incorporation)                       (I.R.S. Employer
                                                         Identification No.)

11350 TECHNOLOGY CIRCLE, DULUTH, GEORGIA                    30136
(Address of principal executive offices)                  (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 623-0096



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                         YES   X             NO
                             -----              -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Common Stock, $.01 par value                       8,267,285 Shares
 ----------------------------                -------------------------------
            Class                            Outstanding as of June 30, 1995

                      WEGENER CORPORATION AND SUBSIDIARIES


                  Form 10-Q For the Quarter Ended June 2, 1995

                                      INDEX

                                                                        Page(s)
                                                                        -------


PART I.  Financial Information

  Item I.  Consolidated Financial Statements

           Introduction. . . . . . . . . . . . . . . . . . . . . . .       3

           Consolidated Statements of Operations
           (Unaudited) - Three Months and Nine Months Ended
           June 2, 1995 and May 27, 1994 . . . . . . . . . . . . . .       4

           Consolidated Balance Sheets - June 2,
           1995 (Unaudited) and September 2, 1994. . . . . . . . . .       5

           Consolidated Statements of Stockholders' Equity
           (Unaudited) - Nine Months Ended June 2,
           1995 and May 27, 1994 . . . . . . . . . . . . . . . . . .       6


           Consolidated Statements of Cash Flows
           (Unaudited) - Nine Months Ended June 2, 1995
           and May 27, 1994. . . . . . . . . . . . . . . . . . . . .       7

           Notes to Consolidated Financial
           Statements (Unaudited). . . . . . . . . . . . . . . . . .    8-10

  Item 2.  Managements' Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . .   11-13


PART II.  Other Information

  Item 1.  None
  Item 2.  None
  Item 3.  None
  Item 4.  Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . . . . . . . . . . .      14
  Item 5.  None
  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .      14

           Signatures. . . . . . . . . . . . . . . . . . . . . . . .      15

PART I.   FINANCIAL INFORMATION                   ITEM 1.   FINANCIAL STATEMENTS

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS



     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of June 2, 1995; the consolidated statements of stockholders' equity as of June 2, 1995 and May 27, 1994; the consolidated statements of operations for the three and nine months ended June 2, 1995 and May 27, 1994; and the consolidated statements of cash flows for the nine months ended June 2, 1995 and May 27, 1994 have been prepared without audit. The consolidated balance sheet as of September 2, 1994 has been examined by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended September 2, 1994 File No. 0-11003.

     In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three months ended             Nine Months Ended
                                             June 2,       May 27,        June 2,          May 27,
                                              1995           1994           1995            1994
- -----------------------------------------------------------------------------------------------------
Revenues                                   $5,492,665     $4,376,518     $12,803,061     $12,070,557
- -----------------------------------------------------------------------------------------------------

Costs and expenses
  Cost of products sold                     3,612,879      2,761,024       8,452,248       7,889,571
  Selling, general, and administrative      1,082,293        838,850       2,524,746       2,484,957
  Research and development                    501,836        588,038       1,415,072       1,506,645
  Interest expense                            161,455        103,882         437,590         313,087
  Other expense (income), net                  (1,629)           (96)         (1,629)         (4,247)
- -----------------------------------------------------------------------------------------------------

                                            5,356,834      4,291,698      12,828,027      12,190,013
- -----------------------------------------------------------------------------------------------------

Earnings (loss)
  before income taxes                         135,831         84,820         (24,966)       (119,456)
Income tax expense (benefit)                        -              -               -               -
- -----------------------------------------------------------------------------------------------------

Net earnings (loss)                        $  135,831     $   84,820     $   (24,966)    $  (119,456)
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------

Net earnings (loss) per common and common
  equivalent shares                               .02            .01            (.00)           (.02)
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------


Weighted average number of shares
  outstanding                               7,301,805      7,508,694       7,103,513       7,493,902
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       June 2,      September 2,
                                                        1995           1994
- -------------------------------------------------------------------------------
Assets                                               (Unaudited)
Current
  Cash                                               $    10,355    $     2,515
  Accounts receivable                                  4,013,708      2,911,479
  Inventories                                          4,527,947      4,308,104
  Other                                                   28,703         42,448
- --------------------------------------------------------------------------------

        Total current assets                           8,580,713      7,264,546

Property and equipment, less accumulated
  depreciation                                         4,121,977      4,198,348
Other assets                                             768,413        430,360
- --------------------------------------------------------------------------------

                                                     $13,471,103    $11,893,254
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities
  Note payable                                       $ 2,229,379    $ 1,981,766
  Accounts payable                                     2,800,826      3,068,258
  Accrued expenses                                       470,917        559,657
  Customer deposits                                      856,437        271,499
  Current maturities of long-term debt                   823,466        369,872
- --------------------------------------------------------------------------------

        Total current liabilities                      7,181,025      6,251,052

Long-term debt, less current maturities                2,320,645      2,609,572
- --------------------------------------------------------------------------------

          Total liabilities                            9,501,670      8,860,624
- --------------------------------------------------------------------------------

Commitments                                                    -              -

Shareholders' equity
  Common stock, $.01 par value, 10,000,000 shares
    authorized, 7,818,680 shares issued                   78,187         74,937
  Additional paid-in capital                           7,333,401      6,498,358
  Deficit                                             (2,934,389)    (2,909,423)
  Less treasury stock, at cost (546,841 and
    589,351 shares)                                     (507,766)      (631,242)
- --------------------------------------------------------------------------------

        Total shareholders' equity                     3,969,433      3,032,630
- --------------------------------------------------------------------------------

                                                     $13,471,103    $11,893,254
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                          Common Stock          Additional       Retained            Treasury Stock
                                      ---------------------       Paid-in        Earnings       -----------------------
                                       Shares        Amount       Capital        (Deficit)        Shares       Amount
- -----------------------------------------------------------------------------------------------------------------------
Balance, at August 27, 1993           7,493,680     $ 74,937     $6,695,448     $(2,840,066)     (89,126)    $(370,752)

  Treasury stock reissued through
    stock options and 401(k) plan             -            -       (182,793)              -       51,056       230,975
  Net loss for
    the nine months                           -            -              -        (119,456)           -             -
- -----------------------------------------------------------------------------------------------------------------------

BALANCE, at May 27, 1994              7,493,680     $ 74,937     $6,512,655     $(2,959,522)     (38,070)    $(139,777)
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------

Balance, at September 2, 1994         7,493,680     $ 74,937     $6,498,358     $(2,909,423)    (589,351)    $(631,242)

  Treasury stock reissued through
    stock options and 401(k) plan             -            -        (67,957)              -       42,510       123,476
  Issuance of restricted common
    stock in private placements         325,000        3,250        903,000               -            -             -
  Net loss for
    the nine months                           -            -              -         (24,966)           -             -
- -----------------------------------------------------------------------------------------------------------------------

BALANCE, at June 2, 1995              7,818,680     $ 78,187     $7,333,401     $(2,934,389)    (546,841)    $(507,766)
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine months ended
                                                        June 2,       May 27,
                                                         1995           1994
- --------------------------------------------------------------------------------
CASH PROVIDED (USED) BY OPERATIONS
  Net loss                                           $  (24,966)    $  (119,456)
  Adjustments to reconcile net loss to
    cash provided by operating activities
    Depreciation and amortization                       495,928         560,230
    Warranty reserves                                    45,000               -
  Changes in assets and liabilities
    Accounts receivable                              (1,102,229)     (1,017,851)
    Inventories                                        (219,843)       (368,236)
    Other current and non-current assets               (463,655)       (372,999)
    Accounts payable                                   (267,432)      1,267,476
    Customer deposits and accrued expenses              477,325         324,995
- --------------------------------------------------------------------------------

                                                     (1,059,872)        274,159
- --------------------------------------------------------------------------------

NET CASH PROVIDED BY DISCONTINUED BUSINESS                    -         100,000
- --------------------------------------------------------------------------------

CASH (USED) BY INVESTING ACTIVITIES
    Net property and equipment expenditures            (280,210)       (196,470)
- --------------------------------------------------------------------------------

                                                       (280,210)       (196,470)
- --------------------------------------------------------------------------------

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
    Net change in borrowings under
      revolving line of credit                          247,613         516,261
    Repayment of long-term debt                        (288,927)       (707,975)
    Proceeds from long-term debt                        453,594               -
    Issuance of common stock                            906,250               -
    Proceeds from stock options exercised                29,392          15,300
- --------------------------------------------------------------------------------

                                                      1,347,922        (176,414)
- --------------------------------------------------------------------------------

    Increase in cash                                      7,840           1,275
    Cash, beginning of period                             2,515           1,156
- --------------------------------------------------------------------------------

    Cash, end of period                              $   10,355     $     2,431
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the nine months for:
    Interest                                         $  406,651     $   307,157
    Income taxes                                     $        -     $         -
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1    Significant Accounting Policies

          The significant accounting policies followed by the Company are set forth in Note 1 to the Company's audited consolidated financial statements included in the annual report on Form 10-K for the year ended September 2, 1994.


          Fiscal Year

          The Company uses a fifty-two, fifty-three week year. The fiscal year ends on the Friday closest to August 31. Fiscal year 1995 contains fifty-two weeks, while fiscal year 1994 contained fifty-three weeks.

          Financial Presentation


          Certain prior period amounts have been reclassified to conform with current period presentation.



Note 2    Accounts Receivable

          Accounts receivable are summarized as follows:

                                            June 2,     September 2,
                                             1995           1994
                                          -----------   ------------
                                          (Unaudited)
          Accounts receivable - trade     $3,968,254     $2,923,279
          Other receivables                  120,576        100,240
                                          ----------     ----------

                                           4,088,830      3,023,519

          Less allowance for
             doubtful accounts               (75,122)      (112,040)
                                          ----------     ----------

                                          $4,013,708     $2,911,479
                                          ----------     ----------
                                          ----------     ----------

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Note 3    Inventories

          Inventories are summarized as follows:


                                            June 2,     September 2,
                                             1995           1994
                                          -----------   ------------
                                          (Unaudited)
          Raw materials                   $2,639,824     $1,989,929
          Work-in-process                  1,945,869      2,393,651
          Finished goods                     601,544        779,617
                                          -----------    ----------
                                           5,187,237      5,163,197

          Less inventory reserves           (659,290)      (855,093)
                                          -----------    -----------

                                          $4,527,947     $4,308,104
                                          -----------    -----------
                                          -----------    -----------

Note 4    Income Taxes

          At June 2, 1995, deferred tax assets of approximately $1,154,000 were fully reserved by a valuation allowance. The Company has at June 2, 1995 approximately $1,315,000 of federal net operating loss carryforwards which expire in 2009 and 2010; $137,000 of alternative minimum tax credits and $152,000 of federal tax credits expiring through 2004 available to offset future tax liabilities.

Note 5    Long-term Debt

          During the second quarter, Wegener Corporation Chairman, Robert A. Placek, sold 150,000 shares of Wegener Corporation common stock in an open market transaction and loaned the proceeds to the Company in the form of two unsecured promissory notes. The promissory notes dated February 2 and February 9, 1995 in the amounts of $404,844 and $48,750 respectively carry maturity dates at the earlier of (1) five years or
          (2) the date upon which additional financing is obtained for at least $453,594 (see Note 6). The notes bear interest at 7.43% per annum compounded annually payable at the maturity dates. The notes are classified as current portion of long-term debt as the Company expects to repay the notes within one year.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Note 6    Common Stock and Subsequent Event

          During the third quarter, the Company, in private placements to certain accredited investors, issued 325,000 shares of unregistered common stock. The net proceeds of $906,250 were used for working capital.

          During the fourth quarter, the Company, in private placements to various accredited investors issued 975,000 shares of unregistered common stock for a net proceeds of $3,876,375. Proceeds are to be used for working capital.


Note 7    Common Stock Option Plans

               Directors' Stock Option Plan.

          During the first quarter options for 20,000 shares of common stock were granted to an officer and director at an exercise price of $1.50 vesting at 25% per year and expiring ten years and one day from the date of grant.

          During the second quarter, the Company amended the 1989 Directors' Incentive Plan to increase the aggregate number of shares of common stock that maybe awarded from 100,000 to 300,000 shares and granted common stock options to an officer and director for 153,000 shares, fully exercisable, at an exercise price of $3.00 per share expiring ten years from the date of grant. Additionally, common stock options for 18,000 shares, fully exercisable at an exercise price of $3.25 per share expiring ten years and one day from the date of grant were granted to non-employee directors.

               1988 Incentive Plan.

          During the first quarter options for 80,000 shares of common stock were granted at an exercise price of $1.50 exercisable at 25% per year and expiring five years from the date of grant.

                      WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI manufactures products for transmission of audio, data, and video via satellite.


RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 2, 1995 COMPARED TO THREE AND NINE MONTHS ENDED MAY 27, 1994

The operating results for the three and nine month periods ended June 2, 1995 were earnings of $136,000 or $0.02 per share and a loss of $(25,000) or $(0.00) per share compared to earnings of $85,000 or $0.01 per share and a loss of $(119,000) or $(0.02) per share for the three and nine month periods ended May 27, 1994.

REVENUES - The Company's revenues for the three months ended June 2, 1995 were $5,493,000, up 25.5% from revenues of $4,377,000 for the three months ended May 27, 1994. Revenues were $12,803,000 for the nine months ended June 2, 1995, up 6.1% from revenues of $12,071,000 for the nine months ended May 27, 1994.

The increases in revenues in the third quarter and first nine months of fiscal 1995 reflect 44.6% and 18.3% increases in the Direct Broadcast Satellite (DBS) revenues compared to fiscal 1994, primarily due to increased shipments of digital audio and video products to the business music and private network industries. Telecom and Custom Products Group revenues decreased 17.8% and 19.8% in the third quarter and first nine months of fiscal 1995 compared to fiscal 1994, reflecting a maturing product line and reduced shipments to the cable television and radio network industries. WCI's backlog was approximately $31,356,000 as of June 2, 1995, compared to $10,502,000 as of September 2, 1994, and $13,349,000 as of May 27, 1994.

GROSS PROFIT MARGINS - For the three and nine month periods ended June 2, 1995, gross profit margin dollars increased $264,000 or 16.4% and $170,000 or 4.1% as a result of the increased revenues for the periods. As a percentage of revenues, the Company's gross profit margins were 34.2% and 34.0% for the three and nine month periods ended June 2, 1995 compared to 36.9% and 34.6% for the three and nine month periods ended May 27, 1994. DBS product margin percentages improved in the three and nine month periods due to higher revenues resulting in manufacturing efficiencies and a favorable product mix. Telecom and custom product margin percentages decreased in the three and nine month periods due to a decrease in Telecom revenues and higher custom product costs as a result of the distributor agreement entered into in association with the divestiture of the Custom Products Division in the fourth quarter of fiscal 1994.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses were 19.7% and 19.7% of revenues for the three and nine month periods ended June 2, 1995, compared to 19.2% and 20.6% of revenues for the three and nine month periods ended May 27, 1994. Ex-penses increased $243,000 or 29.0% in the third quarter, principally due to increases in selling and corporate professional expenses.


RESEARCH AND DEVELOPMENT - Research and development expenses were 9.1% and 11.1% of revenues for the three and nine month periods ended June 2, 1995, compared to 13.4% and 12.5% for the three and nine month periods ended May 27, 1994. Research and development expenses decreased $86,000 and $92,000 in the three and nine month periods of fiscal 1995. The decreases were due to increases in capitalized software development costs. Software costs capitalized in the three and nine month periods of fiscal 1995 were $156,000 and $375,000 compared to $37,000 and $123,000 for the same periods of fiscal 1994. The Company remains committed to such research and development expenditures as are required to effectively compete and maintain pace with the rapid technological changes in the communications industry and to support innovative engineering and design in its future products.

INTEREST EXPENSE - Interest expense increased 55.4% and 39.8% in the three and nine month periods ended June 2, 1995, primarily due to increases in the prime rate and higher facility fees on the revolving line-of-credit.

INCOME TAXES - The Company recognized no income tax benefit for the first nine months of fiscal 1995 due to an increase in the valuation allowance to fully reserve the increase in deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES
NINE MONTHS ENDED JUNE 2, 1995

During the second quarter, Wegener Corporation Chairman, Robert A. Placek, sold 150,000 shares of Wegener Corporation common stock in an open market transaction and loaned the proceeds to the Company in the form of two unsecured promissory notes. The promissory notes dated February 2, and February 9, 1995 in the amounts of $404,844 and $48,750 respectively carry maturity dates at the earlier of (1) five years or (2) the date upon which additional financing is obtained for at least $453,594 (see below). The notes bear interest at 7.43% per annum compounded annually payable at the maturity dates. The notes are classified as current portion of long-term debt as the Company expects to repay the notes within one year.

During the third quarter, the Company, in private placements to certain accredited investors issued 325,000 shares of unregistered common stock. The net proceeds of $906,250 were used for working capital.

During the fourth quarter, the Company, in private placements to various accredited investors issued 975,000 shares of unregistered common stock for a net proceeds of $3,876,375. Proceeds are to be used for working capital.

During the nine months ended June 2, 1995, the Company used $1,060,000 of cash in operations primarily due to increases in accounts receivable balances-reflective of higher sales in the third quarter and increases in inventories and other assets. These increases were partially offset by increases in customer deposits. Financing activities generated cash of $454,000 from proceeds of long-term debt and $906,000 from issuance of common stock (Notes 5 and 6).

The outstanding balance on the line-of-credit was $2,229,000 at June 2, 1995, compared to $1,982,000 at September 2, 1994. Long-term debt and current maturities were $3,144,000 at the end of the third quarter compared to $2,979,000 at September 2, 1994.

The Company believes that additional funds may be needed to achieve the revenue growth forecasted for fiscal 1996. While no assurances may be given, management believes the Company would be able to obtain any additional required financing through an equity offering or through additional borrowings.

                           PART II.  OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  None

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 2, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WEGENER CORPORATION

                                      -----------------------

                                             (Registrant)

Date:  June 30, 1995               By:      /s/ Robert A. Placek
                                       ------------------------------------
                                                Robert A. Placek
                                                President


Date:  June 30, 1995               By:     /s/ C. Troy Woodbury, Jr.
                                       ------------------------------------
                                               C. Troy Woodbury, Jr.
                                               Treasurer and Chief
                                               Financial Officer