Form 10-K
period 1995-09-01
WEGENER CORP
filed 1995-12-14
CIK 715073

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 1, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to

Commission file No. 0-11003
                            ------------------------

                              WEGENER CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                           81-0371341
   (State of incorporation)                (I.R.S. Employer
                                         Identification No.)

  11350 TECHNOLOGY CIRCLE, DULUTH, GEORGIA               30155-1528
  (Address of principal executive offices)               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770) 623-0096

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.01 par value

                                (Title of class)
                            ------------------------

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

    As of December 1, 1995, 8,681,072 shares of registrant's Common Stock were outstanding and the aggregate market value of the Common Stock held by nonaffiliates was $65,222,620 based on the last sale price of the Common Stock as quoted on the NASDAQ Small-Cap Marketing System on such date. (The officers and directors of the registrant, and owners of over 10% of the registrant's common stock, are considered affiliates for purposes of this calculation.)

    Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement pertaining to the January 16, 1996 Annual Meeting of Stockholders, only to the extent expressly so stated herein, are incorporated herein by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              WEGENER CORPORATION

                                   FORM 10-K

                          YEAR ENDED SEPTEMBER 1, 1995

                                     INDEX

                                     PART I

                                                                                                                PAGE
                                                                                                                -----
 Item 1.    Business.......................................................................................           2
 Item 2.    Properties.....................................................................................           8
 Item 3.    Legal Proceedings..............................................................................           8

                                                        PART II

 Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters...........................           8
 Item 6.    Selected Financial Data........................................................................           9
 Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........          10
 Item 8.    Financial Statements and Supplementary Data....................................................          14

                                                        PART III

 Item 10.   Directors and Executive Officers of the Registrant.............................................          28
 Item 11.   Executive Compensation.........................................................................          28
 Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................          28
 Item 13.   Certain Relationships and Related Transactions.................................................          28

                                                        PART IV

 Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................          29

                                     PART I

ITEM 1.  BUSINESS

    Wegener Corporation, the Registrant, together with its subsidiaries, is referred to herein as the "Company".

    (a) General development of business.

    Wegener Corporation was formed in 1977 and is a Delaware corporation. The Company conducts its continuing business through Wegener Communications, Inc.
(WCI), its wholly-owned subsidiary, and Wegener Communications International, Inc., a wholly-owned subsidiary of WCI.

    WCI was formed in April 1978 and is a Georgia corporation. Its wholly-owned subsidiary, Wegener Communications International, Inc., is a Small Foreign Sales Corporation. WCI, a market leader in digital and analog compression technology, designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries for worldwide markets.

    (b) Financial information about industry segments.

    Segment information contained in Notes 10 and 11 to the consolidated financial statements on page 26 of this document is incorporated herein by reference in response to this item.

    (c) Narrative description of business.

        (i) Principal products produced and services rendered, and

        (ii) Status of a product or segment.

    SATELLITE COMMUNICATIONS ELECTRONICS.

WCI manufactures electronics for the distance learning, broadcast television and radio, cable television, business music, private network and data communications industries. WCI services all of the products that it sells. The Company warrants its products for a period of one year. There are no significant warranty claims outstanding as of September 1, 1995.

WCI manufactures primarily high volume standard products. During fiscal 1994, the Company divested its low volume custom products operations and entered into a distributor agreement for the sale of these products. See Note 10 to the consolidated financial statements on page 26 of this document for a discussion on this divestiture.

Throughout fiscal 1995, WCI continued to produce and develop digital compression products. These products are in use world wide in distance learning, radio, cable television, and private business networks. In terms of new orders, compressed digital products are the fastest growing product segment for the Company. Bookings for the Company's digital video products are very strong and will more than compensate for other areas which are being impacted due to shifts in technology. As expected, demand for the Company's analog products have begun to decline following market demand for, and the Company's emphasis on, digital technology.

DIGITAL COMMUNICATIONS. The demand for digital products is being driven by the high cost of satellite capacity. Satellite capacity is scarce due to pressures on both the supply and demand side of the market. On the supply side, satellites are extremely expensive to launch, build, and maintain. The useful life of a satellite is limited by the amount of positioning fuel that can be carried. Also, the placement of satellites is regulated by the FCC and therefore the number of satellites within range of any given location is limited. On the demand side, the cost of receive hardware is being steadily reduced through advancing technology. The reduction in the cost of network hardware increases the economic feasibility of a greater number of networks. This is evidenced by the trend in both television and radio towards narrow-casting to well-defined market segments as opposed to broadcasting to the general population. Digital compression technology allows a four to ten-fold, or more, increase in the throughput of a satellite channel. For the network it represents an opportunity to reduce the cost of satellite use. For the satellite operator it represents an opportunity to increase the revenue generated by an expensive asset. The market as a whole has built up demand for digital technology which has finally arrived.

With ongoing breakthroughs in digital compression, digitized video and audio products have become increasingly important. In 1995, WCI began delivering its MPEG-1 digital video products under a multi-year, multi-million dollar contract with Foundation Telecommunications, Inc. (FTI). FTI is using the WCI products to deliver distance learning programming to universities. Also in 1995 Dow Jones Investor Network and NBC Desktop Video installed WCI MPEG-1 digital video products for use in subscription-based business information networks which deliver compressed video to PCs.

WCI will manufacture MPEG-2 broadcast quality digital video products for commercial program distribution. These products will be installed at video programming origination points both at network studios and in satellite news gathering trucks for on-location transmissions. The first orders have been received for these products with deliveries scheduled for the second quarter of fiscal 1996.

The Company's digital audio products employ MPEG digital audio compression technology and are used to distribute radio and business music programming to network affiliates. Orders for WCI's digital audio receiver products came from new networks in Spain, France, Mexico, Colombia, Brazil, Finland, Germany, Belgium, Switzerland, Singapore, and the United States. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the volume of international sales.

The Company manufactures specialized data communications products used in satellite broadcast data applications. Bookings for these products were very strong in fiscal 1995. WCI manufactures satellite data receivers for Glenayre Technologies which are used to expand Glenayre's paging network. Reuters also chose WCI data equipment to expand distribution for its international news feed.

CABLE TELEVISION PRODUCTS. WCI's products are widely employed in the cable industry to provide a variety of audio, data, and video services to cable subscribers. These products deliver high quality video and stereo sound to cable headends via satellite. This includes transmission of stereo sound associated with cable television programming, discrete audio-only services provided to cable systems, automated video program delivery for regional sports networks and pay-per-view movies.

A wide variety of data transmission products are used to deliver specialized data services to cable headends and subscribers. These applications range from data to feed news services, weather and program guide graphics, delivery to personal computers, and control of cable subscribers' addressable converters.

Other cable products are cue and control equipment for cable television networks. Cueing signals are used on advertising supported networks to permit affiliated cable systems to insert local commercials at appropriate times. Control equipment delivers switching commands from the network to provide program routing and blackouts.

An additional product family of the cable television segment is graphic generators. These products deliver custom data by satellite that is graphically displayed on a subscriber's television. Products in this area were among the first generated by WCI. WCI has continued to add new products to this family to meet market demand.

RADIO AND TELEVISION BROADCASTING. Broadcasters use WCI equipment to distribute digital audio, analog audio, video, and cue/network control signals. Satellite based radio networks use WCI products to provide program audio and remote control of affiliate stations. Television networks use WCI products to deliver video, stereo sound, and data, as well as network management. Television stations use audio and data products for terrestrial microwave and fiber optic studio-to-transmitter links.

OPTICAL FIBER AND TERRESTRIAL MICROWAVE. Most of WCI's products used on satellite communications links are easily used on existing microwave or fiber circuits. Typical applications are voice and data circuits that accompany a television signal.

BUSINESS MUSIC. This market consists of suppliers of business music to retail restaurants, offices and retail establishments. WCI manufactures the equipment required to transmit audio and data from the business music supplier to the end user via satellite circuits. The equipment is controlled by the business music supplier using WCI's network control technology. Potential users of this WCI equipment include any business purchasing background music, foreground music or broadcast data.

    (iii) Sources and availability of raw materials.

    Raw materials consist of passive electronic components, electronic circuit boards and fabricated sheet metal. WCI purchases approximately one-half of its raw materials from direct dealers and the other half is purchased from distributors. Passive and active components include parts such as resistors, integrated circuits and diodes. WCI uses approximately ten distributors to supply their electronic components. Direct sources provide sheet metal, electronic circuit boards and other materials built to specifications. WCI maintains relationships with almost twenty direct dealers. Most of the Company's materials are available from a number of different suppliers, however, certain components used in existing and future products are currently available from single or limited sources. Although the Company believes that all single-source components currently are available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future. Any disruption or termination of supply of certain single-source components could have an adverse effect on the Company's business and results of operations.

    (iv) Patents, trademarks, licenses, franchises and concessions held.

    The Company holds certain patents with respect to some of its products and markets its services and products under various trademarks and tradenames. Additionally, the Company licenses certain analog audio processing technology to several manufacturing companies which generated royalty revenues of approximately $173,000, $170,000 and $223,000 in fiscal 1995, 1994, and 1993 respectively. Although the Company believes that the patents and trademarks owned are of value, the Company believes that success in its industry will be dependent upon new product introductions, frequent product enhancements, and customer support and service. However, the Company intends to protect its rights when, in its view these rights are infringed upon.

    (v) Seasonal variations in business.

    There does not appear to be any seasonal variations in the business.

    (vi) Working capital practices.

    Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MDA) on pages 10-13 of this document is incorporated herein by reference in response to this item.

    (vii) Dependence upon a limited number of customers.

    The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network , and data communications industries. Sales to Glenayre Technologies, Inc. accounted for approximately 15.0% of revenues in fiscal 1995. Sales to Muzak accounted for approximately 18.6% and 13.3% of revenues in fiscal 1994 and 1993 respectively. Additionally in fiscal 1993, sales to Mega Hertz and Minnesota Mining & Manufacturing Company accounted for approximately 10.1% and 11.3% respectively of revenues. At September 1, 1995, one customer accounted for 18.7% of the Company's accounts receivable. At September 2, 1994, two customers accounted for 22.8% and 10.4% respectively, of the Company's accounts receivable. Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues. This trend is expected to continue in fiscal 1996. There can be no assurance that the loss of one or more of these customers would not have an adverse effect on the Company's operations.

    (viii) Backlog of orders.

    The Company's backlog is comprised of undelivered, firm customer orders. The Company's backlog was approximately $27,402,000 at September 1, 1995 and $10,502,000 at September 2, 1994. Reference is hereby made to page 10 of this document which is incorporated herein by reference in response to this item.

    Approximately $8,924,000 of the September 1, 1995 backlog is expected to ship during fiscal 1996, $6,971,000 in fiscal 1997, and the remainder beyond fiscal 1997.

    (ix) Government contracts.

    Not applicable.

    (x) Competitive Conditions.

The Company competes with companies which have substantially greater resources and a larger number of products, as well as with smaller specialized companies. Competition in the emerging distance learning industry is comprised of both established firms as well as relative newcomers. Through relationships with satellite service providers, the Company has positioned itself to provide end-to-end solutions to its customers. Competition in the market for the Company's MPEG-2 broadcast television electronics products, including digital video equipment, is driven by timelines, performance, and price. The Company's broadcast digital video products are transitioning to production and are aggressively priced, with unique, desirable features. These products are physically smaller and priced below other equivalent products on the market today. The competitive situation for data products is significantly different than that of the markets for other WCI products. Due to the large number of potential end users, both small and large competitors continue to emerge. The Company believes it has positioned itself to capitalize on the market trends in this business through careful development of its product and market strategies, which have proven successful in increasing revenues from this sector. In the cable television market the Company believes that the competitive position for its products is dominant. Products for cable television include proprietary cueing and network control devises. Competition for radio network products, including the Company's digital audio products, is very aggressive and pricing is very competitive. The Company believes that its continued success in all of its markets will depend on aggressive marketing and product development.

    (xi) Research and development activities.

    The Company's research and development is designed to strengthen and broaden its existing products and systems and to develop new products and systems. A major portion of the fiscal 1995 research and development expenses were spent in the digital video product area. WCI research and development expenses totalled $1,985,000 in fiscal 1995, $2,025,000 in fiscal 1994, and $1,772,000 in fiscal 1993. Additional information contained in MDA on pages 10-13 of this document is incorporated herein by reference.

    (xii) Environmental disclosures.

    Federal, state and local pollution control requirements have no material effect upon the capital expenditures, earnings or the competitive position of the Company.

    (xiii) Number of employees.

    As of September 1, 1995, the Company had 122 employees employed by the WCI manufacturing subsidiary. No employees are parties to a collective bargaining agreement and the Company believes that its relationships with its employees is good.

         (d) Financial information about foreign and domestic operations and export sales.

    Information contained under the caption "Consolidation" on page 19 of this document, and in Note 11 on page 26 of this document are incorporated herein by reference in response to this item.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are as follows:

NAME AND BUSINESS EXPERIENCE                                  AGE                OFFICE HELD
------------------------------------------------------------  ---   --------------------------------------
ROBERT A. PLACEK                                              57    President, Chief Executive Officer and
 President and Chief Executive Officer of the Company since          Chairman of the Board
 August 1987 and Director since July 1987. Chairman of the
 Board since 1994. President and Director of WCI since 1979.

C. TROY WOODBURY, JR.                                         48    Treasurer and Chief Financial Officer
 Treasurer and Chief Financial Officer of the Company since
 June 1988 and Director since 1989. Executive Vice President of WCI since July 1995. Treasurer and Chief Operating
 Officer of WCI since September 1992. Group Controller for
 Scientific-Atlanta, Inc. from March 1975 to June 1988.

JAMES T. TRAICOFF                                             45    Controller
 Controller of the Company since November 1991; Controller
 for WCI since July 1988; Controller for BBL Industries,
 Inc. from April 1985 to July 1988.

ITEM 2.  PROPERTIES

    The home offices of the Company are located at 11350 Technology Circle, Duluth, Georgia 30155-1528. This 40,000 square foot facility, which is located on a 4.7 acre site, was purchased in February 1987. During August 1989, WCI purchased an additional 4.4 acres of adjacent property. WCI also leases approximately 11,300 square feet under long-term leases expiring during fiscal 1996, at an annual rental of approximately $74,000. This space is for additional warehouse and manufacturing capacity. WCI's manufacturing facility is subject to a mortgage note securing the indebtedness. WCI's 4.4 acres of adjacent land is pledged as collateral under the Company's line of credit facility.

ITEM 3.  LEGAL PROCEEDINGS

    No significant legal proceedings were pending as of September 1, 1995.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    The Company's Common Stock is traded on the NASDAQ Small-Cap Market System (NASDAQ symbol WGNR). As of November 21, 1995 there were approximately 2100 holders of record of Common Stock.

    The quarterly range of high and low closing sale prices for fiscal 1995 and 1994 were as follows:

                                                        FISCAL 95           FISCAL 94
                                                    -----------------   -----------------
                                                     HIGH       LOW      HIGH       LOW
                                                    -------   -------   -------   -------
First Quarter.....................................  $ 2 1/4   $ 1 1/2   $ 3 1/4   $   7/8
Second Quarter....................................    3 5/8     1 7/8     2 3/4     1 7/8
Third Quarter.....................................    6         3 1/4     2 3/8     1 5/8
Fourth Quarter....................................   12         5 5/8     2 1/4     1 3/4

    The Company has not paid cash dividends on its Common Stock. For the foreseeable future, the Company's Board of Directors does not intend to pay cash dividends, but rather plans to retain earnings to support the Company's operations and growth.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  YEAR ENDED    YEAR ENDED   YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                 SEPTEMBER 1,  SEPTEMBER 2,  AUGUST 27,   AUGUST 28,   AUGUST 30,
                                                     1995          1994         1993         1992         1991
                                                 ------------  ------------  -----------  -----------  -----------
Revenue........................................   $   19,488    $   16,521    $  14,673    $  15,722    $  15,902
Earnings (loss) from continuing operations.....          385           (69)        (428)      (1,431)        (456)
Earnings (loss) per share from continuing
 operations....................................   $      .05    $     (.01)   $    (.06)   $    (.19)   $    (.06)
Net earnings (loss) per share..................   $      .05    $     (.01)   $    (.07)   $    (.41)   $    (.11)
Cash dividends paid per share (1)..............       --            --           --           --           --
                                                 ------------  ------------  -----------  -----------  -----------
Total assets...................................   $   22,018    $   11,893    $  10,827    $  12,497    $  16,375
Long-term obligations and current maturities...        2,796         2,979        3,556        4,923        4,147
                                                 ------------  ------------  -----------  -----------  -----------
                                                 ------------  ------------  -----------  -----------  -----------

------------------------
(1) The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI manufactures products for transmission of audio, data, and video via satellite.

RESULTS OF OPERATIONS

    Earnings from continuing operations were $385,000 or $.05 per share for the year ended September 1, 1995, compared to a loss of $(69,000) or $(0.01) per share for the year ended September 2, 1994 and a loss of $(428,000) or $(0.06) per share for the year ended August 27, 1993. Net earnings were $385,000 or $.05 per share in fiscal 1995, compared to a net loss of $(69,000) or $(0.01) in fiscal 1994, and $(548,000) or $(0.07) per share for the year ended August 27, 1993.

    Revenues for fiscal 1995 were $19,488,000, up 18.0% from revenues of $16,521,000 in fiscal 1994, compared to revenues of $14,673,000 in fiscal 1993. During fiscal 1995, the Company continued to focus on improved product quality and the development of new products. Direct Broadcast Satellite (DBS) revenues increased approximately $3,800,000 or 33.6% in fiscal 1995 compared to fiscal 1994. Revenues for new digital video compression products represented approximately $2,014,000 of the increase. Telecom and Custom Product revenues decreased approximately $667,000 or 15.6% in fiscal 1995 compared to fiscal 1994. WCI's backlog was approximately $27,402,000 as of September 1, 1995, compared to $10,502,000 as of September 2, 1994, and $6,621,000 as of August 27, 1993. This backlog is the result of positive acceptance of Wegener's new digital communications products. Management believes the ability of digital compression technology to dramatically reduce the cost of satellite communications will result in a significant increase in demand for satellite communications products utilizing digital compression technology. Although no assurances can be given, the Company expects to directly benefit from this increase in demand. There may be fluctuations in the Company's revenues and operating results from quarter to quarter due to several factors, including the timing of significant orders from customers and the timing of new product introductions by the Company.

    International sales are generated through a direct sales organization and through foreign distributors. International sales were $3,926,000 or 20.1% of revenues in fiscal 1995, compared to $2,709,000 or 16.4% of revenues in fiscal 1994, and $1,972,000 or 13.4% of revenues in fiscal 1993. Management believes that international sales could increase as more business opportunities become available for WCI products in the future. All international sales are denominated in U.S. dollars.

    Gross profit increased $943,000 or 16.5% in fiscal 1995 compared to fiscal 1994 as a result of increased revenues for the year. Gross profit as a percent of sales was 34.1% in fiscal 1995, compared to 34.5% in fiscal 1994 and 35.0% in fiscal 1993. DBS product margin percentages increased in fiscal 1995 due to higher DBS revenues resulting in manufacturing efficiencies and improved product mix resulting from the introduction of new digital audio and video compression products. Telecom and Custom Product margin percentages decreased due to a decrease in Telecom revenues, resulting in higher overhead as a percentage of sales and higher costs as a result of outsourcing the manufacturing of custom products. The margin decrease as a percentage of sales in fiscal 1994 compared to fiscal 1993 was due to lower margin DBS products representing a larger percentage of total revenues (68.5% compared to

61.9%) and a decrease in Custom Product margins as a result of the outsourcing the manufacturing as discussed previously. The Company believes margins will increase in fiscal 1996 as a result of a shift in product mix comprising increased shipments of digital video products that are expected to have higher margins than existing analog DBS products.

    Selling, general and administrative expenses were $3,671,000 or 18.8% of revenues in fiscal 1995, $3,309,000 or 20.0% of revenues in fiscal 1994, and $3,366,000 or 22.9% in fiscal 1993. The percentage decrease in fiscal 1995 is due to higher revenue levels offset by a 10.9% increase in expenses compared to fiscal 1994. The increase in expenses is due primarily to increases in selling and marketing expenses.

    Research and development expenditures were $2,453,000 or 12.6% of revenues in fiscal 1995, $2,212,000 or 13.4% of revenues in fiscal 1994, and $1,889,000 or 12.9% of revenues in fiscal 1993. During fiscal 1995, $468,000 of software development costs were capitalized in accordance with FASB 86, $187,000 and $117,000 of software development costs were capitalized in fiscal 1994 and 1993, respectively. Research and development expenses were $1,985,000 or 10.2% of revenues in fiscal 1995, $2,025,000 or 12.3% of revenues in fiscal 1994, and $1,772,000 or 12.1% of revenues in fiscal 1993. The Company remains committed to such research and development expenditures as are required to effectively compete and maintain pace with the rapid technological changes in the communications industry and to support innovative engineering and design in its future products. The amount of future research and development expenditures are expected to increase compared to fiscal 1995 and decrease as a percent of revenues. The Company's ability to continue the development of new digital products is directly tied to its ability to obtain additional funding, if required.

    Interest expense increased 42.0% in fiscal 1995 compared to fiscal 1994, and increased 2.3% in fiscal 1994 compared to fiscal 1993. The increase during fiscal 1995 was primarily due to increases in the prime rate and higher facility fees related to the revolving line-of-credit. The Company believes that interest expense will increase in fiscal 1996 but will decrease as a percent of revenue.

    The Company recognized no income tax benefit in fiscal 1995, fiscal 1994, and fiscal 1993 due to fully-reserved deferred tax benefits related to federal net operating loss carryforwards, deductible temporary differences, and tax credit carryforwards.

    The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal 1995 and fiscal 1993 contain 52 weeks. Fiscal 1994 contains 53 weeks. The financial statement effect is not significant.

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 1995, The Company received proceeds, net of issuance costs, of approximately $7,662,000 in a private placement of 1,700,000 shares of common stock. These funds are being used for working capital purposes and will enable the Company to sustain anticipated higher levels of shipments in fiscal 1996. Depending on the level of revenues and profitability in fiscal 1996, additional funds for working capital may be required. The Company believes that additional funds will be available, if required, through a private placement or a secondary public offering of additional shares of common stock or through additional borrowing.

    If additional financing is required and is not available, management of the Company is committed to cutting the necessary costs throughout the organization and limiting certain planned programs in order to keep cash requirements within the current line-of-credit availability. This action would very likely result in lower revenues. This would ultimately impact the level of expenditures available for research and development expenses. However, management believes that suitable financing will be successfully obtained if required.

    The Company used cash in continuing operations of $2,488,000 in fiscal 1995, while continuing operations provided cash of $280,000 in fiscal 1994, and $1,169,000 in fiscal 1993. Discontinued operations contributed cash flow of $566,000 in fiscal 1993.

    Total indebtedness increased by $914,000 in fiscal 1995 compared to an increase of $116,000 in fiscal 1994 and a reduction in debt of $1,294,000 in fiscal 1993. Capital equipment expenditures were $490,000 in fiscal 1995, compared to $234,000 in fiscal 1994 and $351,000 in fiscal 1993. Working capital increased 683% to $7,941,000 at September 1, 1995 from $1,013,000 at September 2, 1994, compared to $1,039,000 at August 27, 1993. The increase in working capital is primarily a result of the aforementioned private placement. The Company has no material commitments for future capital expenditures.

    Net accounts receivable increased 57.0% to $4,572,000 at September 1, 1995, from $2,911,000 at September 2, 1994, compared to $1,773,000 at August 27, 1993. This increase in fiscal 1995 was due primarily to increased revenues in the fourth quarter of fiscal 1995 compared to fiscal 1994. The allowance for doubtful accounts balance was $42,000 at September 1, 1995, $112,000 at September 2, 1994, and $62,000 at August 27, 1993. The decrease in the balance at September 1, 1995 was substantially due to a write-off against the allowance of one customer's balance. Write-offs in fiscal 1994 and 1993 were $10,000 and $23,000, respectively. Increases to the allowance and charges to general and administrative expense were $70,000 in fiscal 1995, $60,000 in fiscal 1994 and $8,000 in fiscal 1993.

    Increases in raw material and finished goods inventories used cash in the amount of $2,604,000 while increases in work-in-process inventories used cash of $201,000. The Company's inventory reserve of $736,000 at September 1, 1995, is to provide for items that are potentially slow-moving, excess, or obsolete resulting from rapid technological change, frequent product introductions, changes in customer needs, and evolving industry standards which require that the Company continue to add engineering refinements to its existing products and develop and introduce new products which achieve market acceptance. Inventory reserves were reduced by $794,000 during fiscal 1994 due to: (i) write-offs of $561,000 and (ii) reductions of $233,000 associated with the recorded cost of inventory included in the divestiture of the Custom Products Division. During fiscal 1995 inventory reserves were reduced by write-offs of $196,000 and increased by provisions charged to cost of sales of $77,000.

    WCI maintains a secured revolving line-of-credit and term loan facility with a combined maximum credit limit of $4,500,000. The line-of-credit and term loan bear interest at the prime rate (8.75% at September 1, 1995) plus 3% and expire during June, 1996. Additionally, the facility requires an unused line fee payable monthly, at an annual rate of .5%, on the unused portion of the maximum credit limit; a minimum loan fee payable annually based on a minimum annual average loan balance of $3,000,000; and an annual facility fee of 1% of the maximum credit limit. The total amount of facility fees charged to interest expense during fiscal 1995 was approximately $85,000. The term loan portion, in the original amount of $719,000, requires sixty equal principal payments of $11,981 with a balloon payment due at maturity. The revolving line-of-credit has a maximum limit of $4,500,000 less the balance outstanding under the term loan (maximum limit of $4,017,000 at September 1, 1995) and is subject to availability advance formulas of 80% against eligible accounts receivable; 7% of eligible raw material inventories; generally 59% of eligible finished goods inventories; and no advances against work-in-process inventories. Advances against inventory are subject to a sublimit of the lesser of $1,500,000 or 75% of accounts receivable availability. The revolving lines of credit had an outstanding balance of $3,079,000 as of September 1, 1995, compared to $1,982,000 at September 2, 1994, and $1,289,000 at August 27, 1993. At September 1, 1995, $499,000 was available to borrow under the advance formulas.

    Long-term obligations decreased 6.2% to $2,796,000 at September 1, 1995 from $2,979,000 at September 2, 1994, compared to $3,556,000 at August 27, 1993. WCI's mortgage note on a manufacturing facility accounts for approximately $2,119,000 of total long-term debt.

    Shareholders' equity increased 270% to $11,220,000 at September 1, 1995 from $3,033,000 at September 2, 1994, and $3,560,000 at August 27, 1993. The
Company's debt to equity ratio has decreased 68% to 0.52 at September 1, 1995 from 1.64 at September 2, 1994, compared to 1.36 at August 27, 1993. The increase in shareholders' equity and decrease in the debt to equity ratio in fiscal 1995 compared to fiscal 1994 are primarily a result of the completion of the private placement.

    The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

    The Company has a deficit of $2,525,000 at September 1, 1995. The sale of the Company's Custom Product Division in fiscal year 1994 has allowed management to focus on the design and manufacturing of high volume digital products. The Company is very focused on controlling both direct and indirect manufacturing costs and other operating expenses. These costs will be adjusted as necessary if the revenues of the Company do not increase as planned. Management believes that digital compression technology may be profitably employed to create increased demand for its satellite receiving equipment if those products are manufactured in a high volume standardized production environment. Management believes that implementation of the current business plan will allow the Company to continue to operate profitably which will ultimately remedy this deficiency. The Company's ability to continue the rapid development of these new digital products is dependent on its ability to obtain additional financing, if required.

IMPACT OF INFLATION

    The Company does not believe that inflation has had a material impact on revenues or expenses during its last three fiscal years.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting For Post Retirement Benefits Other Than Pensions" and SFAS No. 112, "Employers' Accounting For Post Employment Benefits." These statements did not have a material impact on the Company as it does not offer the type of benefits contemplated by the new pronouncements.

    The FASB has also issued SFAS No. 115, "Accounting for Investments in Certain Debt and Equity Instruments." This statement did not have a material impact on the Company when it was adopted in fiscal 1995.

    The FASB has also issued SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." This statement did not impact the Company upon its adoption in fiscal 1995 as the Company does not have any types of derivative financial instruments and does not anticipate holding such securities in the near future.

    The FASB has also issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of" and SFAS No. 123, "Accounting For Stock-Based Compensation." These statements, which will be adopted in fiscal 1996, are not expected to have a material impact on the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WEGENER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                    SEPTEMBER 1,    SEPTEMBER 2,     AUGUST 27,
                                                                        1995            1994            1993
                                                                    -------------  --------------  --------------
Revenues..........................................................  $  19,488,113  $   16,521,192  $   14,673,338
                                                                    -------------  --------------  --------------
Operating costs and expenses
  Cost of products sold...........................................     12,841,412      10,817,457       9,536,936
  Selling, general and administrative.............................      3,671,203       3,309,315       3,365,637
  Research and development........................................      1,984,661       2,024,676       1,771,993
                                                                    -------------  --------------  --------------
Operating costs and expenses......................................     18,497,276      16,151,448      14,674,566
                                                                    -------------  --------------  --------------
Operating income (loss)...........................................        990,837         369,744          (1,228)
  Interest expense................................................       (629,772)       (443,548)       (433,700)
  Interest income.................................................         24,232        --              --
  Other (expense) income, net.....................................           (427)          4,447           7,084
                                                                    -------------  --------------  --------------
Earnings (loss) from continuing operations........................        384,870         (69,357)       (427,844)

Discontinued operations:
  Estimated loss on disposal of discontinued
   operations.....................................................       --              --              (119,907)
                                                                    -------------  --------------  --------------
Net earnings (loss)...............................................  $     384,870  $      (69,357) $     (547,751)
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
Earnings (loss) per share:
  Earnings (loss) from continuing operations......................  $         .05  $         (.01) $         (.06)
  Loss from discontinued operations...............................       --              --                  (.01)
                                                                    -------------  --------------  --------------
Net earnings (loss) per share.....................................  $         .05  $         (.01) $         (.07)
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
Weighted average number of shares outstanding.....................      7,447,627       7,352,621       7,409,891
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                           WEGENER CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 1,    SEPTEMBER 2,
                                                                                        1995            1994
                                                                                    -------------  --------------
ASSETS

Current assets
  Cash and cash equivalents.......................................................  $   4,913,962  $        2,515
  Accounts receivable.............................................................      4,571,589       2,911,479
  Inventories.....................................................................      7,232,521       4,308,104
  Other...........................................................................         57,328          42,448
                                                                                    -------------  --------------
    Total current assets..........................................................     16,775,400       7,264,546
Property and equipment, net.......................................................      4,412,183       4,198,348
Capitalized software costs........................................................        626,739         245,926
Other assets, net.................................................................        203,785         184,434
                                                                                    -------------  --------------
                                                                                    $  22,018,107  $   11,893,254
                                                                                    -------------  --------------
                                                                                    -------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  NOTE PAYABLE....................................................................  $   3,078,965  $    1,981,766
  Accounts payable................................................................      3,762,219       3,068,258
  Accrued expenses................................................................        643,757         559,657
  Customer deposits...............................................................        517,060         271,499
  Current maturities of long-term obligations.....................................        831,838         369,872
                                                                                    -------------  --------------
    Total current liabilities.....................................................      8,833,839       6,251,052

Long-term obligations, less current maturities....................................      1,964,227       2,609,572
                                                                                    -------------  --------------
    Total liabilities.............................................................     10,798,066       8,860,624
                                                                                    -------------  --------------
Commitments.......................................................................       --              --
Shareholders' equity
  Common stock, $.01 par value; 10,000,000 shares authorized; 9,193,680 and
   7,493,680 shares issued........................................................         91,937          74,937
  Additional paid-in capital......................................................     14,131,187       6,498,358
  Deficit.........................................................................     (2,524,553)     (2,909,423)
  Less treasury stock, at cost (515,354 and 589,351 shares).......................       (478,530)       (631,242)
                                                                                    -------------  --------------
    Total shareholders' equity....................................................     11,220,041       3,032,630
                                                                                    -------------  --------------
                                                                                    $  22,018,107  $   11,893,254
                                                                                    -------------  --------------
                                                                                    -------------  --------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

WEGENER CORPORATION AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             COMMON STOCK         ADDITIONAL                         TREASURY STOCK
                                        ----------------------     PAID-IN                      ------------------------
                                          SHARES      AMOUNT       CAPITAL         DEFICIT        SHARES       AMOUNT
                                        -----------  ---------  --------------  --------------  ----------  ------------
BALANCE, at August 28, 1992...........    7,493,680  $  74,937  $    7,229,975  $   (2,292,315)   (217,207) $   (977,432)
  Treasury stock reissued through
   stock options and 401(k) plan......      --          --            (534,527)       --           128,081       606,680
  Net loss for the year...............      --          --            --              (547,751)     --           --
                                        -----------  ---------  --------------  --------------  ----------  ------------
BALANCE, at August 27, 1993...........    7,493,680  $  74,937  $    6,695,448  $   (2,840,066)    (89,126) $   (370,752)
  Treasury stock reissued through
   stock options and 401(k) plan......      --          --            (197,090)       --            56,775       256,710
  Treasury stock acquired through
   divestiture of custom products
   group..............................      --          --            --              --          (557,000)     (517,200)
  Net loss for the year...............      --          --            --               (69,357)     --           --
                                        -----------  ---------  --------------  --------------  ----------  ------------
BALANCE, at September 2, 1994.........    7,493,680  $  74,937  $    6,498,358  $   (2,909,423)   (589,351) $   (631,242)
  Treasury stock reissued through
   stock options and 401(k) plan......      --          --             (11,809)       --            73,997       152,712
  Issuance of restricted common stock
   in private placement...............    1,700,000     17,000       7,644,638        --            --           --
  Net earnings for the year...........      --          --            --               384,870      --           --
                                        -----------  ---------  --------------  --------------  ----------  ------------
BALANCE, at September 1, 1995.........    9,193,680  $  91,937  $   14,131,187  $   (2,524,553)   (515,354) $   (478,530)
                                        -----------  ---------  --------------  --------------  ----------  ------------
                                        -----------  ---------  --------------  --------------  ----------  ------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                          WEGENER CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                     SEPTEMBER 1,    SEPTEMBER 2,     AUGUST 27,
                                                                         1995            1994            1993
                                                                     -------------  --------------  --------------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES
  Net earnings (loss)..............................................  $     384,870  $      (69,357) $     (547,751)
  Adjustments to reconcile net earnings (loss) to cash provided
   (used) by operating activities
    Depreciation and amortization..................................        679,654         748,583         871,299
    Issuance of treasury stock for compensation expenses...........         98,198          44,320          49,183
    Loss on disposal of discontinued operations....................       --              --               119,907
    Bad debt allowance.............................................         70,000          60,000           8,000
    Inventory reserves.............................................         77,000        --               164,000
    Warranty provisions............................................         70,000          50,000        --
    Loss on disposal of property and equipment.....................       --              --                 7,971
    Changes in assets and liabilities
      Accounts receivable..........................................     (1,730,110)     (1,344,917)        809,139
      Inventories..................................................     (3,001,417)       (593,204)       (323,997)
      Other current and non-current assets.........................        (89,880)       (109,866)        (88,341)
      Accounts payable.............................................        693,961       1,415,060         494,290
      Customer deposits and accrued expenses.......................        259,661          79,211        (394,317)
                                                                     -------------  --------------  --------------
                                                                        (2,488,063)        279,830       1,169,383
                                                                     -------------  --------------  --------------
CASH PROVIDED BY DISCONTINUED BUSINESS.............................       --              --               566,092
                                                                     -------------  --------------  --------------
CASH PROVIDED (USED) BY INVESTMENT ACTIVITIES
  Property and equipment expenditures..............................       (489,873)       (233,734)       (350,751)
  Capitalized software additions...................................       (468,415)       (187,184)       (117,000)
  Proceeds from note receivable related to the sale of discontinued
   business........................................................       --               145,000        --
                                                                     -------------  --------------  --------------
                                                                          (958,288)       (275,918)       (467,751)
                                                                     -------------  --------------  --------------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES
  Net change in borrowings under revolving line-of-credit..........      1,097,199         692,455          72,429
  Repayment of long-term debt and capitalized lease obligation.....       (850,044)     (1,295,783)     (1,366,754)
  Proceeds from long-term debt.....................................        453,594         718,888        --
  Proceeds from issuance of common stock...........................      7,661,638        --              --
  Debt issuance costs..............................................        (47,294)       (133,413)       --
  Proceeds from stock options exercised............................         42,705          15,300          22,970
                                                                     -------------  --------------  --------------
                                                                         8,357,798          (2,553)     (1,271,355)
                                                                     -------------  --------------  --------------
Increase (decrease) in cash and cash equivalents...................      4,911,447           1,359          (3,631)
Cash and cash equivalents, beginning of year.......................          2,515           1,156           4,787
                                                                     -------------  --------------  --------------
Cash and cash equivalents, end of year.............................  $   4,913,962  $        2,515  $        1,156
                                                                     -------------  --------------  --------------
                                                                     -------------  --------------  --------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

WEGENER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION. The financial statements include the accounts of Wegener Corporation (WGNR) ("The Company") and its wholly owned subsidiaries. Wegener Communications, Inc. (WCI) manufactures and distributes satellite communications electronics equipment in the U.S., and internationally through Wegener Communications International Inc. Telecrafter Services Corporation
(TSC) provided marketing, installation and auditing services to the cable and pay television industries. During 1993, the Company sold the net operating assets of TSC. All significant intercompany balances and transactions have been eliminated in consolidation.

FISCAL YEAR. The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal 1995 and fiscal 1993 contain 52 weeks. Fiscal 1994 contained 53 weeks. The financial statement effect is not significant.

CASH EQUIVALENTS. Cash equivalents consist of highly liquid investments with original maturities of three months or less. At September 1, 1995 cash equivalents of $4,908,000 consisted of bank commercial paper.

INVENTORIES. Inventories are stated at the lower of cost (standards, which approximate actual cost on a first-in, first-out basis) or market.

PROPERTY, EQUIPMENT AND DEPRECIATION. Property and equipment are stated at cost. Certain assets are financed under lease contracts which have been capitalized. Aggregate lease payments, discounted at appropriate rates, have been recorded as long-term debt, the related leased assets have been capitalized, and the amortization of such assets is included in depreciation expense. Depreciation is computed over the estimated useful lives of the assets on the straight-line method for financial reporting and accelerated methods for income tax purposes. Substantial betterments to property and equipment are capitalized and repairs and maintenance are expensed as incurred.

LICENSE RIGHTS, PATENTS AND TRADEMARKS. License rights, patents and trademarks are being amortized over their estimated useful lives on a straight-line basis. The remaining estimated useful lives are approximately three years. All direct costs relative to obtaining patents are deferred until the patent is granted. Costs of license rights are deferred until commencement of product shipments.

SOFTWARE COSTS. Software development costs are capitalized subsequent to establishing the technological feasibility of a product. Capitalized costs related to analog products are amortized over the lesser of three years or the products estimated market life. Capitalized costs related to digital products are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product.

Capitalized software costs for fiscal 1995, 1994, and 1993 totaled $468,000, $187,000 and $117,000, respectively. Amortization expense, included in cost of goods sold was $88,000, $48,000, and $10,000 for the same periods. Accumulated amortization amounted to $146,000 at September 1, 1995 and $58,000 at September 2, 1994.

REVENUE RECOGNITION. Product sales and services are recorded when the product is shipped or the service is rendered to the customer.

RESEARCH AND DEVELOPMENT. The Company expenses research and development costs, including expenditures related to development of the Company's software products that do not qualify for capitalization.

INCOME TAXES. Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current-year tax return and changes in deferred taxes. Deferred tax assets or liabilities are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income (loss) and for tax credit and loss carryforwards based on enacted tax laws and rates. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.

                                          WEGENER CORPORATION AND SUBSIDIARIES

EARNINGS PER SHARE. Earnings per share are computed on the basis of the weighted average number of shares outstanding during each year. All dilutive stock options, warrants and awards are assumed to be exercised at the beginning of each year with the proceeds being used to purchase shares of the Company's common stock at the average quoted market price.

EMPLOYEE BENEFIT PLANS. WCI has a profit-sharing plan covering substantially all employees. Amounts to be contributed to the plan each year are determined at the discretion of the Board of Directors subject to legal limitations. No contributions were declared for fiscal years 1995, 1994 and 1993.

Eligible WCI employees are permitted to make contributions, up to certain regulatory limits, to the plan on a tax deferred basis under Section 401(k) of the Internal Revenue Code. The plan provides for a minimum company matching contribution on a quarterly basis at the rate of 25% of employee contributions with an annual discretionary match subject to WCI's profitability. All matching contributions are in the form of Company stock or cash at the discretion of the Company's Board of Directors. Matching Company contributions in the form of common stock were approximately $37,000 in fiscal 1995, $44,000 in fiscal 1994 and $49,000 in fiscal 1993.

FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and long and short-term borrowings. The fair value of these instruments approximates their recorded value. The Company does not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of September 1, 1995.

Financial instruments that potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company invests cash through a high-credit-quality financial institution and performs periodic evaluations of the relative credit standing of the financial institution. A concentration of credit risk may exist with respect to trade receivables, as a substantial portion of the Company's customers are affiliated with the cable television, business broadcast and telecommunications industries. The Company performs ongoing credit evaluations of customers world-wide and generally does not require collateral from its customers. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

RECLASSIFICATIONS. Certain reclassifications have been made to the 1994 and 1993 financial statements to conform with the fiscal 1995 presentation.

FOREIGN CURRENCY. The U.S. dollar is the Company's functional currency for financial reporting. International sales are made and remitted in U.S. dollars.

2.  ACCOUNTS RECEIVABLE
    Accounts receivable are summarized as follows:

                                                                   SEPTEMBER 1,  SEPTEMBER 2,
                                                                       1995          1994
                                                                   ------------  -------------
Accounts receivable -- trade.....................................   $4,501,509   $   2,923,279
Other receivables................................................      111,682         100,240
                                                                   ------------  -------------
                                                                     4,613,191       3,023,519
Less allowance for doubtful accounts.............................      (41,602)       (112,040)
                                                                   ------------  -------------
                                                                    $4,571,589   $   2,911,479
                                                                   ------------  -------------
                                                                   ------------  -------------

WEGENER CORPORATION AND SUBSIDIARIES


3.  INVENTORIES
    Inventories are summarized as follows:

                                                                   SEPTEMBER 1,  SEPTEMBER 2,
                                                                       1995          1994
                                                                   ------------  -------------
Raw materials....................................................   $3,929,885   $   1,989,929
Work-in-process..................................................    2,594,977       2,393,651
Finished goods...................................................    1,443,949         779,617
                                                                   ------------  -------------
                                                                     7,968,811       5,163,197
Less inventory reserves..........................................     (736,290)       (855,093)
                                                                   ------------  -------------
                                                                    $7,232,521   $   4,308,104
                                                                   ------------  -------------
                                                                   ------------  -------------

4.  PROPERTY AND EQUIPMENT
    Major classes of property and equipment consisted of the following:

                                                                                     ESTIMATED
                                                     SEPTEMBER 1,  SEPTEMBER 2,    USEFUL LIVES
                                                         1995          1994           (YEARS)
                                                     ------------  -------------  ---------------
Land...............................................   $  707,210   $     707,210        --
Buildings and improvements.........................    3,639,844       3,637,896          3-30
Machinery and equipment............................    5,771,897       5,102,490           3-5
Furniture and fixtures.............................      589,803         589,939             5
Application software...............................      596,150         569,291             5
                                                     ------------  -------------
                                                      11,304,904      10,606,826
Less accumulated depreciation and amortization.....   (6,892,721)     (6,408,478)
                                                     ------------  -------------
                                                      $4,412,183   $   4,198,348
                                                     ------------  -------------
                                                     ------------  -------------

The Company leases office and manufacturing facilities, vehicles and equipment under long-term noncancelable operating leases which expire through fiscal 2000. Future minimum lease commitments are approximately as follows:
1996-$70,000; 1997-$43,000; 1998-$36,000; 1999-$20,000; and 2000-$18,000.
Rent expense under all leases was approximately $260,000, $210,000 and $162,000 for the fiscal years ended 1995, 1994, and 1993, respectively.


5.  FINANCING AGREEMENTS
REVOLVING LINE OF-CREDIT AND TERM LOAN FACILITY

On June 20, 1994, WCI obtained a new secured revolving line-of-credit and term loan facility with a combined maximum credit limit of $4,500,000. The line-of-credit and term loan bear interest at the prime rate (8.75% at September 1, 1995) plus 3% and expire on June 19, 1996. Additionally, the facility requires an unused line fee payable monthly, at an annual rate of
 .5%, on the unused portion of the maximum credit limit; a minimum loan fee payable annually based on a minimum annual average balance of $3,000,000; and an annual facility fee of 1% of the maximum credit limit. The total amount of facility fees charged to interest expense during fiscal 1995 was approximately $85,000. The term loan portion, in the original amount of $719,000, requires sixty equal principal payments of $11,981 beginning August 1, 1994 with a balloon payment due at maturity. The revolving line-of-credit has a maximum limit of $4,500,000 less the balance outstanding under the term loan (maximum limit of $4,017,000 at September 1, 1995) and is subject to availability advance formulas of 80% against eligible accounts receivable; 7% of eligible raw material inventories; generally 59% of eligible finished goods inventories; and no advances against work-in-process inventories. Advances against inventory are subject to a sublimit of the lesser of $1,500,000

                                          WEGENER CORPORATION AND SUBSIDIARIES


or 75% of accounts receivable availability. The loans are secured by substantially all of WCI's assets (including machinery and equipment with a book value of $721,000) except assets secured under the existing mortgage note payable and capital lease. At September 1, 1995, $499,000 was available to borrow under the advance formulas. WGNR guarantees the note payable and long-term debt of WCI. Additionally an officer and principal shareholder of WGNR guarantees the new revolving line-of-credit and term loan up to $400,000. The loans contain provisions that restrict the Company's ability to sell equipment, merge or make investments in unrelated companies or pay dividends.

The revolving line-of-credit had an outstanding balance of $3,078,965 as of September 1, 1995 compared to $1,981,766 at September 2, 1994. The outstanding balance of approximately $1,982,000 as of September 2, 1994 represents the maximum amount available at that time. Information relative to the revolving line-of credit is as follows:

                                                                           YEAR ENDED
                                                                   ---------------------------
                                                                   SEPTEMBER 1,  SEPTEMBER 2,
                                                                       1995          1994
                                                                   ------------  -------------
Maximum amount outstanding at any month-end......................   $3,078,965   $   1,981,766
Average amount outstanding during the period.....................   $1,953,071   $   1,721,917
Weighted average interest rate during the period.................         16.0%            9.9%


LONG-TERM OBLIGATIONS

                                                                   SEPTEMBER 1,  SEPTEMBER 2,
                                                                       1995          1994
                                                                   ------------  -------------
Long-term obligations consist of:
  Mortgage note, payable $37,211 monthly, including interest through February 2002, collateralized by real estate and cross collateralized under the loan facility, interest is charged at the bank's prime rate plus 1%. Additionally, the mortgage
   contains a call provision effective February 1997.............   $2,118,732   $   2,352,171
  Prime plus 3% note, payable $11,981 monthly plus interest,
   expiring June 1996, collateralized by equipment...............      483,116         627,273
  Capital lease obligation, payable $10,030 monthly, a total of
   $23,715 was paid during fiscal 1995...........................      194,217        --
                                                                   ------------  -------------
                                                                     2,796,065       2,979,444
  Less current maturities........................................     (831,838)       (369,872)
                                                                   ------------  -------------
                                                                    $1,964,227   $   2,609,572
                                                                   ------------  -------------
                                                                   ------------  -------------

WEGENER CORPORATION AND SUBSIDIARIES


A summary of future maturities of long-term debt and minimum capital lease obligation follows:

                                                        CAPITAL
                                              DEBT       LEASE
FISCAL YEAR                                MATURITIES  OBLIGATION   TOTAL
-----------------------------------------  ----------  ---------  ----------
  1996...................................  $  729,264  $ 120,360  $  849,624
  1997...................................     269,967     96,645     366,612
  1998...................................     295,989     --         295,989
  1999...................................     325,193     --         325,193
  2000...................................     356,184     --         356,184
  Thereafter.............................     625,251     --         625,251
                                           ----------  ---------  ----------
                                            2,601,848    217,005   2,818,853
  Less interest..........................      --        (22,788)    (22,788)
                                           ----------  ---------  ----------
                                           $2,601,848  $ 194,217  $2,796,065
                                           ----------  ---------  ----------
                                           ----------  ---------  ----------

Assets recorded under a capital lease included in property and equipment at September 1, 1995 are machinery and equipment of approximately $213,000 and accumulated amortization of approximately $9,000 (none at September 2, 1994).

During the second quarter of fiscal 1995, WGNR Chairman, Robert A. Placek, sold 150,000 shares of Wegener Corporation common stock in an open market transaction and loaned the proceeds to the Company in the form of two unsecured promissory notes. The promissory notes dated February 2 and February 9, 1995 in the amounts of $404,844 and $48,750 respectively bear interest at 7.43% per annum. The notes were repaid during the fourth quarter from proceeds of the issuance of common stock in a private placement (Note 8).

6.  ACCRUED EXPENSES
    Accrued expenses consisted of the following:

                                                                    SEPTEMBER 1,  SEPTEMBER 2,
                                                                        1995          1994
                                                                    ------------  ------------
Compensation......................................................   $  399,814    $  268,960
Other.............................................................      243,943       290,697
                                                                    ------------  ------------
                                                                     $  643,757    $  559,657
                                                                    ------------  ------------
                                                                    ------------  ------------

7.  INCOME TAXES
At September 1, 1995, the Company had approximately $1,586,000 of federal net operating loss carryforwards which expire in 2009 and 2010; and $137,000 of alternative minimum tax credits and $159,000 of other federal tax credits expiring through 2004 available to offset future tax liabilities.

Differences between the effective income tax rate and the statutory federal income rate in each of the three years presented were primarily the result of a valuation allowance which fully reserved the deferred tax assets. In fiscal 1995, income tax expense of $109,000 was fully offset by reductions in the deferred tax asset valuation allowance.

                                          WEGENER CORPORATION AND SUBSIDIARIES


Deferred tax assets and liabilities that arise as a result of temporary differences are as follows:

                                                                 SEPTEMBER 1,    SEPTEMBER 2,
                                                                     1995            1994
                                                                 -------------  --------------
Deferred tax assets:
  Accounts receivable and inventory reserves...................  $     447,000  $      450,000
  Non-deductible expenses......................................         77,000         135,000
  Net operating loss carryforwards.............................        539,000         450,000
  General business credit carryforwards........................        137,000         137,000
  AMT and foreign credit carryovers............................        159,000         159,000
                                                                 -------------  --------------
    Total gross deferred tax assets............................      1,359,000       1,331,000
Deferred tax asset valuation allowance.........................     (1,033,000)     (1,142,000)
                                                                 -------------  --------------
    Total deferred tax asset...................................        326,000         189,000
Deferred tax liabilities:
  Depreciation.................................................        (11,000)        (23,000)
  Capitalized software costs...................................       (236,000)        (84,000)
  Other........................................................        (79,000)        (82,000)
                                                                 -------------  --------------
    Total deferred tax liabilities.............................       (326,000)       (189,000)
                                                                 -------------  --------------
Net deferred tax asset.........................................  $    --        $     --
                                                                 -------------  --------------
                                                                 -------------  --------------

The valuation allowance relates to uncertainty surrounding the realization of the deferred tax assets as a result of the Company's history of operating losses. The valuation allowance decreased $109,000 during fiscal 1995, and $39,000 during fiscal 1994 and increased $339,000 during fiscal 1993.

Additionally, no provision for deferred tax liability has been made on the undistributed earnings of a Foreign Sales Corporation as the earnings will not be remitted in the foreseeable future and are considered permanently invested. The amount of the unrecognized deferred tax liability for the undistributed earnings of approximately $405,000 was approximately $138,000.

8.  COMMON STOCK.
During the third and fourth quarters of fiscal 1995, the Company, in a private placement to various accredited investors issued 1,700,000 shares of unregistered common stock for net proceeds of approximately $7,662,000. In conjunction with the private placement, the Company issued warrants for 45,000 common stock shares at an exercise price of $3.00 per share expiring two years from the date of issuance. The Company has filed Form S-3 to register 1,772,000 shares of common stock, however, the registration is not effective as of Form 10-K filing date.

9.  COMMON STOCK OPTIONS AND WARRANTS.
DIRECTORS' STOCK OPTION PLAN. On January 9, 1990, the stockholders approved the Wegener Corporation 1989 Directors' Incentive Plan permitting certain participating directors of the Company to be eligible to receive incentive awards consisting of common stock of the Company, performance units or stock appreciation rights payable in such stock or cash, or non-qualified stock options to purchase such stock, or any combination of the foregoing, together with supplemental cash payments. During the second quarter of fiscal 1995, the Company amended the 1989 Directors' Incentive Plan to increase the aggregate number of shares of common stock that may be awarded from 100,000 to 300,000 shares and to remove the

WEGENER CORPORATION AND SUBSIDIARIES


ineligibility provision for certain directors. The exercise price per share for non-qualified stock options or stock appreciation rights shall not be less than 85% of fair market value on the date the award is made or not more than nine trading days immediately preceding such date. The expiration period for a non-qualified stock option shall be ten years and one day from the date of the grant. The expiration period for stock appreciation rights, including any extension, shall not exceed ten years from the date of grant.

1988 INCENTIVE PLAN. On January 10, 1989 the stockholders approved the 1988 Incentive Plan providing to key employees other than directors of the Company, incentive awards consisting of common stock, performance units or stock appreciation rights payable in stock or cash; or incentive or non-qualified stock options to purchase stock; or any combination of the above, together with supplemental cash payments. The aggregate number of shares issuable under the 1988 plan is 500,000 common shares. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights will be the fair market value or, in the case of an option granted to a 10% or greater stockholder, 110% of the fair market value. The exercise price for any other option and stock appreciation rights shall be at least 85% of the fair market value on the date the option is granted. The exercise period for non-qualified stock options shall be ten years and one day from the date of the grant, and the expiration period for an incentive stock option or stock appreciation rights shall not exceed ten years from the date of the grant.

A summary of stock option transactions for the above plans follows:

                                                                     NUMBER          PER
                                                                    OF SHARES       SHARE
                                                                   -----------  --------------
Outstanding
  August 28, 1992................................................      123,700  $          .44
    Granted......................................................       72,000             .75
    Exercised....................................................      (70,000)            .44
    Terminated...................................................      --             --
                                                                   -----------  --------------
Outstanding
  August 27, 1993................................................      125,700       .44 - .75
    Granted......................................................       10,000            1.63
    Exercised....................................................      (34,900)      .44 - .75
    Terminated...................................................       (5,300)            .44
                                                                   -----------  --------------
Outstanding
  September 2, 1994..............................................       95,500      .44 - 1.63
    Granted......................................................      403,785     1.50 - 7.00
    Exercised....................................................      (39,141)     .44 - 1.93
    Terminated...................................................       (1,500)            .75
                                                                   -----------  --------------
Outstanding
  September 1, 1995..............................................      458,644  $   .44 - 7.00
                                                                   -----------  --------------
                                                                   -----------  --------------
Exercisable
  September 1, 1995..............................................      193,144  $   .44 - 3.25
                                                                   -----------  --------------
                                                                   -----------  --------------

At September 2, 1994, options for 28,625 shares were exercisable at prices ranging from $.44 to $.75.

OTHER OPTIONS, AWARDS AND WARRANTS. At September 1, 1995, options for 27,000 common stock shares, fully exercisable at a price of $2.44 per share, expiring five years from date of grant, were outstanding. In conjunction with a private placement of common stock (Note 8) the Company issued warrants for 45,000 shares at an exercise price of $3.00 per share expiring two years from the date of issue. In addition, stock awards issued under the 1988 Incentive Plan of 12,500 shares remained outstanding at September 1, 1995.

                                          WEGENER CORPORATION AND SUBSIDIARIES


10.  DIVESTITURE OF CUSTOM PRODUCTS DIVISION
Effective May 28, 1994, the Company transferred the assets of its Custom Products Division to Cross Technologies, Inc. ("CTI") a company owned by and controlled by Heinz W. Wegener in exchange for the surrender by Mr. Wegener and redemption by the Company of 557,000 shares of the common stock of the Company owned by Mr. Wegener. The recorded cost of assets transferred to Mr. Wegener included inventory of $429,000, and equipment and other assets of $88,000. The Company also entered into a License Agreement and a Distributorship and Supply Agreement with CTI. The License Agreement, the consideration for which was included in the sale of assets to Mr. Wegener, allows CTI to manufacture, use and sell the products formerly produced by the Custom Products Division of WCI. Pursuant to the Distributorship and Supply Agreement, WCI will purchase custom product analog products from CTI to supply WCI's customer base. The Company believes that the terms and provisions of these agreements are no less favorable in any material respect as the Company could obtain from another independent third party, and will allow WCI to continue to supply its customer base with a full line of products. Mr. Wegener continues to be a stockholder of the Company, and had been a director and officer of the Company since 1987. In connection with the consummation of this transaction, Mr. Wegener resigned from the Board of Directors and resigned as an officer of the Company effective May 28, 1994. In addition, Mr. Wegener, the Company and a Voting Trustee entered into a Voting Trust Agreement pursuant to which Mr. Wegener transferred his remaining shares of Wegener common stock (the "shares") to the Voting Trustee for the purpose of vesting in the Voting Trustee the sole right to vote the shares. Under the Voting Trust Agreement, the Voting Trustee will vote the shares proportionately to the manner in which votes are cast by all other shareholders of the Company who vote on any issue, and Mr. Wegener has no direct control over the voting of such shares.

Under the terms of the distribution agreement between WCI and CTI, purchases from CTI amounted to $1,023,000 and sales to CTI amounted to $126,000 for the year ended September 1, 1995. For the period May 28, 1994 through September 2, 1994, sales and purchases amounted to $239,000 and $10,000, respectively. At September 1, 1995 and September 2, 1994 accounts payable balances included amounts due to CTI of approximately $133,000 and $110,000 respectively.

11.  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS
WCI operates in a single industry segment of manufacture and sale of satellite communications electronics equipment. General corporate expenses included in selling, general and administrative expense were approximately $368,000, $196,000, and $271,000 in 1995, 1994 and 1993 respectively. Net equipment sales to foreign customers were $3,926,000 for the year ended September 1, 1995, $2,709,000 for the year ended September 2, 1994, and $1,972,000 for the year ended August 27, 1993. All foreign sales are denominated in U.S. dollars. Sales to foreign customers in 1995, 1994 and 1993 were primarily to customers located in Latin America, Canada and Europe. Profit margins on foreign sales are approximately the same as on domestic sales.

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network, and data communications industries. One customer accounted for 15.0% of revenues in fiscal 1995. A second unrelated customer accounted for 18.6% of revenues in 1994 and 13.3% in 1993. Two additional unrelated customers accounted for 11.3% and 10.1% of revenues in 1993. At September 1, 1995 one customer accounted for 18.7% of the Company's accounts receivable. At September 2, 1994, two customers accounted for 22.8% and 10.4% respectively, of the Company's accounts receivable. When deemed appropriate, the Company uses letters-of-credit and credit insurance to mitigate the credit risk associated with foreign sales.

12.  STATEMENT OF CASH FLOWS
Interest payments were approximately $647,000, $459,000, and $441,000 for fiscal years 1995, 1994 and 1993, respectively. Income taxes recovered were approximately $244,000 during fiscal year 1993. Non-cash investing and financing activities in fiscal 1995 were: (1) Equipment acquired under capital leases of approximately $213,000; (2) 12,910 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $37,000; and (3) 18,946 shares of treasury stock reissued for compensation valued at approximately $62,000. Non-cash financing activities in fiscal 1994 were: (1) Acquisition of 557,000 shares of treasury stock in exchange for inventory of approximately $429,000, and equipment and other assets of approximately $88,000 (See Note 10); and (2) 20,890 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $44,000. Non-cash financing activities in fiscal 1993 were: (1) 44,744 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $49,000; and 2) the disposal of the net operating assets of TSC in exchange for a $145,000 promissory note.

WEGENER CORPORATION AND SUBSIDIARIES


                MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Wegener Corporation is responsible for the accuracy and consistency of all the information contained in the annual report, including the accompanying consolidated financial statements. These statements have been prepared to conform with generally accepted accounting principles appropriate to the circumstances of the Company. The statements include amounts based on estimates and judgments as required.

Wegener Corporation maintains internal accounting controls designed to provide reasonable assurance that the financial records are accurate, that the assets of the Company are safeguarded, and that the financial statements present fairly the consolidated financial position, results of operations and cash flows of the Company.

The Audit Committee of the Board of Directors reviews the scope of the audits and the findings of the independent certified public accountants. The auditors meet regularly with the Audit Committee to discuss audit and financial reporting issues, with and without management present.

BDO Seidman, LLP the Company's independent certified public accountants, has audited the financial statements prepared by management. Their opinion on the statements is presented below.

                                          Robert A. Placek,
                                          PRESIDENT, CHIEF EXECUTIVE OFFICER
                                          AND CHAIRMAN OF THE BOARD

                                          C. Troy Woodbury, Jr.
                                          TREASURER AND CHIEF FINANCIAL OFFICER



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
 of Wegener Corporation
Duluth, Georgia

    We have audited the accompanying consolidated balance sheets of Wegener Corporation and subsidiaries as of September 1, 1995 and September 2, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of three years in the period ended September 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wegener Corporation and subsidiaries as of September 1, 1995 and September 2, 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 1, 1995 in conformity with generally accepted accounting principles.

                                          BDO Seidman, LLP

Atlanta, Georgia
November 20, 1995

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information contained under the caption "ELECTION OF DIRECTORS" in the Proxy Statement pertaining to the January 16, 1996 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

    Information contained under the captions "EXECUTIVE COMPENSATION" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," respectively, of the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information contained under the captions "ELECTION OF DIRECTORS" and "BENEFICIAL OWNERSHIP OF SHARES" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information contained under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Proxy Statement is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) The following consolidated financial statements of Wegener Corporation and subsidiaries and the related Report of Independent Certified Public Accountants thereon are filed as part of this report:

Consolidated Balance Sheets September 1, 1995 and September 2, 1994

Consolidated Statements of Operations Years ended September 1, 1995,
   September 2, 1994, and August 27, 1993

Consolidated Statements of Shareholders' Equity Years ended September 1,
   1995, September 2, 1994, and August 27, 1993

Consolidated Statements of Cash Flows Years ended September 1, 1995,
   September 2, 1994, and August 27, 1993

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

    Separate financial statements of the Registrant have been omitted because the Registrant is primarily a holding company and all subsidiaries included in the consolidated financial statements are deemed to be totally held.

    (a) (2) The following consolidated financial statements schedules for Wegener Corporation and subsidiaries, and the related Report of Independent Certified Public Accountants are included herein, beginning on page 15:

   Report of Independent Certified Public Accountants

   VIII Valuation and Qualifying Accounts Years ended September 1, 1995, September 2, 1994, and August 27, 1993

      X Supplementary Earnings Statement Information Years ended September 1, 1995, September 2, 1994, and August 27, 1993

Schedules I, II, III, IV, V, VI, VII, IX, XI, XII and XIII are omitted as they are not applicable or information required to be presented in these schedules is included in the Notes to Consolidated Financial Statements.

    (a) (3) The exhibits filed in response to Item 601 of Regulation S K are listed in the Exhibit Index on pages 37 and 38.

    (b) There were no reports on Form 8-K filed for the Quarter ended September 1, 1995.

    (c)     See Part IV, Item 14(a)(3).

    (d)     Not applicable.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
 of Wegener Corporation
Duluth, Georgia

    The audit referred to in our report dated November 20, 1995, relating to the consolidated financial statements of Wegener Corporation and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

    In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.

                                          BDO Seidman, LLP

Atlanta, Georgia
November 20, 1995

                                 SCHEDULE VIII
                      WEGENER CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                               BALANCE AT    CHARGED TO
                                              BEGINNING OF    COSTS AND                               BALANCE AT
                                                 PERIOD       EXPENSES     WRITE-OFFS   RECOVERIES   END OF PERIOD
                                              -------------  -----------  ------------  -----------  -------------
Allowance for doubtful accounts receivable:
  Year ended September 1, 1995..............  $     112,040  $    70,000  $   (148,714)  $   8,276   $      41,602
  Year ended September 2, 1994..............  $      62,238  $    60,000  $    (10,198)  $  --       $     112,040
  Year ended August 27, 1993................  $      52,377  $     8,000  $    (23,047)  $  24,908   $      62,238

Inventory Reserves:
  Year ended September 1, 1995..............  $     855,093  $    77,000  $   (195,803)  $  --       $     736,290
  Year ended September 2, 1994..............  $   1,648,654  $   --       $   (793,561)  $  --       $     855,093
  Year ended August 27, 1993................  $   1,664,997  $   164,000  $   (180,343)  $  --       $   1,648,654

                                   SCHEDULE X

                      WEGENER CORPORATION AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                         CHARGED TO COSTS AND EXPENSES

                                                                                  YEAR ENDED    YEAR ENDED   YEAR ENDED
                                                                                 SEPTEMBER 1,  SEPTEMBER 2,  AUGUST 27,
ITEM                                                                                 1995          1994         1993
-------------------------------------------------------------------------------  ------------  ------------  -----------
1.         Maintenance and repairs.............................................   $   *         $  214,089   $   228,686
2.         Amortization of intangible assets, preoperating costs and similar
            deferral...........................................................      199,680        *             *
3.         Taxes, other than payroll and income taxes
           a.  Sales and use taxes.............................................       *             *             *
           b.  Property tax....................................................       *             *             *
4.         Royalties...........................................................       *             *             *
5.         Advertising costs...................................................   $  196,189    $   *        $   249,881

* Total costs and expenses in these categories did not exceed 1% of total sales and revenues.

EXHIBIT INDEX
    The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number             Description of Document

 *2.1 Stock Transfer and Redemption Agreement dated May 28, 1994 by and between Wegener Corporation and Heinz Wegener (1994 10-K, filed December 15, 1994,
                           Exhibit 2.1).

 *3.1                      By-Laws (Reg. No. 2-81795, Exhibits 3(a) and 3(b)).

 *3.2 Certificate of Incorporation as amended through May 4, 1989 (1989 10-K, filed November 30, 1989,
                           Exhibit 3.2).

 *4.0 See By-Laws and Certificate of Incorporation, Exhibits 3.1 and 3.2. See Articles II and VIII of the By-Laws and Article IV of the Certificate.

 *4.1 Loan and Security Agreement and Secured Promissory Note dated June 21, 1994 by and between Wegener Communications, Inc. and The CIT Group/Credit Finance, Inc. respecting $4,500,000 combined revolving credit note and term note (1994 10-K, filed December 15, 1994, Exhibit 4.1).

 *4.2 Loan Agreement, Promissory Note and Deed to Secure Debt, and Security Agreement dated February 27, 1987 between Bank South, N.A. and Wegener Communications, Inc. respecting $3,500,000 promissory note (1990 10-K, filed November 29, 1990, Exhibit 4.4). No other long-term debt instrument of the Registrant or its subsidiaries authorizes indebtedness exceeding 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis and the Registrant hereby undertakes to provide the Commission upon request with any long-term debt instrument not filed herewith.

*10.1                      1988 Incentive Plan (1989 10-K, filed November 30,
                           1989, Exhibit 10.2).

*10.2 License Agreement, Distributorship and Supply Agreement, and Purchase Pooling and Warehouse Agreement dated May 28, 1994 by and between Wegener Communications, Inc. and Cross Technologies, Inc (1994 10-K, filed December 15, 1994, Exhibit 10.4).

*10.3 Wegener Communications, Inc. Profit Sharing Plan and Trust dated January 1, 1982, amended and restated as of January 1, 1984. (1987 10K, dated and filed November 25, 1987, Exhibit 10.14).

*10.4 1989 Directors' Incentive Plan (1990 10-K, filed November 29, 1990, Exhibit 10.9).

 10.4.1 Amendment to 1989 Directors' Incentive Plan effective February 1, 1995.

*21. Subsidiaries of the Registrant (1990 10-K, filed November 29, 1990, Exhibit 22).

 23.                       Consent of BDO Seidman, LLP

 27.                       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WEGENER CORPORATION

Date: December 13, 1995                   By          /s/ ROBERT A. PLACEK
                                                --------------------------------
                                                        Robert A. Placek
                                                           PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13th day of December, 1995.

SIGNATURE                                       TITLE
---------                                       -----
                                                President, Chief Executive
             /s/ ROBERT A. PLACEK                Officer and Chairman of the
 --------------------------------------------    Board (Principal Executive
               Robert A. Placek                  Officer)

          /s/ C. TROY WOODBURY, JR.             Treasurer and Chief Financial
 --------------------------------------------    Officer, Director (Principal
            C. Troy Woodbury, Jr.                Accounting Officer)

            /s/ JAMES T. TRAICOFF
 --------------------------------------------   Controller
              James T. Traicoff

           /s/ JAMES H. MORGAN, JR.
 --------------------------------------------   Director
             James H. Morgan, Jr.

               /s/ JOE K. PARKS
 --------------------------------------------   Director
                 Joe K. Parks

DIRECTORS
Robert A. Placek
Chairman of the Board,
President and Chief
Executive Officer
Wegener Corporation

James H. Morgan, Jr., Esq.
Partner
Smith, Gambrell & Russell

C. Troy Woodbury, Jr.
Treasurer and Chief
Financial Officer
Wegener Corporation

Joe K. Parks
Laboratory Director
Systems Development
 Laboratory
Georgia Tech Research
 Institute
Georgia Institute of
 Technology

OFFICERS
Robert A. Placek
Chairman of the Board,
President and Chief
Executive Officer

C. Troy Woodbury, Jr.
Treasurer and Chief
Financial Officer

James T. Traicoff
Controller

INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS
BDO Seidman, LLP
285 Peachtree Center Avenue
Suite 800
Atlanta, Georgia 30303-1230

TRANSFER AGENT
Securities Transfer
 Corporation
16910 Dallas Parkway
Suite 100
Dallas, Texas 75248

CORPORATE
HEADQUARTERS
11350 Technology Circle
Duluth/Atlanta, Georgia 30155-1528

ANNUAL MEETING
The annual meeting of stockholders will be held on January 16, 1996 at 7 p.m. at the Corporate Headquarters.

COMMON STOCK NASDAQ
NASDAQ Small-Cap Marketing System
Symbol: WGNR

FORM 10-K REPORT
Wegener Corporation's Annual Report on Form 10-K, filed with the Securities and Exchange Commission, is available free of charge by written request to:
  Elaine Miller, Secretary
  Investor Relations
  Wegener Corporation
  11350 Technology Circle
  Duluth, Georgia 30155-1528

QUARTERLY COMMON
STOCK PRICES
The Company's common stock is traded on the NASDAQ Small-Cap Marketing System. The quarterly range of high and low closing sale prices for fiscal 1995 and 1994 were as follows:


                       HIGH         LOW
------------------------------------
Fiscal Year Ending September 1, 1995
First Quarter        $ 2 1/4     $ 1 1/2
Second Quarter         3 5/8       1 7/8
Third Quarter          6           3 1/4
Fourth Quarter        12           5 5/8
----------------------------
Fiscal Year Ending September 2, 1994
First Quarter        $ 3 1/4     $   7/8
Second Quarter         2 3/4       1 7/8
Third Quarter          2 3/8       1 5/8
Fourth Quarter         2 1/4       1 3/4
----------------------------

The Company had approximately 2100 shareholders of record at November 21, 1995. The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.