Form 10-Q
period 1995-12-01
WEGENER CORP
filed 1996-01-16
CIK 715073

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended December 1, 1995

                                       OR
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For  the transition period from ___________________ to____________________
 Commission file No. 0-11003

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

               YES  X                   NO
                   ---                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1995.


Common Stock, $.01 par value                          8,683,644 Shares
----------------------------                    ----------------------------
         Class                                  Outstanding December 31,1995

                      WEGENER CORPORATION AND SUBSIDIARIES
                Form 10-Q For the Quarter Ended December 1, 1995


                                      INDEX
                                                                         Page(s)
                                                                         -------


PART I.  Financial Information

  Item 1.  Consolidated Financial Statements

      Introduction . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

      Consolidated Statements of Operations
      (Unaudited) - Three Months Ended
      December 1, 1995 and December 2, 1994  . . . . . . . . . . . . . . . 4

      Consolidated Balance Sheets - December 1,
      1995 (Unaudited) and September 1, 1995 . . . . . . . . . . . . . . . 5

      Consolidated Statements of Shareholders' Equity
      (Unaudited) -  Three Months Ended December 1,
      1995 and December 2, 1994  . . . . . . . . . . . . . . . . . . . . . 6

      Consolidated Statements of Cash Flows
      (Unaudited) - Three Months Ended December 1,
      1995 and December 2, 1994 . . . . . . . . . . . . . . . . . . . . .  7

      Notes to Consolidated Financial
      Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . . 8-9

  Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . . . . . 10-11

PART II. Other Information

  Item 1.   None
  Item 2.   None
  Item 3.   None
  Item 4.   None
  Item 5.   None
  Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .12

      Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

PART I.  FINANCIAL INFORMATION                     ITEM 1.  FINANCIAL STATEMENTS

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of December 1, 1995; The consolidated statements of shareholders' equity as of December 1, 1995 and December 2, 1994; the consolidated statements of operations for the three months ended December 1, 1995 and December 2, 1994; and the consolidated statements of cash flows for the three months ended December 1, 1995 and December 2, 1994 have been prepared without audit. The consolidated balance sheet as of September 1, 1995 has been examined by independent certified public accountants.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended September 1, 1995, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three months ended
                                                  December 1,    December 2,
                                                     1995           1994
----------------------------------------------------------------------------
Revenues                                          $4,368,805     $3,833,612
----------------------------------------------------------------------------

Operating costs and expenses
  Cost of products sold                            2,770,898      2,415,278
  Selling, general, and administrative               845,133        727,364
  Research and development                           569,290        551,279
----------------------------------------------------------------------------

Operating costs and expenses                       4,185,321      3,693,921
----------------------------------------------------------------------------

Operating income                                     183,484        139,691
  Interest expense                                  (157,193)      (126,786)
  Interest income                                     38,229              -
  Other (expense) income, net                            112              -
----------------------------------------------------------------------------

Earnings before income taxes                          64,632         12,905

Income tax expense                                         -              -
----------------------------------------------------------------------------

Net earnings                                      $   64,632    $    12,905
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Net earnings per common and
  common equivalent share                          $     .01        $     -
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Weighted average number of shares
  outstanding                                      9,058,863      6,984,253
----------------------------------------------------------------------------
----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       December 1,    September 1,
                                                          1995           1995
---------------------------------------------------------------------------------
ASSETS                                                (Unaudited)
Current assets
  Cash and cash equivalents                          $  1,656,976   $  4,913,962
  Accounts receivable                                   3,717,369      4,571,589
  Inventories                                          12,402,902      7,232,521
  Other                                                    72,365         57,328
---------------------------------------------------------------------------------

     Total current assets                              17,849,612     16,775,400
Property and equipment, net                             4,507,349      4,412,183
Capitalized software costs                                757,868        626,739
Other assets, net                                         169,265        203,785
---------------------------------------------------------------------------------

                                                      $23,284,094    $22,018,107
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Note payable                                       $  2,515,344   $  3,078,965
  Accounts payable                                      5,705,067      3,762,219
  Accrued expenses                                        592,947        643,757
  Customer deposits                                       498,328        517,060
  Current maturities of long-term obligations             795,895        831,838
---------------------------------------------------------------------------------

     Total current liabilities                         10,107,581      8,833,839

Long-term obligations, less current maturities          1,876,668      1,964,227
---------------------------------------------------------------------------------

     Total liabilities                                 11,984,249     10,798,066
---------------------------------------------------------------------------------

Commitments                                                     -              -

Shareholders' equity
  Common stock, $.01 par value, 10,000,000 shares
     authorized; 9,193,680 shares issued                   91,937         91,937
  Additional paid-in capital                           14,143,809     14,131,187
  Deficit                                              (2,459,921)    (2,524,553)
  Less treasury stock, at cost (512,608 and
     515,354 shares)                                     (475,980)      (478,530)
---------------------------------------------------------------------------------

     Total shareholders' equity                        11,299,845     11,220,041
---------------------------------------------------------------------------------

                                                      $23,284,094    $22,018,107
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                     Additional
                                              Common Stock             Paid-in                            Treasury Stock
                                          Shares         Amount        Capital        Deficit          Shares        Amount
------------------------------------------------------------------------------------------------------------------------------
BALANCE, at September 2, 1994            7,493,680        $74,937     $6,498,358    $(2,909,423)      (589,351)     $(631,242)

  Treasury stock reissued through
    stock options and 401(k) plan                -              -        (26,159)             -          8,490         38,205
  Net earnings for the
    three months                                 -              -              -         12,905              -              -
------------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 2, 1994             7,493,680        $74,937     $6,472,199    $(2,896,518)      (580,861)     $(593,037)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

BALANCE, at September 1, 1995            9,193,680        $91,937    $14,131,187    $(2,524,553)      (515,354)     $(478,530)

  Treasury stock reissued through
    stock options and 401(k) plan                -              -         12,622              -          2,746          2,550
  Net earnings for the
    three months                                 -              -              -         64,632              -              -
------------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 1, 1995             9,193,680        $91,937    $14,143,809    $(2,459,921)      (512,608)     $(475,980)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                      Three months ended
                                                  DECEMBER 1,     December 2,
                                                      1995           1994
-----------------------------------------------------------------------------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES
  Net earnings                                    $   64,632      $  12,905
  Adjustments to reconcile net earnings to
      cash provided by operating activities
    Depreciation and amortization                    221,423        173,169
    Issuance of treasury stock for
      compensation expenses                           12,922         10,546
  Changes in assets and liabilities
      Accounts receivable                            854,220        (53,885)
      Inventories                                 (5,170,381)       590,683
      Other current and non-current assets           (15,037)       (42,490)
      Accounts payable                             1,942,848       (271,559)
      Customer deposits and accrued expenses         (69,542)       (59,497)
-----------------------------------------------------------------------------

                                                  (2,158,915)       359,872
-----------------------------------------------------------------------------

CASH PROVIDED (USED) BY INVESTMENT ACTIVITIES
  Property and equipment expenditures               (240,158)       (33,105)
  Capitalized software additions                    (173,040)       (55,170)
-----------------------------------------------------------------------------

                                                    (413,198)       (88,275)
-----------------------------------------------------------------------------

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
  Net change in borrowings under
    revolving line-of-credit                        (563,621)      (181,330)
  Repayment of long-term debt and capitalized
    lease obligation                                (123,502)       (89,886)
  Proceeds from stock options exercised                2,250          1,500
-----------------------------------------------------------------------------

                                                    (684,873)      (269,716)
-----------------------------------------------------------------------------

Increase (decrease) in cash                       (3,256,986)         1,881
Cash and cash equivalents, beginning of period     4,913,962          2,515
-----------------------------------------------------------------------------

Cash and cash equivalents, end of year            $1,656,976      $   4,396
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
  Cash paid during the three months for:
    Interest                                      $  158,430      $ 124,801
    Income taxes                                  $        -      $       -
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1    Significant Accounting Policies

          The significant accounting policies followed by the Company are set
          forth in Note 1 to the   Company's audited consolidated financial
          statements included in the annual report on Form 10-K for the year ended September 1, 1995.


          Fiscal Year

          The Company uses a fifty-two, fifty-three week year. The fiscal year ends on the Friday closest to August 31. Fiscal years 1996 and 1995 contain fifty-two weeks.

          Financial Presentation

          Certain prior period amounts have been reclassified to conform with current period presentation.



Note 2    Accounts Receivable

          Accounts receivable are summarized as follows:

                                             December 1,         September 1,
                                                1995                1995
                                            ------------         ------------
                                            (Unaudited)
          Accounts receivable - trade        $3,656,075          $4,501,509
          Other receivables                     102,208             111,682
                                             ----------          ----------

                                              3,758,283           4,613,191
          Less allowance for
             doubtful accounts                  (40,914)            (41,602)
                                             ----------          ----------

                                             $3,717,369          $4,571,589
                                             ----------          ----------
                                             ----------          ----------

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Note 3   Inventories

          Inventories are summarized as follows:

                                            December 1,          September 1,
                                                1995                1995
                                            -----------          ------------
                                            (Unaudited)

          Raw material                      $ 6,553,894          $3,929,885
          Work-in-process                     3,533,251           2,594,977
          Finished goods                      3,052,047           1,443,949
                                            -----------          ----------
                                             13,139,192           7,968,811
          Less inventory reserves              (736,290)           (736,290)
                                            -----------          ----------

                                            $12,402,902          $7,232,521
                                            -----------          ----------
                                            -----------          ----------




Note 4   Income Taxes

         For the three months ended December 1, 1995, there was no current income tax expense due to certain expenses being currently deductible for federal and state income tax purposes and not currently deductible for financial statement purposes, resulting in a tax loss. Increases in deferred tax liabilities were fully offset by a decrease in the deferred tax asset valuation allowance. The valuation allowance decreased approximately $22,000 in the first quarter. At December 1, 1995, net deferred tax assets of $1,011,000 were fully reserved by a valuation allowance as a result of the Company's history of operating losses. At December 1, 1995, the Company had approximately $1,586,000 of federal net operating loss carryforwards which expire in 2009 and 2010; and $137,000 of alternative minimum tax credits and $159,000 of other federal tax credits expiring through 2004 available to offset future tax liabilities.

                      WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI manufactures products for transmission of audio, data, and video via satellite.

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 1, 1995 COMPARED TO THREE MONTHS
ENDED DECEMBER 2, 1994

Net earnings were $65,000 or $0.01 per share for the three month period ended December 1, 1995, compared to $13,000 or $0.00 per share for the three month period ended December 2, 1994.

REVENUES - The Company's revenues for the first quarter of fiscal 1996 were $4,369,000, up 14.0% from revenues of $3,834,000 for the same period in fiscal 1995.

Direct Broadcast Satellite (DBS) revenues increased 19.5% mainly due to increased shipments of digital audio and video products to the business music and private network industries. First quarter DBS revenues were adversely impacted by delays in the introduction of new products. These products and orders are expected to begin shipping in the second quarter of fiscal 1996. Telecom and Custom Products Group revenues decreased 5.0% which reflect a maturing product line and reduced shipments to the cable television and radio network industries. WCI's backlog was approximately $30,996,000 as of December 1, 1995, compared to $27,402,000 at September 1, 1995 and $25,122,000 at
December 2, 1994.

GROSS PROFIT MARGINS - The Company's gross profit margins were 36.6% for the three month period ended December 1, 1995 compared to 37.0% for the three month period ended December 2, 1994. First quarter margins were adversely impacted by manufacturing overhead expenses which were increased to support increased manufacturing capacity and higher inventory levels. This was partially offset by an improved DBS product mix which included new digital audio and video compression products which have higher margins than analog DBS products.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses were $845,000 or 19.3% of revenues for the three months ended December 1, 1995 compared to $727,000 or 19.0% of revenues for the same period in fiscal 1995. The increase in expenses is due to higher levels of compensation, selling, and marketing expenses in the first quarter of fiscal 1996 which were deferred in the first quarter of fiscal 1995 to offset lower revenues.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $742,000 or 17.0% of revenues in the first quarter of fiscal 1996 compared to $606,000 or 15.8% of revenues for the same period of fiscal 1995. Capitalized software development costs amounted to $173,000 in the first quarter of fiscal 1996 compared to $55,000 in the first quarter of fiscal 1995. The increases in expenditures are for the continued development of digital products.

The Company remains committed to such research and development expenditures as are required to effectively compete and maintain pace with the rapid technological changes in the communications industry and to support innovative engineering and design in its future products. The amount of future research and development expenditures are expected to increase compared to fiscal 1995 and decrease as a percent of revenues. The Company's ability to continue the rapid development of new digital products is directly tied to its ability to obtain additional funding, if required.

INTEREST EXPENSE - Interest expense increased 24.0% in the three month period in the first quarter compared to the same period of fiscal 1995 primarily due to increases in the average outstanding borrowings.


LIQUIDITY AND CAPITAL RESOURCES
THREE MONTHS ENDED DECEMBER 1, 1995

Depending on the level of revenues and profitability in fiscal 1996 additional funds for working capital may be required. The Company believes that additional funds will be available, if required, through a private placement or a secondary public offering of additional shares of common stock or through additional borrowing.

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

During the first quarter of fiscal 1996 cash and cash equivalents decreased $3,257,000. Operating activities used $2,159,000 of cash. Inventory increases used cash of $5,170,000 which was partially offset by increases in accounts payable of $1,943,000 and decreases in accounts receivable of $854,000. The Company's revolving line of credit limits inventory advances to a maximum of the lesser of $1,500,000 or 75% of accounts receivable availability. The inventory advances are currently at the maximum availability and as a result the Company is paying its trade payable creditors under informal extended payment arrangements. No assurances can be given that extended payment arrangements will continue to be granted by vendors and suppliers. Any suspension or delay in the delivery of materials would have an adverse effect on results of operations.

Inventory levels and accounts payable balances were adversely impacted by delays in introduction of new products which were expected to begin shipping in the first quarter. The Company believes the products will begin shipping towards the end of the second quarter resulting in decreases in inventory levels and accounts payable balances.

Cash used by investment activities for property and equipment expenditures and capitalized software additions was $413,000. Cash used by financing activities was $685,000.

The outstanding balance on the line-of-credit was $2,515,000 at December 1,
1995, compared to $3,079,000 at September 1, 1995.   At December 1, 1995,
$471,000 was available to borrow under the accounts receivable portion of the advance formula. Long-term debt and current maturities were $2,673,000 at the end of the first quarter compared to $2,796,000 at September 1, 1995.

                           PART II.  OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  None

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 1, 1995.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on it behalf by the undersigned thereunto duly authorized.

                                        WEGENER CORPORATION
                                        -------------------

                                        (Registrant)


Date:  January 15, 1996                 By:  /s/ Robert A. Placek
                                           ----------------------------
                                                 Robert A. Placek
                                                 President



Date:  January 15, 1996                 By:  /s/ C. Troy Woodbury, Jr.
                                           ----------------------------
                                                 C. Troy Woodbury, Jr.
                                                 Treasurer and Chief
                                                 Financial Officer