Form 10-Q
period 1996-03-01
WEGENER CORP
filed 1996-04-08
CIK 715073

                                     FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
For  the quarterly period ended March 1, 1996
                                          OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
For  the transition period from_______________________to_______________________
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

         YES  X         NO ____
              ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 1, 1996.


COMMON STOCK, $.01 PAR VALUE                          8,741,788 SHARES
- ----------------------------                     -------------------------
        Class                                    Outstanding April 1, 1996

                         WEGENER CORPORATION AND SUBSIDIARIES
                    Form 10-Q For the Quarter Ended March 1, 1996


                                        INDEX
                                                                     Page(s)
                                                                     -------

PART I.  Financial Information

 Item 1. Consolidated Financial Statements

        Introduction....................................................3

        Consolidated Statements of Operations
        (Unaudited) - Six Months Ended
        March 1, 1996 and March 3, 1995.................................4
        Consolidated Balance Sheets - March 1,
        1996 (Unaudited) and September 1, 1995..........................5

        Consolidated Statements of Shareholders' Equity
        (Unaudited) -  Six Months Ended March 1,
        1996 and March 3, 1995..........................................6

        Consolidated Statements of Cash Flows
        (Unaudited) - Six Months Ended March 1,
        1996 and March 3, 1995..........................................7

        Notes to Consolidated Financial
        Statements (Unaudited)........................................8-9

 Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.........................10-12

PART II. Other Information

 Item 1. None
 Item 2. None
 Item 3. None
 Item 4. Submission of Matters to a Vote of Security Holders............13
 Item 5. None
 Item 6. Exhibits and Reports on Form 8-K...............................13

       Signatures.......................................................14

    PART I.  FINANCIAL INFORMATION          ITEM 1.  FINANCIAL STATEMENTS

                   INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of March 1, 1996; The consolidated statements of shareholders' equity as of March 1, 1996 and March 3, 1995; the consolidated statements of operations for the six months ended March 1, 1996 and March 3, 1995; and the consolidated statements of cash flows for the six months ended March 1, 1996 and March 3, 1995 have been prepared without audit. The consolidated balance sheet as of September 1, 1995 has been examined by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended September 1, 1995, File No. 0-11003.

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

                        WEGENER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                                      Three months ended                        Six months ended
                                                   March 1,            March 3,            March 1,            March 3,
                                                    1996                1995                1996                1995
- -------------------------------------------------------------------------------------------------------------------------
Revenues                                         $5,540,490          $3,476,784          $9,909,295          $7,310,396
- -------------------------------------------------------------------------------------------------------------------------

Operating costs and expenses
  Cost of products sold                           3,673,081           2,424,091           6,443,979           4,839,369
  Selling, general, and administrative              918,924             715,089           1,764,057           1,442,453
  Research and development                          620,380             361,957           1,189,670             913,236
- -------------------------------------------------------------------------------------------------------------------------

Operating costs and expenses                      5,212,385           3,501,137           9,397,706           7,195,058
- -------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                             328,105             (24,353)            511,589             115,338
  Interest expense                                 (153,605)           (149,349)           (310,798)           (276,135)
  Interest income                                    12,409                   -              50,638                   -
  Other (expense) income, net                           150                   -                 262                   -
- -------------------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                 187,059            (173,702)            251,691            (160,797)

Income tax expense (benefit)                              -                   -                   -                   -
- -------------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                              $  187,059          $ (173,702)         $  251,691          $ (160,797)
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

Net earnings (loss) per common and
  common equivalent share                        $      .02          $     (.02)         $      .03          $     (.02)
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares
  outstanding                                     9,076,083           7,028,229           9,073,250           7,010,829
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

 See accompanying notes to consolidated financial statements.

                        WEGENER CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                                  March 1,       September 1,
                                                   1996              1995
- -------------------------------------------------------------------------------
ASSETS                                          (Unaudited)
Current assets
  Cash and cash equivalents                     $ 1,285,437       $ 4,913,962
  Accounts receivable                             4,244,834         4,571,589
  Inventories                                    12,182,447         7,232,521
  Other                                              52,970            57,328
- -------------------------------------------------------------------------------

    Total current assets                         17,765,688        16,775,400
Property and equipment, net                       4,602,223         4,412,183
Capitalized software costs                          903,500           626,739
Other assets, net                                   134,145           203,785
- -------------------------------------------------------------------------------

                                                $23,405,556       $22,018,107
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Note payable                                  $ 3,212,795       $ 3,078,965
  Accounts payable                                4,686,184         3,762,219
  Accrued expenses                                  611,540           643,757
  Customer deposits                                 553,942           517,060
  Current maturities of long-term obligations       802,452           831,838
- -------------------------------------------------------------------------------

   Total current liabilities                      9,866,913         8,833,839

Long-term obligations, less current maturities    1,905,070         1,964,227
- -------------------------------------------------------------------------------

   Total liabilities                             11,771,983        10,798,066
- -------------------------------------------------------------------------------

Commitments

Shareholders' equity
  Common stock, $.01 par value, 10,000,000
    shares authorized; 9,231,930 and 9,193,680
    shares issued                                    92,320            91,937
  Additional paid-in capital                     14,269,234        14,131,187
  Deficit                                        (2,272,862)       (2,524,553)
  Less treasury stock, at cost (490,142 and
    515,354 shares)                                (455,119)         (478,530)
- -------------------------------------------------------------------------------

     Total shareholders' equity                  11,633,573        11,220,041
- -------------------------------------------------------------------------------

                                                $23,405,556       $22,018,107
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                         WEGENER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     (Unaudited)



                                                   Common Stock          Additional                         Treasury Stock
                                               -------------------        Paid-in                        ---------------------
                                               Shares       Amount        Capital         Deficit        Shares         Amount
- --------------------------------------------------------------------------------------------------------------------------------
BALANCE, at September 2, 1994                 7,493,580     $74,937      $6,489,358      $(2,909,423)   (589,351)    $(631,242)

  Treasury stock reissued through
    stock options and 401(k) plan                     -           -         (72,321)               -      21,302        95,859
  Net loss for the
      six months                                      -           -               -         (160,797)          -             -
- --------------------------------------------------------------------------------------------------------------------------------

BALANCE, at March 3, 1995                     7,493,680     $74,937      $6,426,037      $(3,070,220)   (568,049)    $(535,383)
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------

BALANCE, at September 1, 1995                 9,193,680     $91,937     $14,131,187      $(2,524,553)   (515,354)    $(478,530)

 Common stock issued                             38,250         383         111,873                -           -             -
 Treasury stock reissued through
   stock options and 401(k) plan                      -           -          26,210                -      25,212        23,411
 Net earnings for the
  six months                                          -           -               -          251,691           -             -
- --------------------------------------------------------------------------------------------------------------------------------

BALANCE, at March 1, 1996                     9,231,930     $92,320     $14,269,234      $(2,272,862)   (490,142)    $(455,119)
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------

 See accompanying notes to consolidated financial statements.

                       WEGENER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (Unaudited)



                                                           Six months ended
                                                        March 1,     March 3,
                                                            1996         1995
- -------------------------------------------------------------------------------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES
 Net earnings (loss)                                $    251,691    $(160,797)
 Adjustments to reconcile net earnings (loss) to
    cash provided by operating activities
  Depreciation and amortization                          477,154      327,506
  Bad debt allowance                                      15,000            -
  Issuance of treasury stock for
     compensation expenses                                28,201       17,663
 Changes in assets and liabilities
     Accounts receivable                                 311,755      575,618
     Inventories                                      (4,949,926)     576,317
     Other current and non-current assets                  4,957      (89,545)
     Accounts payable                                    923,965     (849,145)
     Customer deposits and accrued expenses                4,665     (119,160)
- -------------------------------------------------------------------------------

                                                      (2,932,538)     278,457
- -------------------------------------------------------------------------------

CASH PROVIDED (USED) BY INVESTMENT ACTIVITIES
  Property and equipment expenditures                   (326,199)    (100,314)
  Capitalized software additions                        (388,832)    (219,372)
- -------------------------------------------------------------------------------

                                                        (715,031)    (319,686)
- -------------------------------------------------------------------------------

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
  Net change in borrowings under
    revolving line-of-credit                             133,830     (235,029)
  Repayment of long-term debt and capitalized
    lease obligation                                    (248,426)    (179,770)
  Proceeds from long-term debt                                 -      453,594
  Proceeds from issuance of common stock                 112,219            -
  Proceeds from stock options exercised                   21,421        5,875
- -------------------------------------------------------------------------------

                                                          19,044       44,670
- -------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents      (3,628,525)       3,441
Cash and cash equivalents, beginning of period         4,913,962        2,515
- -------------------------------------------------------------------------------

Cash and cash equivalents, end of period            $  1,285,437   $    5,956
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
  Cash paid during the six months for:
     Interest                                       $    308,356   $  268,843
     Income taxes                                   $          -   $        -
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Supplemental schedule of noncash transactions:
  Capital lease obligations incurred
     to acquire equipment                           $    159,883   $        -
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


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



Note 2   Accounts Receivable

         Accounts receivable are summarized as follows:


                                              March 1,          September 1,
                                               1996                1995
                                           -----------          ------------
                                           (Unaudited)
          Accounts receivable - trade       $4,218,558            $4,501,509
          Other receivables                     89,655               111,682
                                           -----------          ------------

                                             4,308,213             4,613,191
          Less allowance for
          doubtful accounts                    (63,379)              (41,602)
                                           -----------          ------------

                                            $4,244,834            $4,571,589
                                           -----------          ------------
                                           -----------          ------------


                         WEGENER CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Continued)


Note 3    Inventories

         Inventories are summarized as follows:

                                                  March 1,       September 1,
                                                    1996             1995
                                                -----------      ------------
                                                (Unaudited)
          Raw material                          $ 6,046,020        $3,929,885
          Work-in-process                         4,035,386         2,594,977
          Finished goods                          2,847,967         1,443,949
                                                -----------      ------------
                                                 12,929,373         7,968,811
Less inventory reserves                            (746,926)         (736,290)
                                                -----------      ------------
                                                $12,182,447        $7,232,521
                                                -----------      ------------
                                                -----------      ------------



Note 4    Income Taxes

         For the six months ended March 1, 1996 no income tax expense was recorded due to a reduction in the deferred tax asset valuation allowance. The valuation allowance decreased approximately $86,000 in the first six months of fiscal 1996. At March 1, 1996, net deferred tax assets of approximately $947,000 were fully reserved by a valuation allowance as a result of the Company's history of operating losses. At March 1, 1996, the Company had approximately $1,334,000 of federal net operating loss carryforwards which expire in 2009 and 2010; and $137,000 of alternative minimum tax credits and $159,000 of other federal tax credits expiring through 2004.

                          WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI manufactures products for transmission of audio, data, and video via satellite.

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 1, 1996 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 3, 1995

The operating results for the three and six month periods ended March 1, 1996 were net earnings of $187,000 or $0.02 per share and $252,000 or $0.03 per share compared to net losses of $(174,000) or $(0.02) per share and $(161,000) or $(0.02) per share for the three and six month periods ended March 3, 1995.

REVENUES - The Company's revenues for the three months ended March 1, 1996 were $5,540,000, up 59.4% from revenues of $3,477,000 for the three months ended March 3, 1995. Revenues were $9,909,000 for the six months ended March 1, 1996, up 35.6% from revenues of $7,310,000 for the six months ended March 3, 1995.

The increase in revenues in the second quarter and first six months of fiscal 1996 reflect 61.5% and 39.8% increases in the Direct Broadcast Satellite (DBS) revenues compared to fiscal 1995, primarily due to increased shipments of digital audio and video products to the business music and private network industries. Second quarter revenues reflected initial shipments of MPEG-2 satellite news gathering digital video products. Telecom and Custom Products Group revenues increased 66.9% and 26.4% in the second quarter and first six months of fiscal 1996 compared to fiscal 1995, principally due to increased shipments of uplink equipment to radio networks for conversion from analog to digital broadcasting. WCI's backlog was approximately $28,763,000 as of March 1, 1996, compared to $27,402,000 as of September 1, 1995, and $29,215,000 as of
March 3, 1995.

GROSS PROFIT MARGINS - The Company's gross profit margins were 33.7% and 35.0% for the three and six month periods ended March 1, 1996 compared to 30.3% and 33.8% for the three and six month periods ended March 3, 1995. The improvements in profit margin percentages for the periods were mainly due to an improved DBS product mix which included new digital audio and video compression products which have higher margins than analog DBS products. Profit margins for the three and six month periods were adversely impacted by manufacturing overhead expenses which were increased to support increased manufacturing capacity. Additionally, fiscal 1996 second quarter margins were adversely impacted by start-up costs associated with initial shipments of new digital products.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative (SG&A) expenses were $919,000 and $1,764,000 for the three and six month periods ended March 1, 1996 compared to $715,000 and $1,442,000 for the same periods of fiscal 1995. The increases in expenses for the three and six month periods are due to higher levels of compensation, selling, and marketing expenses compared to the same periods of fiscal 1995. As a percentage of revenues, SG&A expenses were 16.6% and 17.8% for the three and six month periods ended March 1, 1996 compared to 20.6% and 19.7% for the same periods of fiscal 1995.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $836,000 and $1,579,000 for the three and six month periods ended March 1, 1996, up 46.9% and 34.3%, compared to $569,000 and $1,176,000 for the same periods of fiscal 1995. Capitalized software development costs amounted to $216,000 and $389,000 for the second quarter and first six months of fiscal 1996 compared to $207,000 and $262,000 for the same periods of fiscal 1995 The increases in these expenditures are for the continued development of digital products.

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

INTEREST EXPENSE - Interest expense increased 2.8% in the three month period ended March 1, 1996 compared to the same period of fiscal 1995 primarily due to increases in the average outstanding borrowings which were partially offset by decreases in the prime rate. For the six month period ended March 1, 1996 interest expense increased 12.6% compared to the same period of fiscal 1995 primarily due to increases in the average outstanding borrowings.


LIQUIDITY AND CAPITAL RESOURCES
SIX MONTHS ENDED MARCH 1, 1996

Depending on the level of revenues and profitability in fiscal 1996 additional funds for working capital may be required. Management of the Company believes that additional funds will be available, if required, through a private placement or a public offering of additional shares of common stock or through additional borrowings or issuance of additional debt.

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

During the first six months of fiscal 1996 cash and cash equivalents decreased $3,629,000. Operating activities used $2,933,000 of cash. Inventory increases used cash of $4,950,000 which was partially offset by increases in accounts payable of $924,000 and decreases in accounts receivable of $311,000. The Company's revolving line of credit limits inventory advances to a maximum of the lesser of $1,500,000 or 75% of accounts receivable availability. The inventory advances are currently at the maximum availability. As a result, the Company is paying its trade payable creditors under informal extended payment arrangements. No assurances can be given that extended payment arrangements will continue to be granted by vendors and suppliers. Any suspension or delay in the delivery of materials would have an adverse effect on results of operations.

Inventory levels and accounts payable balances were adversely impacted by delays in the introduction of new products which were expected to begin shipping in the first quarter. Initial shipments of certain new products were made at the end of the second quarter. The Company believes shipments of new products will increase during the third quarter resulting in decreases in inventory levels and decreases in past due accounts payable balances.

Cash used by investment activities for property and equipment expenditures and capitalized software additions was $715,000. Cash provided by financing activities was $19,000. Non-cash investing and financing transactions included capital lease obligations of $160,000 to acquire equipment.

The outstanding balance on the line-of-credit was $3,213,000 at March 1, 1996, compared to $3,079,000 at September 1, 1995. At March 1, 1996, approximately $960,000 was available to borrow under the accounts receivable portion of the advance formula. Long-term debt and current maturities were $2,708,000 at the end of the second quarter compared to $2,796,000 at September 1, 1995.

                       PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         On January 16, 1996, the Annual Meeting of Shareholders was held and the following matters were voted upon:

         (1) The shareholders approved the election of the following nominees to the Board of Directors:

                   C. Troy Woodbury, Jr. and Joe K. Parks

                        5,433,265 votes for
                           25,210 votes withheld
                            1,840 votes abstaining


         (2) Certain amendments to the 1989 Director's Incentive Plan, including, among other things, amendments to increase the number of shares available under the Plan from 100,000 shares to 300,000 shares and to provide for automatic annual grants of options to non-employee directors, were approved with 4,924,688 votes for, 90,337 votes against, and 420,189 votes abstaining.

         (3) The appointment of BDO Seidman, LLP as auditors for the Company for the fiscal year 1996 was approved with 5,423,992, votes for, 26,934 votes against, and 9,888 votes abstaining.




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:  None

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 1, 1996.

                                      SIGNATURES
                                     -----------



   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on it behalf by the undersigned thereunto duly authorized.

                                       WEGENER CORPORATION
                                       -------------------
                                            (Registrant)


Date:  April 4, 1996                   By:   /s/ Robert A. Placek
                                           ------------------------------
                                                 Robert A. Placek
                                                 President



Date:  April 4, 1996                   By:   /s/ C. Troy Woodbury, Jr.
                                           -------------------------------
                                                 C. Troy Woodbury, Jr.
                                                 Treasurer and Chief
                                                 Financial Officer