Form 10-Q/A
period 1996-03-31
WEGENER CORP
filed 1996-05-30
CIK 715073

                                  FORM 10-Q/A
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
For  the quarterly period ended March 1, 1996
                                          OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
For  the transition period from_______________________to_______________________
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


Date:  May 30, 1996                    By:   /s/ Robert A. Placek
                                           ------------------------------
                                                 Robert A. Placek
                                                 President



Date:  May 30, 1996                    By:   /s/ C. Troy Woodbury, Jr.
                                           -------------------------------
                                                 C. Troy Woodbury, Jr.
                                                 Treasurer and Chief
                                                 Financial Officer