Form 10-Q
period 1996-05-31
WEGENER CORP
filed 1996-07-12
CIK 715073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1996

                                      OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

               YES   X                   NO
                   -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.01 par value                  8,758,564 Shares
- ----------------------------             -------------------------
           Class                         Outstanding June 30, 1996

                     WEGENER CORPORATION AND SUBSIDIARIES
                 Form 10-Q For the Quarter Ended May 31, 1996


                                    INDEX
                                                                         Page(s)
                                                                         -------


PART I.   Financial Information

 Item 1.  Consolidated Financial Statements

          Introduction . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

          Consolidated Statements of Operations
          (Unaudited) - Three and Nine Months Ended
          May 31, 1996 and June 2, 1995  . . . . . . . . . . . . . . . . . . . 4

          Consolidated Balance Sheets - May 31,
          1996 (Unaudited) and September 1, 1995 . . . . . . . . . . . . . . . 5

          Consolidated Statements of Shareholders' Equity
          (Unaudited) -  Three and Nine Months Ended May 31,
          1996 and June 2, 1995. . . . . . . . . . . . . . . . . . . . . . . . 6

          Consolidated Statements of Cash Flows
          (Unaudited) - Three and Nine Months Ended May 31,
          1996 and June 2, 1995. . . . . . . . . . . . . . . . . . . . . . . . 7

          Notes to Consolidated Financial
          Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . .9-11

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . .12-14

PART II.  Other Information

 Item 1.  None
 Item 2.  None
 Item 3.  None
 Item 4.  None  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
 Item 5.  None
 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 15

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I.  FINANCIAL INFORMATION                     Item 1.  FINANCIAL STATEMENTS
- ------------------------------                     -----------------------------

               INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of May 31, 1996; The consolidated statements of shareholders' equity as of May 31, 1996 and June 2, 1995; the consolidated statements of operations for the nine months ended May 31, 1996 and June 2, 1995; and the consolidated statements of cash flows for the nine months ended May 31, 1996 and June 2, 1995 have been prepared without audit. The consolidated balance sheet as of September 1, 1995 has been examined by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended September 1, 1995, File No. 0-11003.

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

                     WEGENER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                            MAY 31,        JUNE 2,         MAY 31,        JUNE 2,
                                             1996           1995            1996            1996
- -----------------------------------------------------------------------------------------------------
Revenues                                   $5,227,909     $5,492,665     $15,137,204    $12,803,061
- -----------------------------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                   3,217,494      3,612,879       9,661,473      8,452,248
    Selling, general, and administrative      915,668      1,082,293       2,679,725      2,524,746
    Research and development                  742,190        501,836       1,931,860      1,415,072
- -----------------------------------------------------------------------------------------------------

Operating costs and expenses                4,875,352      5,197,008      14,273,058     12,392,066
- -----------------------------------------------------------------------------------------------------

Operating income                              352,557        295,657         864,146        410,995
    Interest expense                         (177,077)      (161,455)       (487,875)      (437,590)
    Interest income                             5,054          2,057          55,692          2,057
    Other (expense) income, net                   299           (428)            561           (428)
- -----------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes           180,833        135,831         432,524        (24,966)

Income tax expense (benefit)                        -              -               -              -
- -----------------------------------------------------------------------------------------------------

Net earnings (loss)                        $  180,833    $   135,831     $   432,524     $  (24,966)
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------

Net earnings (loss) per common share
    Primary                                $      .02    $       .02     $       .05     $     (.00)
    Fully Diluted                          $      .02    $       .02     $       .05     $     (.00)
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------

Weighted average number of shares
       outstanding
    Primary                                 9,063,923      7,301,805       9,070,587      7,103,513
    Fully Diluted                           9,069,780      7,301,805       9,072,539      7,103,513
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                         WEGENER CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                   MAY 31,           SEPTEMBER 1,
                                                    1996                1995
- ----------------------------------------------------------------------------------
                                                 (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                      $ 4,229,397         $ 4,913,962
  Accounts receivable                              4,439,398           4,571,589
  Inventories                                     12,547,937           7,232,521
  Other                                               22,431              57,328
- ----------------------------------------------------------------------------------

     Total current assets                         21,239,163          16,775,400
Property and equipment, net                        4,646,554           4,412,183
Capitalized software costs                           948,056             626,739
Other assets, net                                    149,624             203,785
- ----------------------------------------------------------------------------------

                                                 $26,983,397         $22,018,107
- ----------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Note payable                                   $ 2,923,845         $ 3,078,965
  Accounts payable                                 2,681,143           3,762,219
  Accrued expenses                                 1,079,462             643,757
  Customer deposits                                  412,320             517,060
  Current maturities of long-term obligations        915,009             831,838
- ----------------------------------------------------------------------------------

     Total current liabilities                     8,011,779           8,833,839

Long-term obligations, less current maturities     2,370,087           1,964,227
Convertible Debt                                   5,000,000                   -
- ----------------------------------------------------------------------------------

     Total liabilities                            15,381,866          10,798,066
- ----------------------------------------------------------------------------------

Commitments                                                -                   -

Shareholders' equity
  Common stock, $.01 par value, 10,000,000
    shares authorized; 9,231,930 and
    9,193,680 shares issued                           92,320              91,937
  Additional paid-in capital                      14,040,782          14,131,187
  Deficit                                         (2,092,029)         (2,524,553)
  Less treasury stock, at cost (473,366 and
    515,354 shares)                                 (439,542)           (478,530)
- ----------------------------------------------------------------------------------

Total shareholders' equity                        11,601,531          11,220,041
- ----------------------------------------------------------------------------------

                                                 $26,983,397         $22,018,107
- ----------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                       WEGENER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                           COMMON STOCK            ADDITIONAL                        TREASURY STOCK
                                       -----------------------      PAID-IN                      -----------------------
                                        SHARES          AMOUNT      CAPITAL         DEFICIT       SHARES        AMOUNT
- ------------------------------------------------------------------------------------------------------------------------
BALANCE, at September 2, 1994          7,493,680       $74,937    $ 6,498,358     $(2,909,423)   (589,351)    $(631,242)

  Treasury stock reissued through
    stock options and 401(k) plan             --            --        (67,957)             --      42,510       123,476
  Issuance of restricted common
    stock in private placements          325,000         3,250        903,000              --          --            --
  Net loss for the
    nine months                               --            --             --         (24,966)         --            --
- ------------------------------------------------------------------------------------------------------------------------
BALANCE, at June 2, 1995               7,818,680       $78,187    $ 7,333,401     $(2,934,389)   (546,841)    $(507,766)
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

BALANCE, at September 1, 1995          9,193,680       $91,937    $14,131,187     $(2,524,553)   (515,354)    $(478,530)

  Common stock issued                     38,250           383        111,837              --          --            --
  Treasury stock reissued through
    stock options and 401(k) plan             --            --         97,758              --      41,988        38,988
  Cost of raising capital                     --            --       (300,000)             --          --            --
  Net earnings for the
    nine months                               --            --             --         432,524          --            --
- ------------------------------------------------------------------------------------------------------------------------
BALANCE, at May 31, 1996               9,231,930       $92,320    $14,040,782    $(2,092,029)    (473,366)    $(439,542)
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     WEGENER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           NINE MONTHS ENDED
                                                         MAY 31,        JUNE 2,
                                                          1996           1995
- -------------------------------------------------------------------------------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES
  Net earnings (loss)                                 $  432,524     $ (24,966)
  Adjustments to reconcile net earnings (loss) to
      cash provided by operating activities
    Depreciation and amortization                        744,640       495,928
    Bad debt allowance                                    35,000            --
    Warranty reserves                                         --        45,000
    Issuance of treasury stock for
        compensation expenses                            111,764        26,127
  Changes in assets and liabilities
        Accounts receivable                               97,191    (1,102,229)
        Inventories                                   (5,315,416)     (219,843)
        Other current and non-current assets              35,497       (61,255)
        Accounts payable                              (1,081,076)     (267,432)
        Customer deposits and accrued expenses           330,965       451,198
- -------------------------------------------------------------------------------
                                                      (4,608,911)     (657,472)
- -------------------------------------------------------------------------------

CASH PROVIDED (USED) BY INVESTMENT ACTIVITIES
  Property and equipment expenditures                   (430,322)     (280,210)
  Capitalized software additions                        (500,562)     (375,738)
- -------------------------------------------------------------------------------
                                                        (930,884)     (655,948)
- -------------------------------------------------------------------------------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES
  Net change in borrowings under
      revolving line-of-credit                          (155,120)      247,613
  Repayment of long-term debt and capitalized
      lease obligations                                 (376,852)     (288,927)
  Proceeds from long-term and convertible debt         5,300,000       453,594
  Proceeds from issuance of common stock                 112,219       906,250
  Debt issuance costs                                    (50,000)      (26,662)
  Proceeds from stock options exercised                   24,983        29,392
- -------------------------------------------------------------------------------
                                                       4,855,230     1,321,260
- -------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents        (684,565)        7,840
Cash and cash equivalents, beginning of period         4,913,962         2,515
- -------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $ 4,229,397    $   10,355
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                     WEGENER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                                  (Unaudited)

- ------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
    Cash paid during the nine months for:
          Interest                                         $485,270   $406,651
          Income taxes                                     $     --   $     --

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

Supplemental schedule of noncash transactions:
  Capital lease obligations
    incurred to acquire equipment                          $266,000   $     --
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

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



NOTE 2    ACCOUNTS RECEIVABLE

          Accounts receivable are summarized as follows:


                                               MAY 31,     SEPTEMBER 1,
                                                1996          1995
                                             -----------   ------------
                                             (Unaudited)
            Accounts receivable - trade
            Other receivables                 $4,425,851     $4,501,509
                                                  96,718        111,682
                                             -----------   ------------
                                               4,522,569      4,613,191

            Less allowance for
               doubtful accounts                 (83,171)       (41,602)
                                             -----------   ------------
                                              $4,439,398     $4,571,589
                                             -----------   ------------
                                             -----------   ------------

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 3   INVENTORIES

     Inventories are summarized as follows:


                                               MAY 31,     SEPTEMBER 1,
                                                1996          1995
                                             -----------   ------------
                                             (Unaudited)
            Raw material                     $ 5,392,717     $3,929,885
            Work-in-process                    5,205,424      2,594,977
            Finished goods                     2,696,722      1,443,949
                                             -----------   ------------
                                              13,294,863      7,968,811
            Less inventory reserves             (746,926)      (736,290)
                                             -----------   ------------

                                             $12,547,937     $7,232,521
                                             -----------   ------------
                                             -----------   ------------


NOTE 4   INCOME TAXES

         For the nine months ended May 31, 1996 no income tax expense was recorded due to a reduction in the deferred tax asset valuation allowance. The valuation allowance decreased approximately $147,000 in the first nine months of fiscal 1996. At May 31, 1996, net deferred tax assets of approximately $886,000 were fully reserved by a valuation allowance as a result of the Company's history of operating losses. At May 31, 1996, the Company had approximately $1,153,000 of federal net operating loss carryforwards which expire in 2009 and 2010; and $137,000 of alternative minimum tax credits and $159,000 of other federal tax credits expiring through 2004.

NOTE 5   CONVERTIBLE DEBENTURES

           On May 31, 1996, the Company issued $5,000,000 of 8% Convertible Debentures, due May 31,1999, in a private placement to various accredited investors for net proceeds to the Company of $4,700,000. Proceeds are to be used for working capital and reduction of the line-of-credit note payable. These debentures are convertible at the option of the holders at any time through May 31, 1999, into a number of shares of common stock at a price equal to the lesser of (i) $12.25 per share or (ii) a percentage, based on the holding period, ranging from 95% to 82.5% of the average of the lowest sale price on each of the five trading days immediately preceding the conversion date. Interest at the rate of 8% per annum is payable quarterly beginning July 1, 1996 in cash or at the option of the Company by adding the amount of such interest to the outstanding principal amount due under the Debenture. At May 31, 1996 no debentures had been converted. The Company intends to file a registration statement during the fourth quarter to register up to 1,000,000 shares of common stock underlying such debentures for resale following conversion.

                     WEGENER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 6    LONG-TERM DEBT, FINANCING AGREEMENTS AND SUBSEQUENT EVENT

          NOTE PAYABLE

          On April 8, 1996, Wegener Communications, Inc. (WCI), a wholly owned subsidiary of the Company, entered into a $600,000 promissory note with interest at the rate of 9.6% per annum with principal and interest payable in 60 consecutive monthly installments of $12,597 beginning May 1, 1996. The note is secured by certain machinery and equipment. Proceeds of the note were used for working capital. Wegener Corporation guarantees the note.

          REVOLVING LINE-OF-CREDIT AND TERM LOAN FACILITY

          On June 5, 1996 (subsequent to the end of the third quarter) WCI obtained from a bank a new secured revolving line of credit and term loan facility with a combined maximum available credit limit of $8,500,000 expiring May 4, 1999 or upon demand. The term loan portion provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Interest on the term loan is payable monthly at the bank's prime rate plus 1 1/2%. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. Interest on the revolving line of credit portion is payable monthly at the bank's prime rate plus 1/2%. Additionally, the facility requires an annual facility fee of 1% of the maximum credit limit. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw material inventories; 20% of eligible work-in-process kit inventories; and 40% and 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. The loans are secured by a first lien on substantially all of WCI's assets except assets secured under the existing mortgage note and equipment note on which the bank has a second lien. The Company is required to maintain a minimum tangible net worth with minimum annual increases at each fiscal year-end commencing with fiscal year 1997. Initial advances under the revolving line of credit will be used to pay off the balances outstanding under the existing revolving line of credit and term loan facility with a credit finance company which expired on June 21, 1996. Wegener Corporation guarantees the revolving line of credit and term loan.

                       WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI manufactures products for transmission of audio, data, and video via satellite.

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MAY 31, 1996 COMPARED TO THREE AND NINE MONTHS ENDED JUNE 2, 1995

For the three and nine month periods ended May 31, 1996, the Company had net earnings of $181,000 or $0.02 per share and $433,000 or $0.05 per share respectively compared to net earnings of $136,000 or $0.02 per share and a net loss of $(25,000) or less than $(0.01) per share for the three and nine month periods ended June 2, 1995.

REVENUES - The Company's revenues for the three months ended May 31, 1996 were $5,228,000, down 4.8% from revenues of $5,493,000 for the three months ended June 2, 1995. Revenues were $15,137,000 for the nine months ended May 31, 1996, an increase of 18.2% from revenues of $12,803,000 for the nine months ended
June 2, 1995.

In the third quarter of fiscal 1996, Direct Broadcast Satellite (DBS) revenues decreased $467,000 or 10.6% while Telecom and Custom Product Group revenues increased $222,000 or 25.5% compared to the same period of fiscal 1995. For the nine months ended May 31, 1996, DBS revenues increased $1,560,000 or 16.2% while Telecom and Custom Product Group revenues increased $728,000 or 28.2% compared to the same period of fiscal 1995. The decrease in DBS revenues in the third quarter of fiscal 1996 compared to the same period of fiscal 1995 was primarily due to a decrease in shipments of audio products to the business music and private network industries. Although DBS revenues in the third quarter reflected an increase from the second quarter in shipments of MPEG-2 satellite news gathering digital video products, DBS revenues were adversely affected by late deliveries of scheduled third quarter shipments of the digital video product line. For the nine months ended May 31, 1996, the increase in DBS revenues was due to increased shipments in the first and second quarters of fiscal 1996 of digital audio and video products to the business music and private network industries. Telecom and Custom Product Group revenue increases for the three and nine months ended May 31, 1996 were primarily due to increased shipments of uplink equipment to radio networks for conversion from analog to digital broadcasting. WCI's backlog was approximately $27,202,000 as May 31, 1996, compared to $27,402,000 as of September 1, 1995, and $31,356,000 as of
June 2, 1995.

GROSS PROFIT MARGINS - The Company's gross profit margins were 38.5% and 36.2% for the three and nine month periods ended May 31, 1996 compared to 34.2% and 34.0% for the three and nine month periods ended June 2, 1995. The improvements in profit margin percentages for the periods were mainly due to an improved DBS product mix which included new digital audio and video compression products which have higher margins than analog DBS products. Profit margins for the nine month periods were adversely impacted by manufacturing overhead expenses which were increased to support increased manufacturing capacity and by start-up costs associated with initial shipments of new digital products.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative (SG&A) expenses were $916,000 and $2,680,000 for the three and nine month periods ended May 31, 1996 compared to $1,082,000 and $2,525,000 for the same periods of fiscal 1995. The decrease in expenses for the three month period is primarily due to decreases in sales incentive compensation and reductions of administrative overhead expenses compared to the same period of fiscal 1995. For the nine month period the increase in expenses are primarily due to higher levels of selling and marketing expenses compared to the same periods of fiscal 1995. As a percentage of revenues, SG&A expenses were 17.5% and 17.7% for the three and nine month periods ended May 31, 1996 compared to 19.7% and 19.7% for the same periods of fiscal 1995.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $854,000 and $2,432,000 for the three and nine month periods ended May 31, 1996, up 32.6% and 33.6%, compared to $644,000 and $1,820,000 for the same periods of fiscal 1995. Capitalized software development costs amounted to $112,000 and $501,000 for the third quarter and first nine months of fiscal 1996 compared to $156,000 and $375,000 for the same periods of fiscal 1995 The increases in these expenditures are for the continued development of digital products.

The Company remains committed to making such research and development expenditures as are required to effectively compete and maintain pace with the rapid technological changes in the communications industry and to support innovative engineering and design in its future products. The amount of future research and development expenditures are expected to increase compared to fiscal 1995 and decrease as a percent of revenues.

INTEREST EXPENSE - Interest expense increased 9.7% in the three month period ended May 31, 1996 compared to the same period of fiscal 1995 primarily due to increases in the average outstanding borrowings which were partially offset by decreases in the prime rate. For the nine month period ended May 31, 1996 interest expense increased 11.5% compared to the same period of fiscal 1995 primarily due to increases in the average outstanding borrowings.


LIQUIDITY AND CAPITAL RESOURCES
NINE MONTHS ENDED MAY 31, 1996

On May 31, 1996, the Company issued $5,000,000 of 8% Convertible Debentures, due May 31,1999, in a private placement to various accredited investors for net proceeds to the Company of $4,700,000. Proceeds are to be used for working capital and reduction of the line-of-credit note payable. These debentures are convertible at the option of the holders at any time through May 31, 1999, into a number of shares of common stock at a price equal to the lesser of (i) $12.25 per share or (ii) a percentage, based on the holding period, ranging from 95% to 82.5% of the average of the lowest sale price on each of the five trading days immediately preceding the conversion date. Interest at the rate of 8% per annum is payable quarterly beginning July 1, 1996 in cash or at the option of the Company by adding the amount of such interest to the outstanding principal amount due under the Debenture. At May 31, 1996 no debentures had been converted. The Company intends to file a registration statement during the fourth quarter to register up to 1,000,000 shares of common stock underlying such debentures for resale following conversion.

On April 8, 1996, WCI entered into a $600,000 promissory note with interest at the rate of 9.6% per annum with principal and interest payable in 60 consecutive monthly installments of $12,597 beginning May 1, 1996. The note is secured by certain machinery and equipment. Proceeds of the note were used for working capital.

During the first nine months of fiscal 1996 cash and cash equivalents decreased $685,000. Operating activities used $4,609,000 of cash. Inventory increases used cash of $5,315,000 and decreases in accounts payable used cash of $1,081,000.

Inventory levels and accounts payable balances were adversely impacted by delays in the introduction of new products which were expected to begin shipping in the first quarter. Initial shipments of certain new products were made in the second and third quarters. The Company believes shipments of new products will increase during the fourth quarter resulting in decreases in inventory levels.

Cash used by investment activities for property and equipment expenditures and capitalized software additions was $931,000. Cash provided by financing activities was $4,855,000. Non-cash investing and financing transactions included capital lease obligations of $266,000 to acquire equipment.

The outstanding balance on the line-of-credit was $2,924,000 at May 31, 1996, compared to $3,079,000 at September 1, 1995. At May 31, 1996, approximately $1,189,000 was available to borrow under the accounts receivable portion of the advance formula. Long-term debt and current maturities were $8,285,000 at the end of the third quarter compared to $2,796,000 at September 1, 1995.


SUBSEQUENT EVENT

On June 5, 1996, Wegener Communications, Inc. (WCI) obtained from a bank a new secured revolving line of credit and term loan facility with a combined maximum available credit limit of $8,500,000 expiring May 4, 1999 or upon demand. The term loan portion provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Interest on the term loan is payable monthly at the bank's prime rate plus 1 1/2%. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. Interest on the revolving line of credit portion is payable monthly at the bank's prime rate plus 1/2%. Additionally, the facility requires an annual facility fee of 1% of the maximum credit limit. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw material inventories; 20% of eligible work-in-process kit inventories; and 40% and 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. The loans are secured by a first lien on substantially all of WCI's assets except assets secured under the existing mortgage note and equipment note on which the bank has a second lien. The Company is required to maintain a minimum tangible net worth with minimum annual increases at each fiscal year-end commencing with fiscal year 1997. Initial advances under the revolving line of credit were used to pay off the balances outstanding under the existing revolving line of credit and term loan facility with a credit finance company which expired on June 21, 1996.

                          PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits 4.1: Promissory Note dated April 8, 1996 in favoer of Lyon Credit Corporation by Wegener Communications, Inc. in the principal amount of $600,000.

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended May 31, 1996.

                                  SIGNATURES

                                 ____________

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on it behalf by the undersigned thereunto duly authorized.

                                     WEGENER CORPORATION

                                     -----------------------------------------
                                                   (Registrant)

Date:  July 11, 1996                 By:        /s/ Robert A. Placek
                                        --------------------------------------
                                                    Robert A. Placek
                                                    President



Date:  July 11, 1996                 By:      /s/ C. Troy Woodbury, Jr.
                                        --------------------------------------
                                                  C. Troy Woodbury, Jr.
                                                  Treasurer and Chief
                                                  Financial Officer