Form 10-K
period 1996-08-30
WEGENER CORP
filed 1996-11-27
CIK 715073

--------------------------------------------------------------------------------
                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                      For  the fiscal year ended August 30, 1996
                                          OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For  the transition period from                     to
                              ---------------------  -------------------------
Commission file No. 0-11003
                                 WEGENER CORPORATION

                (Exact name of registrant as specified in its charter)
              DELAWARE                                81-0371341
      (State of incorporation)                     (I.R.S. Employer
                                                  Identification No.)
11350 TECHNOLOGY CIRCLE, DULUTH, GEORGIA              30155-1528
(Address of principal executive offices)              (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (770) 623-0096

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

    As of November 15, 1996, 9,014,937 shares of registrant's Common Stock were outstanding and the aggregate market value of the Common Stock held by nonaffiliates was $31,189,828 based on the last sale price of the Common Stock as quoted on the NASDAQ Small-Cap Marketing System on such date. (The officers and directors of the registrant, and owners of over 10% of the registrant's common stock, are considered affiliates for purposes of this calculation.)

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

    Portions of the definitive Proxy Statement pertaining to the January 21, 1997 Annual Meeting of Stockholders, only to the extent expressly so stated herein, are incorporated herein by reference into Part III.

--------------------------------------------------------------------------------

                                 WEGENER CORPORATION
                                      FORM 10-K
                              YEAR ENDED AUGUST 30, 1996
                                        INDEX

                                        PART I

                                                                            Page
Item  1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
Item  2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
Item  3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .9

                                       PART II

Item  5. Market for Registrant's Common Stock and Related Stockholder
         Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
Item  6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . 10
Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . 11
Item  8. Financial Statements and Supplementary Data . . . . . . . . . . . 16

                                       PART III

Item 10. Directors and Executive Officers of the Registrant. . . . . . . . 31
Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 31
Item 12. Security Ownership of Certain Beneficial Owners
         and Management. . . . . . . . . . . . . . . . . . . . . . . . . . 31
Item 13. Certain Relationships and Related Transactions  . . . . . . . . . 31

                                       PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . 32

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

    Segment information contained in Note 11 to the consolidated financial statements on page 28 of this document is incorporated herein by reference in response to this item.

    (c)  Narrative description of business.

         (i)   Principal products produced and services rendered, and

         (ii)  Status of a product or segment.

SATELLITE COMMUNICATIONS ELECTRONICS.

WCI manufacturers electronics for the distance learning, broadcast television and radio, cable television, business music, private network and data communications industries. WCI services all of the products that it sells. The Company warrants its products for a period of one year. There were no significant warranty claims outstanding as of August 30, 1996.

WCI manufacturers primarily high volume standard products. During fiscal 1994, the Company divested its low volume custom products operations and entered into a distributor agreement for the sale of these products.

Throughout fiscal 1995 and fiscal 1996, WCI continued to produce and develop digital compression products. These products are in use world wide in distance learning, radio, cable television, and private business networks. In terms of new orders, compressed digital products are the fastest growing product segment for the Company. Bookings for the Company's digital video products are strong and management believes they will more than compensate for other areas which are being impacted due to shifts in technology. As expected, demand for the Company's analog products has begun to decline following market demand for, and the Company's emphasis on, digital technology.

DIGITAL COMMUNICATIONS. The demand for digital products is being driven by the high cost of satellite capacity. Satellite capacity is scarce due to pressures on both the supply and demand side of the market. On the supply side, satellites are extremely expensive to launch, build, and maintain. The useful life of a satellite is limited by the amount of positioning fuel that can be carried. Also, the placement of satellites is regulated by the FCC and therefore the number of satellites within range of any given location is limited. On the demand side, the cost of receive hardware is being steadily reduced through advancing technology. The reduction in the cost of network hardware increases the economic feasibility of a greater number of networks. This is evidenced by the trend in both television and radio towards narrow-casting to well-defined market segments as opposed to broadcasting to the general population. Digital compression technology allows a four to ten-fold, or more, increase in the throughput of a satellite channel. For the network it represents an opportunity to reduce the cost of satellite use. For the satellite operator it represents an opportunity to increase the revenue generated by an expensive asset. The market as a whole has built up demand for digital technology.

With ongoing breakthroughs in digital compression, digitized audio and video products have become increasingly important. WCI manufactures MPEG-2 broadcast quality digital video products for commercial program distribution. During the fourth quarter of fiscal 1996 WCI received an order for its MPEG-2 products for use by NBC in the MSNBC network. A significant portion of the order was delivered during the fourth quarter with the remainder to be delivered during the first quarter of fiscal 1997. The order comprised over 450 satellite receivers and over 80 transmit systems. Similar WCI equipment is also in use by Turner Broadcasting.


WCI's lower data rate products have been ordered by Eli Lilly and Company for their global business network. Ongoing projects include shipments of digital video products to Dow Jones Investor Network, NBC Desktop, and Reuters Financial Television for use in terrestrial and satellite business information networks which deliver compressed video to subscribers' desktops.

The Company's digital audio products employ MPEG digital audio compression technology and are used to distribute radio and business music programming to network affiliates. During fiscal 1996, ABC Radio Network, Jones Satellite Networks, Moody Broadcasting and a variety of smaller networks throughout the world chose WCI digital audio products to upgrade their networks.

The Company also manufacturers specialized data communications products used in satellite broadcast data applications. Bookings for these products remained strong in fiscal 1996. WCI manufactures satellite data receivers for Glenayre Technologies which are being used to expand Glenayre's paging network. Reuters also uses WCI data equipment to expand distribution for its international news feed.

CABLE TELEVISION PRODUCTS. WCI's products are widely employed in the cable industry to provide a variety of audio, data, and video services to cable subscribers. These products deliver high quality video and stereo sound to cable headends via satellite. This includes transmission of stereo sound associated with cable television programming, discrete audio-only services provided to cable systems, automated program delivery for regional sports networks, and pay-per-view movies.

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

RADIO AND TELEVISION BROADCASTING. Broadcasters use WCI equipment to distribute digital audio, analog audio, video, and cue/network control signals. Television networks, such as NBC and Turner Broadcasting, use WCI products to distribute programming from remote locations and between affiliates. Satellite based radio networks distribute programming and network control signals to network affiliates.

OPTICAL FIBER AND TERRESTRIAL MICROWAVE. Most of WCI's products used on satellite communications links are easily used on existing microwave or fiber circuits. Typical applications are voice and data circuits that accompany a television signal.

BUSINESS MUSIC. This market consists of suppliers of business music to retail restaurants, offices and retail establishments. WCI manufactures the equipment required to transmit audio and data from the business music supplier to the end user via satellite circuits. The equipment is controlled by the business music supplier using WCI's network control technology. Potential users of this WCI equipment include any business purchasing background music, foreground music and broadcast data.

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

    The Company holds certain patents with respect to some of its products and markets its services and products under various trademarks and tradenames. Additionally, the Company licenses certain analog audio processing technology to several manufacturing companies which generated royalty revenues of approximately $112,000, $173,000 and $170,000 in fiscal 1996, 1995, and 1994, respectively. Although the Company believes that the patents and trademarks owned are of value, the Company believes that success in its industry will be dependent upon new product introductions, frequent product enhancements, and customer support and service. However, the Company intends to protect its rights when, in its view, these rights are infringed upon.

    (v)    Seasonal variations in business.

    There does not appear to be any seasonal variations in the Company's business.

    (vi)   Working capital practices.

    Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) on pages 11-16 of this document is incorporated herein by reference in response to this item.

    (vii)  Dependence upon a limited number of customers.

    The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network, and data communications industries. Sales to Ascent Network Services, Inc. accounted for approximately 14.2% of revenues in fiscal 1996. Sales to Glenayre Technologies, Inc. accounted for approximately 15.0% of revenues in fiscal 1995. Sales to Muzak accounted for approximately 18.6% of revenues in fiscal 1994. At August 30, 1996, two customers accounted for 34.6% and 10.8% respectively, of the Company's accounts receivable. At September 1, 1995, one customer accounted for 18.7% of the Company's accounts receivable. Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues. This trend is expected to continue in fiscal 1997. There can be no assurance that the loss of one or more of these customers would not have an adverse effect on the Company's operations.

    (viii) Backlog of orders.

    The Company's backlog is comprised of undelivered, firm customer orders. The Company's backlog was approximately $28,045,000 at August 30, 1996 and $27,402,000 at September 1, 1995. Reference is hereby made to page 11 of this document which is incorporated herein by reference in response to this item.

    Approximately $12,396,000 of the August 30, 1996 backlog is expected to ship during fiscal 1997, $2,400,000 in fiscal 1998, and the remainder beyond fiscal 1998.

    (ix)   Government contracts.

    Not applicable.

    (x)    Competitive Conditions.

    The Company competes with companies which have substantially greater resources and a larger number of products than the Company, as well as with small specialized companies. Competition in the emerging distance learning industry is comprised of both established firms as well as relative newcomers. Through relationships with satellite service providers, the Company has positioned itself to provide end-to-end solutions to its customers. Competition in the market for the Company's MPEG-2 broadcast television electronics products, including digital video equipment, is driven by timeliness, performance, and price. The Company's broadcast digital video products are in production and are aggressively priced, with unique, desirable features. Management believes these products are physically smaller and priced below other equivalent products on the market today. The competitive situation of data products is significantly different than that of the markets for other WCI products. Due to the large number of potential end users, both small and large competitors continue to emerge. The Company believes it has positioned itself to capitalize on the market trends in this business through careful development of its product and market strategies, which have proven successful in increasing revenues from this sector. In the cable television market the Company believes that the competitive position for its products is dominant. Products for cable television include proprietary cueing and network control devices. Competition for radio network products, including the Company's digital audio products, is very aggressive and pricing is very competitive. The Company believes that its continued success in all of its markets will depend on aggressive marketing and product development.

    (xi)   Research and development activities.

    The Company's research and development is designed to strengthen and broaden its existing products and systems and to develop new products and systems. A major portion of the fiscal 1996 research and development expenses were spent in the digital video product area. WCI research and development expenses totalled $2,286,000 in fiscal 1996, $1,985,000 in fiscal 1995, and $2,025,000 in fiscal 1994. Additional information contained in MDA on pages 11-16 of this document is incorporated herein by reference in response to this item.

    (xii)  Environmental disclosures.

    Federal, state and local pollution control requirements have no material effect upon the capital expenditures, earnings or the competitive position of the Company.

    (xiii) Number of employees.

    As of August 30, 1996, the Company had 131 employees employed by the WCI manufacturing subsidiary. No employees are parties to a collective bargaining agreement and the Company believes that its relationships with its employees are good.
         (d) Financial information about foreign and domestic operations and export sales.

    Information contained under the caption "Consolidation" on page 21 of this document , and in Note 11 on page 28 of this document are incorporated herein by reference in response to this item.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are as follows:

NAME AND BUSINESS EXPERIENCE           AGE                 OFFICE HELD

ROBERT A. PLACEK                       58             President,
President and Chief Executive Officer                 Chief Executive Officer
of the Company since August                           and Chairman of the
1987 and Director since July 1987.                    Board
Chairman of the Board since 1994.
President and Director of WCI since
1979.


C. TROY WOODBURY, JR.
Treasurer and Chief Financial          49             Treasurer and
Officer of the Company since                          Chief Financial Officer
June 1988 and Director since 1989.
Executive Vice President of WCI since
July 1995.  Treasurer and Chief
Operating Officer of WCI since
September 1992.  Group Controller
for Scientific-Atlanta, Inc. from
March 1975 to June 1988.

JAMES T. TRAICOFF
Controller of the Company since        46             Controller
November 1991; Controller for WCI
since July 1988; Controller for BBL
Industries, Inc. from April 1985 to
July 1988.

ITEM 2.  PROPERTIES

    The home offices of the Company are located at 11350 Technology Circle, Duluth, Georgia 30155-1528. This 40,000 square foot facility, which is located on a 4.7 acre site, was purchased in February 1987. During August 1989, WCI purchased an additional 4.4 acres of adjacent property. WCI also leases approximately 11,300 square feet under long-term leases expiring during fiscal 1999, at an annual rental of approximately $79,000. This space is for additional warehouse and manufacturing capacity. WCI's manufacturing facility is subject to a mortgage note securing the indebtedness. WCI's 4.4 acres of adjacent land is pledged as collateral under the Company's line of credit facility.

ITEM 3.  LEGAL PROCEEDINGS

    No significant legal proceedings were pending as of August 30, 1996.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the NASDAQ Small-Cap Market System (NASDAQ symbol WGNR). As of November 15, 1996 there were approximately 3,453 holders of record of Common Stock.

The quarterly range of high and low closing sale prices for fiscal 1996 and 1995 were as follows:

                                  Fiscal 96                Fiscal 95
                                  ---------                ---------
                             High           Low       High           Low

         First Quarter      $12           $ 9        $ 2 1/4        $1 1/2
         Second Quarter      13 3/4         8 1/2      3 5/8         1 7/8
         Third Quarter       10 5/8         7 3/4      5 7/8         3 1/4
         Fourth Quarter      12 1/4         5 5/8     11 1/2         5 13/16

    The Company has not paid any cash dividends on its Common Stock. For the foreseeable future, the Company's Board of Directors does not intend to pay cash dividends, but rather plans to retain earnings to support the Company's operations and growth.

ITEM 6.  SELECTED FINANCIAL DATA

                               SELECTED FINANCIAL DATA
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                            Year              Year            Year          Year           Year
                                            ended             ended           ended         ended          ended
                                          August 30,        September 1,    September 2,   August 27,    August 28,
                                            1996               1995            1994          1993           1992
--------------------------------------------------------------------------------------------------------------------
Revenue                                    $23,195            $19,488        $16,521        $14,673        $15,722
Primary earnings (loss) from
   continuing operations                     1,456 (2)            385            (69)          (428)        (1,431)
Primary earnings (loss) per  share
   from continuing operations              $   .16 (2)        $   .05        $  (.01)       $  (.06)       $  (.19)
Primary earnings (loss) per share          $   .16 (2)        $   .05        $  (.01)       $  (.07)       $  (.41)
Cash dividends paid per share (1)                    -                             -              -              -              -

Total assets                               $27,737            $22,018        $11,893        $10,827        $12,497
Long-term obligations and
current maturities                           7,935              2,796          2,979          3,556          4,923



(1) The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

(2)  Fully diluted earnings per share were anti-dilutive.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, plans for future business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, product demand, governmental and technological factors, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

    The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI manufactures products for transmission of audio, data, and video via satellite.

RESULTS OF OPERATIONS

    Net earnings were $1,456,000 or $0.16 per share for the year ended August 30, 1996, compared to $385,000 or $.05 per share for the year ended September 1, 1995 and a loss of $(69,000) or $(0.01) per share for the year ended September 2, 1994.

    Revenues for fiscal 1996 were $23,195,000, up 19.0% from revenues of $19,488,000 in fiscal 1995, compared to revenues of $16,521,000 in fiscal 1994. During fiscal 1996, the Company continued to focus on improved product quality and the development of new products. Direct Broadcast Satellite (DBS) revenues increased approximately $2,948,000 or 19.5% in fiscal 1996 compared to fiscal 1995. Telecom and Custom Product revenues increased approximately $692,000 or 19.2% in fiscal 1996 compared to fiscal 1995. The increase in DBS revenues was due to increased shipments of MPEG-2 digital video products which was partially offset by a decrease in shipments of audio and data products. The Telecom and Custom Product Group revenue increase was primarily due to increased shipments of uplink equipment to radio networks for conversion of analog to digital broadcasting. WCI's backlog was approximately $28,045,000 as of August 30, 1996, compared to $27,402,000 as of September 1, 1995, and $10,502,000 as of
September 2, 1994. Approximately $12,396,000 of the August 30, 1996 backlog is expected to ship during fiscal 1997, $2,400,000 in fiscal 1998, and the remainder beyond fiscal 1998. This backlog is the result of positive acceptance of Wegener's new digital communications products. Management believes the ability of digital compression technology to dramatically reduce the cost of satellite communications will result in a significant increase in demand for satellite communications products utilizing digital compression technology. Although no assurances can be given, the Company expects to directly benefit from this increase in demand. There may be fluctuations in the Company's revenues and operating results from quarter to quarter due to several factors, including the timing of significant orders from customers and the timing of new product introductions by the Company.

    International sales are generated through a direct sales organization and through foreign distributors. International sales were $2,549,000 or 11.0% of revenues in fiscal 1996, compared to $3,926,000 or 20.1% of revenues in fiscal 1995, and $2,709,000 or 16.4% of revenues in fiscal 1994.

Management believes that international sales could increase as more business opportunities become available for WCI products in the future. All international sales are denominated in U.S. dollars.

    Gross profit increased $827,000 or 12.4% in fiscal 1996 compared to fiscal 1995 as a result of increased revenues for the year. Gross profit as a percent of sales was 32.2% in fiscal 1996, compared to 34.1% in fiscal 1995 and 34.5% in fiscal 1994. The gross profit in fiscal 1996 was reduced by $775,000 or 3.3% as a result of a charge to inventory reserves for slow-moving and obsolete inventory. The charge resulted primarily from the continued maturing of analog products. This compares to a charge of $77,000 in fiscal 1995 and none in fiscal 1994. Additionally, profit margins in fiscal 1996 were adversely impacted by start-up costs associated with the introduction of new digital video products and higher than expected material component costs of certain products. The Company believes margins could increase in fiscal 1997 if the Company is successful in improving manufacturing efficiencies, reducing start-up costs on new products, and achieving cost reductions with planned redesign of certain products. However, there can be no assurance that increased margins will in fact be realized.

    Selling, general and administrative expenses were $3,951,000 or 17.0% of revenues in fiscal 1996, $3,671,000 or 18.8% of revenues in fiscal 1995, and $3,309,000 or 20.0% in fiscal 1994. The percentage decrease in fiscal 1996 is due to higher revenue levels partially offset by a 7.6% increase in expenses compared to fiscal 1995. The increase in expenses is due primarily to increases in compensation and selling and marketing expenses.

    Research and development expenditures, including capitalized software development costs, were $3,180,000 or 13.7% of revenues in fiscal 1996, $2,453,000 or 12.6% of revenues in fiscal 1995, and $2,212,000 or 13.4% of revenues in fiscal 1994. During fiscal 1996, $894,000 of software development costs were capitalized in accordance with FASB 86, and $468,000 and $187,000 of software development costs were capitalized in fiscal 1995 and 1994, respectively. Research and development expenses were $2,286,000 or 9.9% of revenues in fiscal 1996, $1,985,000 or 10.2% of revenues in fiscal 1995, and $2,025,000 or 12.3% of revenues in fiscal 1994. The Company remains committed to such research and development expenditures as are required to effectively compete and maintain pace with the rapid technological changes in the communications industry and to support innovative engineering and design in its future products. The amount of future research and development expenditures is expected to increase compared to fiscal 1996 and decrease as a percentage of revenues. The Company's ability to continue the development of new digital products is directly tied to its ability to obtain additional funding, if required.

    Interest expense increased 10.6% in fiscal 1996 compared to fiscal 1995, and increased 42.0% in fiscal 1995 compared to fiscal 1994. The increase during fiscal 1996 was primarily due to increases in the average outstanding borrowings. The Company believes that interest expense in fiscal 1997 will approximate fiscal 1996 expense.

    The Company recognized an income tax benefit in fiscal 1996 of $848,000 due to the reversal of the valuation allowance on the deferred tax assets. The reversal of the valuation allowance was based on management's assessment that existing tax benefits will "more likely than not" be realized in future tax returns. No income tax benefit was recognized in fiscal 1995 and fiscal 1994 due to fully-reserved deferred tax benefits related to federal net operating loss carryforwards, deductible temporary differences, and tax credit carryforwards. During fiscal 1997 the Company will again recognize income tax expense on earnings.

    The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal 1996 and 1995 contained 52 weeks. Fiscal 1994 contained 53 weeks. The financial statement effect was not significant.

LIQUIDITY AND CAPITAL RESOURCES

    On May 31, 1996, the Company issued $5,000,000 of 8% Convertible
Debentures, due May 31, 1999, in a private placement to various accredited investors for net proceeds to the Company of $4,700,000. Proceeds were used for working capital and reduction of the line-of-credit note payable. These debentures are convertible at the option of the holders at any time through May 31, 1999, into a number of shares of common stock at a price equal to the lesser of (i) $12.25 per share or (ii) a percentage, based on the holding period, ranging from 95% to 82.5% (82.5% at August 30, 1996) of the average of the lowest sale price on each of the five trading days immediately preceding the conversion date. Interest at the rate of 8% per annum is payable quarterly beginning July 1, 1996 in cash or, at the option of the Company, by adding the amount of such interest to the outstanding principal amount due under the Debenture. At July 1, 1996, convertible debentures in the amount of $33,972 were issued for payment of interest. At August 30, 1996 no debentures had been converted. The Company filed Form S-3 during the fourth quarter to register 1,150,000 shares of common stock underlying such debentures for resale following conversion. Subsequent to August 30, 1996, $1,050,000 of debentures had been converted into 247,377 shares of common stock. On April 8, 1996, WCI entered into a $600,000 promissory note with interest at the rate of 9.6% per annum with principal and interest payable in 60 consecutive monthly installments of $12,597 beginning May 1, 1996. The note is secured by certain machinery and equipment. Proceeds of the note were used for working capital. During fiscal 1995, the Company received proceeds, net of issuance costs, of approximately $7,662,000 in a private placement of 1,700,000 shares of common stock. These funds were used for working capital purposes and enabled the Company to sustain higher levels of shipments in fiscal 1996. Depending on the level of revenues and profitability in fiscal 1997, additional funds for working capital may be required. The Company believes that additional funds will be available, if required, through a private placement or a public offering of additional shares of common stock or through additional borrowing.

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

    The Company used cash in operations of $6,041,000 in fiscal 1996 and $2,488,000 in fiscal 1995, while continuing operations provided cash of $280,000 in fiscal 1994.

    Total indebtedness increased by $3,590,000 in fiscal 1996 compared to increases of $914,000 in fiscal 1995 and $116,000 in fiscal 1994. Capital equipment expenditures were $579,000 in fiscal 1996, compared to $490,000 in fiscal 1995 and $234,000 in fiscal 1994. Working capital increased 76.4% to

$14,010,000 at August 30, 1996 from $7,941,000 at September 1, 1995, compared to
$1,013,000 at September 2, 1994. The increase in total indebtedness and in working capital are primarily results of the aforementioned private placement. The Company has no material commitments for future capital expenditures.

    Net accounts receivable increased 55.4% to $7,106,000 at August 30, 1996, from $4,572,000 at September 1, 1995, compared to $2,911,000 at September 2, 1994. This increase in fiscal 1996 was due primarily to increased revenues in the fourth quarter. The allowance for doubtful accounts was $58,000 at August 30, 1996, $42,000 at September 1, 1995, and $112,000 at September 2, 1994.
Write-offs in fiscal 1996, 1995 and 1994 were $70,000, $149,000 and $10,000, respectively. Increases to the allowance and charges to general and administrative expense were $60,000 in fiscal 1996, $70,000 in fiscal 1995 and $60,000 in fiscal 1994.

    During fiscal 1996, increases in inventories used cash in the amount of $6,237,000. The Company has invested a significant amount of financial resources to acquire certain raw materials, incur direct labor and contract to have specific outplant procedures performed on inventory in process. As of August 30, 1996, approximately $8,500,000 of inventory was related to MPEG-1 and MPEG-2 digital components. The Company purchased this inventory based upon current backlog and anticipated future sales based upon existing knowledge of the marketplace. Competition in the market for digital products is driven by timeliness, performance and price. The Company's digital products are in production and are aggressively priced, with unique, desirable features. The Company believes it has positioned itself to capitalize on the market trends in this business and believes that its continued success will depend on aggressive marketing and product development. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should the Company's sales efforts not be successful. The Company's inventory reserve of $1,522,000 at August 30, 1996, is to provide for items that are potentially slow-moving, excess, or obsolete resulting from rapid technological change, frequent product introductions, changes in customer needs, and evolving industry standards which require that the Company continue to add engineering refinements to its existing products and develop and introduce new products which achieve market acceptance. During fiscal 1996 inventory reserves were increased by provisions charged to cost of sales of $775,000. During fiscal 1995 inventory reserves were reduced by write-offs of $196,000 and increased by provisions charged to cost of sales of $77,000. Inventory reserves were reduced by $794,000 during fiscal 1994 due to: (i) write-offs of $561,000 and (ii) reductions of $233,000 associated with the recorded cost of inventory included in the divestiture of the Custom Products Division.

    On June 5, 1996, WCI obtained from a bank a new secured revolving line of credit and term loan facility with a combined maximum available credit limit of $8,500,000 expiring May 4, 1999 or upon demand. The term loan portion provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Interest on the term loan is payable monthly at the bank's prime rate (8.25% at August 30, 1996) plus 1 1/2%. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. Interest on the revolving line of credit portion is payable monthly at the bank's prime rate plus 1/2%. Additionally, the facility requires an annual facility fee of 1% of the maximum credit limit. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw material inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. The loans are secured by a first lien on substantially all of WCI's assets except assets secured under the existing mortgage note and equipment note on which the bank has a second lien. The Company is required to maintain a minimum tangible net worth with minimum annual increases at each fiscal year-end commencing with fiscal year 1997. Initial advances under the revolving line of credit were used to pay off the balances outstanding under the existing revolving line of credit and term loan facility with a credit finance company which expired on June 21, 1996. The revolving lines of credit had an outstanding balance of $1,530,000 as of August 30, 1996, compared to $3,079,000 at September 1, 1995, and $1,982,000 at
September 2, 1994. At August 30, 1996, $4,277,000 was available to borrow under the advance formulas. WGNR guarantees the revolving line of credit and term loan.

    Long-term obligations, including the convertible debentures, increased 184% to $7,935,000 at August 30, 1996 from $2,796,000 at September 1, 1995, compared to $2,979,000 at September 2, 1994. WCI's mortgage note on a manufacturing facility accounts for approximately $1,887,000 of total long-term debt.

    The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

    The Company had an accumulated deficit of $1,068,000 at August 30, 1996.
The sale of the Company's Custom Product Division in fiscal year 1994 has allowed management to focus on the design and manufacturing of high volume digital products. The Company is very focused on controlling both direct and indirect manufacturing costs and other operating expenses. These costs will be adjusted as necessary if the revenues of the Company do not increase as planned. Management believes that digital compression technology may be profitably employed to create increased demand for its satellite receiving equipment if those products are manufactured in a high volume standardized production environment. Management believes that implementation of the current business plan will allow the Company to continue to operate profitably which will ultimately remedy this deficiency. The Company's ability to continue the rapid development of these new digital products is dependent on its ability to obtain additional financing, if required.


IMPACT OF INFLATION

    The Company does not believe that inflation has had a material impact on revenues or expenses during its last three fiscal years.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of. SFAS No. 121 addresses issues surrounding the measurement and recognition of losses when the value of certain assets has been deemed to be permanently impaired. This Statement will be effective for the Company's 1997 fiscal year. The Company does not expect SFAS No. 121 to have a material impact on the Company's financial position or results of operations.

    In October 1995, The FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes a method of accounting for stock compensation plans based on fair value, but also permits companies to continue to account for stock option under the intrinsic value method established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company plans to continue to account for stock-based compensation following the intrinsic value method. Beginning in fiscal 1997, SFAS No. 123 requires disclosure in the notes to financial statements of pro forma net income and earnings per share as if the alternative method established in SFAS No. 123 had been used to measure compensation cost.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        WEGENER CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 YEAR ENDED     Year ended     Year ended
                                                 AUGUST 30,     September 1,   September 2,
                                                    1996           1995           1994
-------------------------------------------------------------------------------------------

Revenue                                         $23,195,052    $19,488,113    $16,521,192
-------------------------------------------------------------------------------------------
Operating costs and expenses
    Cost of products sold                        15,721,320     12,841,412     10,817,457
    Selling, general and administrative           3,951,086      3,671,203      3,309,315
    Research and development                      2,286,378      1,984,661      2,024,676
-------------------------------------------------------------------------------------------

Operating costs and expenses                     21,958,784     18,497,276     16,151,448
-------------------------------------------------------------------------------------------

Operating income                                  1,236,268        990,837        369,744
    Interest expense                               (696,513)      (629,772)      (443,548)
    Interest income                                  67,606         24,232              -
    Other (expense) income, net                         717           (427)         4,447
-------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                 608,078        384,870        (69,357)

Income tax benefit                                  848,000              -              -
-------------------------------------------------------------------------------------------

Net earnings (loss)                             $ 1,456,078    $   384,870    $   (69,357)
-------------------------------------------------------------------------------------------

Primary earnings (loss) per share               $       .16    $       .05    $      (.01)
-------------------------------------------------------------------------------------------

Weighted average number of shares                 9,055,351      7,447,627      7,352,621
-------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                            WEGENER CORPORATION AND SUBSIDIARIES


                             CONSOLIDATED BALANCE SHEETS



                                                                AUGUST 30,     September 1,
                                                                  1996            1995
-------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                 $    171,687    $ 4,913,962
    Accounts receivable                                          7,105,984      4,571,589
    Inventories                                                 12,694,823      7,232,521
    Deferred income taxes                                        1,123,000              -
    Other                                                           54,996         57,328
-------------------------------------------------------------------------------------------

         Total current assets                                   21,150,490     16,775,400

Property and equipment, net                                      4,727,659      4,412,183
Capitalized software costs                                       1,267,836        626,739
Other assets, net                                                  590,715        203,785
-------------------------------------------------------------------------------------------

                                                               $27,736,700    $22,018,107
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Note payable                                               $ 1,530,332    $ 3,078,965
    Accounts payable                                             2,874,923      3,762,219
    Accrued expenses                                             1,519,952        643,757
    Customer deposits                                              645,235        517,060
    Current maturities of long-term obligations                    569,626        831,838
-------------------------------------------------------------------------------------------

          Total current liabilities                              7,140,068      8,833,839

Long-term obligations, less current maturities                   2,331,443      1,964,227
Convertible debentures                                           5,033,973              -
Deferred income taxes                                              275,000              -
-------------------------------------------------------------------------------------------

          Total liabilities                                     14,780,484     10,798,066
-------------------------------------------------------------------------------------------

Commitments                                                              -              -

Shareholders' equity
    Common stock, $.01 par value; 10,000,000 shares
        authorized; 9,231,930 and 9,193,680 shares issued           92,319         91,937
    Additional paid-in capital                                  14,369,157     14,131,187
    Deficit                                                     (1,068,475)    (2,524,553)
    Less treasury stock, at cost (470,397 and 515,354 shares)     (436,785)      (478,530)
-------------------------------------------------------------------------------------------


         Total shareholders' equity                             12,956,216     11,220,041
-------------------------------------------------------------------------------------------

                                                               $27,736,700    $22,018,107
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------




                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

WEGENER CORPORATION AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY






                                                    Common Stock         Additional                       Treasury Stock
                                                    ------------          Paid-in                         --------------
                                               Shares        Amount       Capital      Deficit          Shares      Amount
------------------------------------------------------------------------------------------------------------------------------
BALANCE, at August 27, 1993                  7,493,680       $74,937    $6,695,448   $(2,840,066)      (89,126)    $(370,752)

    Treasury stock reissued through
       stock options and 401(k) plan                 -             -      (197,090)            -        56,775       256,710
     Treasury stock acquired through
        divestiture of custom products
        group                                        -             -             -             -      (557,000)     (517,200)
    Net loss for the year                            -             -             -       (69,357)            -             -
------------------------------------------------------------------------------------------------------------------------------

BALANCE, at September 2, 1994                7,493,680        74,937     6,498,358    (2,909,423)     (589,351)     (631,242)

    Treasury stock reissued through
       stock options and 401(k) plan                 -             -       (11,809)            -        73,997       152,712
    Issuance of restricted common
        stock in private placement           1,700,000        17,000     7,644,638             -             -             -
    Net earnings for the year                        -             -             -       384,870             -             -
------------------------------------------------------------------------------------------------------------------------------

BALANCE, at September 1, 1995                9,193,680        91,937    14,131,187    (2,524,553)     (515,354)     (478,530)

    Treasury stock reissued through
       stock options, commissions                    -             -       126,134             -        44,957        41,745
          and 401(k) plan
    Issuance of common stock for
       exercise of warrants and
       options                                  38,250           382       111,836             -             -             -
    Net earnings for the year                        -             -             -     1,456,078             -             -
------------------------------------------------------------------------------------------------------------------------------

BALANCE, AT AUGUST 30, 1996                  9,231,930       $92,319   $14,369,157   $(1,068,475)     (470,397)    $(436,785)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                            WEGENER CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           YEAR ENDED     Year ended      Year ended
                                                           AUGUST 30,     September 1,   September 2,
                                                              1996           1995           1994
-----------------------------------------------------------------------------------------------------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES
    Net earnings (loss)                                    $1,456,078     $  384,870    $   (69,357)
    Adjustments to reconcile net earnings (loss) to
           cash provided (used) by operating activities
        Depreciation and amortization                       1,050,964        679,654        748,583
        Issuance of treasury stock for
            compensation expenses                             142,333         98,198         44,320
        Issuance of convertible debt for interest
            expense                                            33,973              -              -
        Bad debt allowance                                     60,000         70,000         60,000
        Inventory reserves                                    775,000         77,000              -
        Deferred income taxes                                (848,000)             -              -
        Warranty provisions                                         -         70,000         50,000
        Changes in assets and liabilities
            Accounts receivable                            (2,594,395)    (1,730,110)    (1,344,917)
            Inventories                                    (6,237,302)    (3,001,417)      (593,204)
            Other assets                                        2,932        (89,880)      (109,866)
            Accounts payable                                 (887,296)       693,961      1,415,060
            Customer deposits and accrued expenses          1,004,370        259,661         79,211
-----------------------------------------------------------------------------------------------------
                                                           (6,041,343)    (2,488,063)       279,830
-----------------------------------------------------------------------------------------------------

CASH PROVIDED (USED) BY INVESTMENT ACTIVITIES
    Property and equipment expenditures                      (578,801)      (489,873)      (233,734)
    Capitalized software additions                           (893,532)      (468,415)      (187,184)
    Proceeds from note receivable related to the
         sale of discontinued business                              -              -        145,000
-----------------------------------------------------------------------------------------------------
                                                           (1,472,333)      (958,288)      (275,918)
-----------------------------------------------------------------------------------------------------

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
    Net change in borrowings under
         revolving line-of-credit                          (1,548,633)     1,097,199        692,455
    Repayment of long-term debt and capitalized
        lease obligations                                    (891,996)      (850,044)    (1,295,783)
    Proceeds from long-term debt                            5,617,037        453,594        718,888
    Proceeds from issuance of common stock                    112,219      7,661,638              -
    Debt issuance costs                                      (542,771)       (47,294)      (133,413)
    Proceeds from stock options exercised                      25,545         42,705         15,300
-----------------------------------------------------------------------------------------------------
                                                            2,771,401      8,357,798         (2,553)
-----------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents           (4,742,275)     4,911,447          1,359
Cash and cash equivalents, beginning of year                4,913,962          2,515          1,156
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                     $  171,687     $4,913,962    $     2,515
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION. The financial statements include the accounts of Wegener Corporation (WGNR) (the "Company") and its wholly-owned subsidiaries. Wegener Communications, Inc. (WCI) designs, manufactures and distributes satellite communications electronics equipment in the U.S., and internationally through Wegener Communications International Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

FISCAL YEAR. The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal 1996 and 1995 contained 52 weeks. Fiscal 1994 contained 53 weeks. The financial statement effect is not significant.

CASH EQUIVALENTS. Cash equivalents consist of highly liquid investments with original maturities of three months or less. There were no cash equivalents at August 30, 1996. At September 1, 1995 cash equivalents of $4,908,000 consisted of bank commercial paper.

INVENTORIES. Inventories are stated at the lower of cost (standards, which approximate actual cost on a first-in, first-out basis) or market. The Company has invested a significant amount of financial resources to acquire certain raw materials, incur direct labor and contract to have specific outplant procedures performed on inventory in process. As of August 30, 1996, approximately $8,500,000 of inventory was related to MPEG-1 and MPEG-2 digital components. The Company purchased this inventory based upon current backlog and anticipated future sales based upon existing knowledge of the marketplace. Competition in the market for digital products is driven by timeliness, performance and price. The Company's digital products are in production and are aggressively priced, with unique, desirable features. The Company believes it has positioned itself to capitalize on the market trends in this business and believes that its continued success will depend on aggressive marketing and product development. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should the Company's sales efforts not be successful.

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

Capitalized software costs for fiscal 1996, 1995, and 1994 totaled $894,000, $468,000 and $187,000, respectively. Amortization expense, included in cost of goods sold was $252,000, $88,000, and $48,000 for the same periods. Accumulated amortization amounted to $398,000 at August 30, 1996 and $146,000 at September 1, 1995.

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

EARNINGS PER SHARE. Earnings (loss) per share are computed based on the weighted average number of common and dilutive common equivalent shares outstanding during each year. Common equivalent shares are calculated using the treasury stock method and include dilutive stock options, warrants and awards. The Convertible debentures are not considered to be common stock equivalents. For fiscal 1996, fully diluted earnings per share were anti-dilutive.

EMPLOYEE BENEFIT PLANS. WCI has a profit-sharing plan covering substantially all employees. Amounts to be contributed to the plan each year are determined at the discretion of the Board of Directors subject to legal limitations. No contributions were declared for fiscal years 1996, 1995 and 1994.

Eligible WCI employees are permitted to make contributions, up to certain regulatory limits, to the plan on a tax deferred basis under Section 401(k) of the Internal Revenue Code. The plan provides for a minimum company matching contribution on a quarterly basis at the rate of 25% of employee contributions with an annual discretionary match subject to WCI's profitability. All matching contributions are in the form of Company stock or cash at the discretion of the Company's Board of Directors. Matching Company contributions in the form of common stock were approximately $65,000 in fiscal 1996, $37,000 in fiscal 1995 and $44,000 in fiscal 1994.

STOCK OPTIONS. The Company accounts for employee stock options under the intrinsic value based method whereby compensation expense is recognized on the difference between the quoted market price of the Company stock and the option price at the date of grant.

FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and long and short-term bank borrowings and the recently issued convertible debentures. The fair value of these instruments approximates their recorded value. The Company does not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of August 30, 1996.

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

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could vary from these estimates.

FOREIGN CURRENCY. The U.S. dollar is the Company's functional currency for financial reporting. International sales are made and remitted in U.S. dollars.


2. ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:          AUGUST 30,  September 1,
                                                          1996         1995
--------------------------------------------------------------------------------
         Accounts receivable - trade                  $7,066,462    $4,501,509
         Other receivables                                97,434       111,682
--------------------------------------------------------------------------------
                                                       7,163,896     4,613,191

         Less allowance for doubtful accounts            (57,912)      (41,602)
--------------------------------------------------------------------------------

                                                      $7,105,984    $4,571,589
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

3. INVENTORIES
Inventories are summarized as follows:

                                                        AUGUST 30,  September 1,
                                                          1996         1995
--------------------------------------------------------------------------------
         Raw materials                               $ 5,675,954    $3,929,885
         Work-in-process                               5,627,543     2,594,977
         Finished goods                                2,913,252     1,443,949
--------------------------------------------------------------------------------
                                                      14,216,749     7,968,811

         Less inventory reserves                      (1,521,926)     (736,290)
--------------------------------------------------------------------------------
                                                     $12,694,823    $7,232,521
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


4. PROPERTY AND EQUIPMENT
Major classes of property and equipment consisted of the following:

                                                                       Estimated
                                         AUGUST 30,   September 1,  Useful Lives
                                           1996           1995         (Years)
--------------------------------------------------------------------------------
    Land                              $   707,210    $   707,210          -
    Buildings and improvements          3,670,499      3,639,844       3-30
    Machinery and equipment             6,538,216      5,771,897        3-5
    Furniture and fixtures                609,603        589,803          5
    Application software                  734,590        596,150          5
--------------------------------------------------------------------------------
                                       12,260,118     11,304,904

    Less accumulated depreciation
       and amortization                (7,532,459)    (6,892,721)
--------------------------------------------------------------------------------

                                      $ 4,727,659   $  4,412,183
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Depreciation expense for fiscal 1996, 1995 and 1994 totaled approximately $562,000, $480,000, and $639,000, respectively. Assets recorded under a capital lease included in property and equipment at August 30, 1996 are machinery and equipment of approximately $593,000 and accumulated amortization of approximately $90,000, compared to machinery and equipment of approximately $213,000 and accumulated amortization of approximately $9,000 at September 1, 1995.


5. FINANCING AGREEMENTS
REVOLVING LINE-OF-CREDIT AND TERM LOAN FACILITY

On June 5, 1996, WCI obtained from a bank a new secured revolving line of credit and term loan facility with a combined maximum available credit limit of $8,500,000 expiring May 4, 1999 or upon demand. The term loan portion provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Interest on the term loan is payable monthly at the bank's prime rate (8.25% at August 30, 1996) plus 1 1/2%. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. Interest on the revolving line of credit portion is payable monthly at the bank's prime rate plus 1/2%. Additionally, the facility requires an annual facility fee of 1% of the maximum credit limit. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw material inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. At August 30, 1996, $4,277,000 was available to borrow under the advance formulas. The loans are secured by a first lien on substantially all of WCI's assets except assets secured under the existing mortgage note and equipment note on which the bank has a second lien. The Company is required to maintain certain financial ratios, retain certain key employees, limit expenditures of WGNR to $600,000 per fiscal year, and is precluded from paying dividends. Additionally, Wegener Corporation guarantees the revolving line of credit and term loan.

The revolving line-of-credit had an outstanding balance of $1,530,000 as of August 30, 1996 compared to $3,079,000 at September 1, 1995. Information relative to the revolving line-of credit is as follows:


                                                         Year ended
                                                  AUGUST 30,     September 1,
                                                    1996            1995
--------------------------------------------------------------------------------
Maximum amount outstanding at any month-end      $3,684,934     $3,078,965
Average amount outstanding during the period      2,388,500     $1,953,071
Weighted average interest rate during the period       12.6%          16.0%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




LONG-TERM OBLIGATIONS
                                                                           AUGUST 30,   September 1,
  Long-term obligations consist of:                                         1996           1995
----------------------------------------------------------------------------------------------------



  Mortgage note, payable $37,211 monthly, including interest through February 2002, collateralized by real estate and
    cross  collateralized under the loan facility, interest is
    charged at the bank's prime rate plus 1%.                             $1,887,466    $2,118,732

  Capital lease obligations, bearing interest ranging  from 11.1% to
    12.0%, principal and interest payable monthly, currently
    $22,020, final payments due from May 1997 through February
    2000                                                                     431,070       194,217

  Other long-term obligations, collateralized by equipment                   582,533       483,116
---------------------------------------------------------------------------------------------------
                                                                           2,901,069     2,796,065

Less current maturities                                                     (569,626)     (831,838)
---------------------------------------------------------------------------------------------------

                                                                           2,331,443    $1,964,227
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------


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

During the second quarter of fiscal 1995, WGNR Chairman, Robert A. Placek, sold 150,000 shares of Wegener Corporation common stock in an open market transaction and loaned the proceeds to the Company in the form of two unsecured promissory notes. The promissory notes dated February 2 and February 9, 1995 in the amounts of $404,844 and $48,750 respectively bear interest at 7.43% per annum. The notes were repaid during the fourth quarter of fiscal 1995 from proceeds of the issuance of common stock in a private placement (Note 9).

A summary of future maturities of long-term debt and minimum capital lease obligations follows:


                                                     Capital
                                       Debt           Lease
             Fiscal Year            Maturities     Obligations      Total
--------------------------------------------------------------------------------
              1997               $   379,341       $234,154    $   613,495
              1998                   414,747        143,884        558,631
              1999                   447,630        110,238        557,868
              2000                   490,905         19,905        510,810
              2001                   487,441              -        487,441
              Thereafter             249,935              -        249,935

--------------------------------------------------------------------------------
                                   2,469,999        508,181      2,978,180
              Less interest                -        (77,111)       (77,111)

--------------------------------------------------------------------------------

                                  $2,469,999       $431,070     $2,901,069

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


The Company leases office and manufacturing facilities, vehicles and equipment under long-term noncancelable operating leases which expire through fiscal 2000. Future minimum lease commitments are approximately as follows: 1997-$155,000; 1998-$154,000; 1999-$92,000; 2000-$63,000; and 2001-$63,000. Rent expense under all leases was approximately $299,000, $260,000 and $210,000 for fiscal years 1996, 1995, and 1994, respectively.

6.  CONVERTIBLE DEBENTURES
On May 31, 1996, the Company issued $5,000,000 of 8% Convertible Debentures, due May 31,1999, in a private placement to various accredited investors for net proceeds to the Company of $4,700,000. The proceeds were used for working capital and reduction of the line-of-credit note payable. These debentures are convertible at the option of the holders at any time through May 31, 1999, into a number of shares of common stock at a price equal to the lesser of (i) $12.25 per share or (ii) a percentage, based on the holding period, ranging from 95% to 82.5% (82.5% at August 30, 1996) of the average of the lowest sale price on each of the five trading days immediately preceding the conversion date. Interest at the rate of 8% per annum is payable quarterly beginning July 1, 1996 in cash or, at the option of the Company, by adding the amount of such interest to the outstanding principal amount due under the Debenture. At July 1, 1996 convertible debentures in the amount of $33,972 were issued for payment of interest. At August 30, 1996, no debentures had been converted. The Company filed a Registration Statement during the fourth quarter to register up to 1,150,000 shares of common stock underlying such debentures for resale following conversion. Subsequent to August 30, 1996, $1,050,000 of debentures were converted into 234,377 shares of common stock.

7.  ACCRUED EXPENSES
Accrued expenses consisted of the following:

                                          AUGUST 30,    September 1,
                                            1996           1995
--------------------------------------------------------------------------------

          Compensation                  $  588,512       $399,814
          Royalties                        464,149              -
          Other                            467,291        243,943
--------------------------------------------------------------------------------

                                        $1,519,952       $643,757
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

8.  INCOME TAXES
Fiscal 1996 income tax benefit was comprised of a deferred income tax benefit of $848,000, which resulted from a reduction in the fourth quarter of the deferred tax asset valuation allowance from $848,000 to zero. The reduction of the valuation allowance was based on management's assessment that existing tax benefits will "more likely than not" be realized in future tax returns. Net deferred tax assets decreased $241,000 during fiscal 1996. There was no current federal or state income tax expense in fiscal 1996 due to utilization of net federal and state operating loss carryforwards. In fiscal 1995 deferred income tax expense of $109,000 was fully offset by reductions in the deferred tax asset valuation allowance. In fiscal 1994, deferred tax assets increased by $40,000 which were fully reserved by an increase in the valuation allowance.

Deferred tax assets and liabilities that arise as a result of temporary differences are as follows:
--------------------------------------------------------------------------------
                                                   AUGUST 30,     September 1,
                                                     1996            1995
Deferred tax assets:
    Accounts receivable and inventory reserves    $  634,000     $  500,000
    Accrued expenses                                 114,000         84,000
    Net operating loss carryforwards                 448,000        564,000
    General business credit carryforwards            137,000        137,000
    AMT credit carryovers                            159,000        159,000
--------------------------------------------------------------------------------
        Total gross deferred tax assets            1,492,000      1,444,000
Deferred tax asset valuation allowance                     -     (1,089,000)
--------------------------------------------------------------------------------
    Total deferred tax assets                      1,492,000        355,000
Deferred tax liabilities:
    Depreciation                                     (74,000)       (12,000)
    Capitalized software costs                      (497,000)      (264,000)
    Other                                            (73,000)       (79,000)
--------------------------------------------------------------------------------
    Total deferred tax liabilities                  (644,000)      (355,000)
--------------------------------------------------------------------------------
Net deferred tax asset                            $  848,000     $       -
--------------------------------------------------------------------------------
Consolidated balance sheet classifications:
    Current deferred tax asset                    $1,123,000              -
    Noncurrent deferred tax liability                275,000              -
--------------------------------------------------------------------------------
Net deferred tax asset                           $   848,000              -
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


At August 30, 1996, the Company had approximately $1,298,000 of federal net operating loss carryforwards which expire in 2009 and 2010; and $137,000 of alternative minimum tax credits and $159,000 of other federal tax credits expiring through 2004 available to offset future tax liabilities.

Differences between the effective income tax rate and the statutory federal income rate in each of the three years presented were primarily the result of changes in the valuation allowance.

Additionally, no provision for deferred tax liability has been made on the undistributed earnings of a Foreign Sales Corporation as the earnings will not be remitted in the foreseeable future and are considered permanently invested. The amount of the unrecognized deferred tax liability for the undistributed earnings of approximately $405,000 was approximately $138,000.

9. COMMON STOCK.
During the third and fourth quarters of fiscal 1995, the Company, in a private placement to various accredited investors issued 1,700,000 shares of common stock for net cash proceeds of approximately $7,662,000. In conjunction with the private placement, the Company issued warrants for 45,000 common stock shares at an exercise price of $3.00 per share expiring two years from the date of issuance. The Company filed a Registration Statement to register 1,722,000 shares of common stock.

Effective May 28, 1994, the Company transferred the assets of its Custom Products Division to Cross Technologies, Inc. ("CTI") a company owned by and controlled by Heinz W. Wegener (former Chairman of the Board of WGNR) in exchange for the surrender by Mr. Wegener and redemption by the Company of 557,000 shares of the common stock of the Company owned by Mr. Wegener. In addition, Mr. Wegener, the Company and a Voting Trustee entered into a Voting Trust Agreement pursuant to which Mr. Wegener transferred his remaining shares of Wegener common stock (the "shares") to the Voting Trustee for the purpose of vesting in the Voting Trustee the sole right to vote the shares. Under the Voting Trust Agreement, the Voting Trustee will vote the shares proportionately to the manner in which votes are cast by all other shareholders of the Company who vote on any issue, and Mr. Wegener has no direct control over the voting of such shares.

10. COMMON STOCK OPTIONS AND WARRANTS.
DIRECTORS' STOCK OPTION PLAN. On January 9, 1990, the stockholders approved the Wegener Corporation 1989 Directors' Incentive Plan permitting certain participating directors of the Company to be eligible to receive incentive awards consisting of common stock of the Company, performance units or stock appreciation rights payable in stock or cash, or non-qualified stock options to purchase such stock, or any combination of the foregoing, together with supplemental cash payments. During the second quarter of fiscal 1995, the Company amended the 1989 Directors' Incentive Plan to increase the aggregate number of shares of common stock that may be awarded from 100,000 to 300,000 shares; to remove the ineligibility provision for certain directors; and to grant annually to each non-employee director, options to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of such stock on the date of grant. The exercise price per share for non-qualified stock options or stock appreciation rights shall not be less than 85% of fair market value on the date the award is made or not more than nine trading days immediately preceding such date. The expiration period for a non-qualified stock option shall be ten years and one day from the date of the grant. The expiration period for stock appreciation rights, including any extension, shall not exceed ten years from the date of grant.

1988 INCENTIVE PLAN. On January 10, 1989 the stockholders approved the 1988 Incentive Plan providing to key employees other than directors of the Company, incentive awards consisting of common stock, performance units or stock appreciation rights payable in stock or cash; or incentive or non-qualified stock options to purchase stock; or any combination of the above, together with supplemental cash payments. The aggregate number of shares issuable under the 1988 plan is 500,000 common shares. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights will be the fair market value or, in the case of an option granted to a 10% or greater stockholder, l10% of the fair market value. The exercise price for any other option and stock appreciation rights shall be at least 85% of the fair market value on the date the option is granted. The exercise period for non-qualified stock options shall be ten years and one day from the date of the grant, and the expiration period for an incentive stock option or stock appreciation rights shall not exceed ten years from the date of the grant.

A summary of stock option transactions for the above plans follows:

                                                 Number       Per
                                                of Share      Share
          -------------------------------------------------------------
          Outstanding
              August 27, 1993                   125,700    $       .75
                 Granted                         10,000           1.63
                 Exercised                      (34,900)           .75
                 Terminated                      (5,300)           .44
          -------------------------------------------------------------
          Outstanding
              September 2, 1994                  95,500           1.63
                 Granted                        403,785      1.50-7.00
                 Exercised                      (39,141)          1.93
                 Terminated                      (1,500)           .75
          -------------------------------------------------------------
          Outstanding
              September 1, 1995                 458,644           7.00
                 Granted                          4,000          12.13
                 Exercised                      (28,144)           .75
                 Terminated                           -              -
          -------------------------------------------------------------
          Outstanding
              August 30, 1996                   434,500    $ .75-12.13
          -------------------------------------------------------------
          Exercisable
              August 30, 1996                   248,500    $ .75-12.13
          -------------------------------------------------------------
          -------------------------------------------------------------

At September 1, 1995, options for 193,144 shares were exercisable at prices ranging from $.44 to $3.25.


OTHER OPTIONS, AWARDS AND WARRANTS. At August 30, 1996, options for 22,500 common shares, fully exercisable at a price of $2.44 per share, expiring five years from date of grant, were outstanding. During fiscal 1996 options for 4,500 common shares were exercised. In conjunction with a private placement of common stock (Note 9) the Company issued warrants for 45,000 shares at an exercise price of $3.00 per share expiring two years from the date of issue. During fiscal 1996, warrants for 33,750 common shares were exercised. At August 30, 1996, warrants for 11,250 common shares were fully exercisable. In addition, stock awards issued under the 1988 Incentive Plan of 12,500 shares remained outstanding at August 30, 1996.

11. SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS
WCI operates in a single industry segment of manufacture and sale of satellite communications electronics equipment. General corporate expenses included in selling, general and administrative expense were approximately $412,000, $368,000, and $196,000 in 1996, 1995 and 1994 respectively. Net equipment sales to foreign customers were $2,549,000 for the year ended August 30, 1996, $3,926,000 for the year ended September 1, 1995, and $2,709,000 for the year ended September 2, 1994. All foreign sales are denominated in U.S. dollars. Sales to foreign customers in 1996, 1995 and 1994 were primarily to customers located in Latin America, Canada and Europe. Profit margins on foreign sales are approximately the same as on domestic sales.

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network, and data communications industries. One customer accounted for 14.2% of revenues in fiscal 1996. A second unrelated customer accounted for 15.0% of revenues in fiscal 1994. One additional unrelated customer accounted for 18.6% of revenues in fiscal 1994.
At August 30, 1996 two customers accounted for 34.6% and 10.8 respectively, of the Company's accounts receivable. At September 1, 1995, one customer accounted for 18.7% respectively, of the Company's accounts receivable. When deemed appropriate, the Company uses letters-of-credit and credit insurance to mitigate the credit risk associated with foreign sales.

12. STATEMENT OF CASH FLOWS
Interest payments were approximately $592,000, $647,000, and $459,000 for fiscal years 1996, 1995 and 1994, respectively. Non-cash investing and financing activities in fiscal 1996 were: (1) Equipment acquired under capital leases of approximately $380,000; (2) 6,517 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $65,000, (3) 10,296 shares of treasury stock reissued for compensation valued at approximately $77,000, and (4) convertible debentures issued for interest expense of approximately $34,000. Non-cash investing and financing activities in fiscal 1995 were: (1) Equipment acquired under capital leases of approximately $213,000; (2) 12,910 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $37,000; and (3) 18,946 shares of treasury stock reissued for compensation valued at approximately $62,000. Non-cash financing activities in fiscal 1994 were: (1) Acquisition of 557,000 shares of treasury stock in exchange for inventory of approximately $429,000, and equipment and other assets of approximately $88,000 (See Note 9);and (2) 20,890 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $44,000.



13. QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                    First         Second          Third         Fourth
                                                   Quarter        Quarter        Quarter        Quarter
---------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED AUGUST 30, 1996
    Net sales                                     $4,368,805     $5,540,490     $5,227,909     $8,057,848
    Gross profit                                   1,597,907      1,867,409      2,010,415      1,998,001
    Net income                                        64,632        187,059        180,833      1,023,554
    Primary earnings (loss) per share*            $     0.01     $     0.02     $     0.02     $     0.11
---------------------------------------------------------------------------------------------------------

FISCAL YEAR ENDED SEPTEMBER 1, 1995
    Net sales                                     $3,833,612     $3,476,784     $5,492,665     $6,685,052
    Gross profit                                   1,418,334      1,052,693      1,879,786      2,295,888
    Net income (loss)                                 12,905       (173,702)       135,831        409,836
    Primary earnings (loss) per share             $        -     $    (0.02)    $     0.02     $     0.05
---------------------------------------------------------------------------------------------------------

* For the fourth quarter ended August 30, 1996, earnings per share on a fully diluted basis were anti-dilutive.

During the fourth quarter of the year ended August 30, 1996, the Company increased the inventory obsolescence reserve by $775,000 for slow-moving inventory, and also released the valuation allowance for the deferred tax asset in the amount of $848,000.

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


Robert A. Placek,
President, Chief Executive Officer
and Chairman of the Board


C. Troy Woodbury, Jr.
Treasurer and Chief Financial Officer


  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
   of Wegener Corporation
Duluth, Georgia

  We have audited the accompanying consolidated balance sheets of Wegener Corporation and subsidiaries as of August 30, 1996 and September 1, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of three years in the period ended August 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wegener Corporation and subsidiaries as of August 30, 1996 and September 1, 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 30, 1996 in conformity with generally accepted accounting principles.

Atlanta, Georgia                           BDO Seidman, LLP
November 19, 1996

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information contained under the caption "ELECTION OF DIRECTORS" in the Proxy Statement pertaining to the January 21, 1997 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference in response to this item.

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

Consolidated Balance Sheets August 30, 1996 and September 1, 1995

Consolidated Statements of Operations Years ended August 30, 1996, September 1, 1995, and September 2, 1994

Consolidated Statements of Shareholders' Equity Years ended August 30, 1996, September 1, 1995, and September 2, 1994

Consolidated Statements of Cash Flows Years ended August 30, 1996, September 1, 1995, and September 2, 1994

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

    Separate financial statements of the Registrant have been omitted because the Registrant is primarily a holding company and all subsidiaries included in the consolidated financial statements are deemed to be totally held.

    (a) (2) The following consolidated financial statements schedule for Wegener Corporation and subsidiaries, and the related Report of Independent Certified Public Accountants are included herein, beginning on page 15:

    Report of Independent Certified Public Accountants

    II Valuation and Qualifying Accounts Years ended August 30, 1996, September 1, 1995, and September 2, 1994

    (a) (3) The exhibits filed in response to Item 601 of Regulation S K are listed in the Exhibit Index on pages 37 and 38.

    (b) There were no reports on Form 8-K filed for the Quarter ended August 30, 1996.

    (c)      See Part IV, Item 14(a)(3).

    (d)      Not applicable.

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
   of Wegener Corporation
Duluth, Georgia

    The audit referred to in our report dated November 19, 1996, relating to the consolidated financial statements of Wegener Corporation and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

    In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.






Atlanta, Georgia                                                BDO Seidman, LLP
November 19, 1996

                                     SCHEDULE II
                         WEGENER CORPORATION AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS


                                     Balance at        Charged to                                           Balance at
                                     Beginning         Costs and                                              End of
                                     of Period          Expenses        Write-offs         Recoveries         Period
                                     ----------        ----------       ----------         ----------       -----------
Allowance for doubtful
    accounts receivable:

Year ended August 30, 1996         $   41,602          $ 60,000        $  (70,190)        $  26,500        $   57,912

Year ended September 1, 1995       $  112,040          $ 70,000        $ (148,714)        $   8,276        $   41,602

Year ended September 2, 1994       $   62,238          $ 60,000        $  (10,198)        $       -        $  112,040




Inventory Reserves:

Year ended August 30, 1996         $  736,290          $775,000         $       -           $10,636        $1,521,926

Year ended September 1, 1995       $  855,093          $ 77,000         $(195,803)          $     -        $  736,290

Year ended September 2, 1994       $1,648,654          $      -         $(793,561)          $     -        $  855,093



EXHIBIT INDEX
    The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number           Description of Document
*3.1               By-Laws (Reg. No. 2-81795, Exhibits 3(a) and 3(b)).

*3.2 Certificate of Incorporation as amended through May 4, 1989 (1989 10-K, filed November 30, 1989, Exhibit 3.2).

*4.0 See By-Laws and Certificate of Incorporation, Exhibits 3.1 and 3.2. See Articles II and VIII of the By-Laws and
                   Article IV of the Certificate.

 4.1 Loan and Security Agreement and Demand Note dated June 5, 1996 by and between Wegener Communications, Inc. and LaSalle National Bank respecting $8,500,000 combined revolving credit note and term note.

*4.2 Loan Agreement, Promissory Note and Deed to Secure Debt, and Security Agreement dated February 27, 1987 between Bank South, N.A. and Wegener Communications, Inc. respecting $3,500,000 promissory note (1990 10-K, filed November 29, 1990, Exhibit 4.4).

*4.3 Promissory Note dated April 8, 1996 in favor of Lyon Credit Corporation and Wegener Communications, Inc. in the principal amount of $600,000 (1996 10Q, filed July 11, 1996,
                   Exhibit 4.1).

*4.4 8% Convertible Debentures dated May 31, 1996, aggregating $5,000,000, due May 31, 1999 (1996 S-3, Registration No.
                   333-08017, filed July 11, 1996, Exhibit 4.1).

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

Exhibit Number     Description of Document
--------------     -----------------------
*10.4              1989 Directors' Incentive Plan (1990 10-K, filed November
                   29, 1990, Exhibit 10.9).

*10.4.1 Amendment to 1989 Directors' Incentive Plan effective February 1, 1995 (1995 10-K, filed December 13, 1996).

*21. Subsidiaries of the Registrant (1990 10-K, filed November 29, 1990, Exhibit 22).

23.                Consent of BDO Seidman, LLP.

27.                Financial Data Schedule.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEGENER CORPORATION
Date:  November 27, 1996                        By /s/ Robert A. Placek
                                                   --------------------
                                                   Robert A. Placek
                                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of November, 1996.

Signature                    Title
---------                    -----

 /s/ Robert A. Placek        President, Chief Executive Officer and Chairman of
--------------------------   the Board (Principal Executive Officer)
 Robert A. Placek


 /s/ C. Troy Woodbury, Jr.   Treasurer and Chief Financial Officer, Director
--------------------------   (Principal Accounting Officer)
 C. Troy Woodbury, Jr.

 /s/ James T. Traicoff       Controller
--------------------------
 James T. Traicoff

 /s/ James H. Morgan, Jr.    Director
--------------------------
 James H. Morgan, Jr.

 /s/ Joe K. Parks            Director
--------------------------
 Joe K. Parks

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

James T. Traicoff
Controller

INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS
BDO Seidman, LLP
285 Peachtree Center Avenue
Suite 800
Atlanta, Georgia 30303-1230

TRANSFER AGENT
Securities Transfer Corporation
16910 Dallas Parkway
Suite 100
Dallas, Texas 75248

CORPORATE
HEADQUARTERS
11350 Technology Circle
Duluth/Atlanta, Georgia 30155-1528

ANNUAL MEETING
The annual meeting of stockholders will be held on January 21, 1997 at 7 p.m. at the Corporate Headquarters.

COMMON STOCK NASDAQ
NASDAQ Small-Cap Marketing System Symbol: WGNR

FORM 10-K REPORT
Wegener Corporation's Annual Report on
Form 10-K, filed with the Securities and Exchange
Commission, is available free of charge by written request to :
     Elaine Miller, Secretary
     Investor Relations
     Wegener Corporation
     11350 Technology Circle
     Duluth, Georgia 30155-1528
QUARTERLY COMMON
STOCK PRICES
The Company's common stock is traded on the NASDAQ Small-Cap Marketing System. The quarterly range of high and low closing sale prices for fiscal 1996 and 1995 were as follows:

                                High        Low
-----------------------------------------------------
Fiscal Year Ending August 30, 1996

First Quarter                   $12          $9

Second Quarter                   13 3/4       8 1/2

Third Quarter                    10 5/8       7 3/4

Fourth Quarter                   12 1/4       5 5/8
-----------------------------------------------------

Fiscal Year Ending September 1, 1995

First Quarter                    $2 1/4      $1 1/2

Second Quarter                    3 5/8       1 7/8

Third Quarter                     5 7/8       3 1/4

Fourth Quarter                   11 1/2       5 13/16
-----------------------------------------------------

The Company had approximately 3453 shareholders of record at November 18, 1996. The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.