Form 10-Q
period 1996-11-29
WEGENER CORP
filed 1997-01-13
CIK 715073

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended November 29, 1996
                                      OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For  the transition period from ______________________to_______________________
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

                                YES [X]         NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 20, 1996.

Common Stock, $.01 Par Value                   9,064,534 Shares
----------------------------                   ----------------
          Class                          Outstanding December 20,1996

                     WEGENER CORPORATION AND SUBSIDIARIES
              Form 10-Q For the Quarter Ended November 29, 1996

                                    INDEX

                                                                         Page(s)
                                                                         -------
PART I.   Financial Information

 Item 1.  Consolidated Financial Statements

          Introduction ................................................     3

          Consolidated Statements of Operations
          (Unaudited) - Three Months Ended
          November 29, 1996 and December 1, 1995 ......................     4

          Consolidated Balance Sheets - November 29,
          1996 (Unaudited) and August 30, 1996 ........................     5

          Consolidated Statements of Shareholders' Equity
          (Unaudited) -  Three Months Ended November 29,
          1996 and December 1, 1995 ...................................     6

          Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended November 29,
          1996 and December 1, 1995 ...................................     7

          Notes to Consolidated Financial
          Statements (Unaudited) ......................................    8-9

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations .........................   10-12

PART II. Other Information

 Item 1.  None
 Item 2.  None
 Item 3.  None
 Item 4.  None
 Item 5.  None
 Item 6.  Exhibits and Reports on Form 8-K ............................    13

          Signatures ..................................................    14

PART I.  FINANCIAL INFORMATION                   ITEM 1.  FINANCIAL STATEMENTS

         INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of November 29, 1996; the consolidated statements of shareholders' equity as of November 29, 1996 and December 1, 1995; the consolidated statements of operations for the three months ended November 29, 1996 and December 1, 1995; and the consolidated statements of cash flows for the three months ended November 29, 1996 and December 1, 1995 have been prepared without audit. The consolidated balance sheet as of August 30, 1996 has been examined by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended August 30, 1996, File No. 0-11003.

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

                     WEGENER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                        Three months ended
                                                   NOVEMBER 29,      December 1,
                                                       1996              1995
--------------------------------------------------------------------------------
Revenues                                            $6,642,663        $4,368,805
--------------------------------------------------------------------------------

Operating costs and expenses
 Cost of products sold                               4,419,722         2,770,898
 Selling, general, and administrative                  985,652           845,133
 Research and development                              566,830           569,290
--------------------------------------------------------------------------------

Operating costs and expenses                         5,972,204         4,185,321
--------------------------------------------------------------------------------

Operating income                                       670,459           183,484
 Interest expense                                     (181,682)         (157,193)
 Interest income                                         1,429            38,229
 Other (expense) income, net                                --               112
--------------------------------------------------------------------------------

Earnings before income taxes                           490,206            64,632

Income tax expense                                     186,000                --
--------------------------------------------------------------------------------

Net earnings                                           304,206        $   64,632
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net earnings per share:
 Primary                                            $      .03        $      .01
 Fully diluted                                      $      .03        $      .01
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Weighted average number of shares
 Primary                                             9,135,008         9,058,863
 Fully diluted                                       9,985,094         9,058,863
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     WEGENER CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                    NOVEMBER 29,      August 30,
                                                       1996              1996
--------------------------------------------------------------------------------
                                                   (UNAUDITED)
ASSETS

Current assets
 Cash                                               $    55,601      $   171,687
 Accounts receivable                                  5,614,814        7,105,984
 Inventories                                         12,316,654       12,694,823
 Deferred income taxes                                  950,000        1,123,000
 Other                                                   66,440           54,996
--------------------------------------------------------------------------------

  Total current assets                               19,003,509       21,150,490

Property and equipment, net                           4,742,396        4,727,659
Capitalized software costs                            1,291,837        1,267,836
Other assets, net                                       495,281          590,715
--------------------------------------------------------------------------------

                                                    $25,533,023      $27,736,700
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Note payable                                       $        --      $ 1,530,332
 Accounts payable                                     2,660,340        2,874,923
 Accrued expenses                                       872,200        1,519,952
 Customer deposits                                      602,446          645,235
 Current maturities of long-term obligations            545,387          569,626
--------------------------------------------------------------------------------

  Total current liabilities                           4,680,373        7,140,068

Long-term obligations, less current maturities        2,209,956        2,331,443
Convertible debentures                                4,085,195        5,033,973
Deferred income taxes                                   275,000          275,000
--------------------------------------------------------------------------------

  Total liabilities                                  11,250,524       14,780,484
--------------------------------------------------------------------------------

Commitments                                                  --               --

Shareholders' equity
 Common stock, $.01 par value, 10,000,000 shares
  authorized; 9,479,307 and 9,231,930 shares issued      94,793           92,319
 Additional paid-in capital                          15,381,539       14,369,157
 Deficit                                               (764,269)      (1,068,475)
 Less treasury stock, at cost (462,620 and 470,397
  shares)                                              (429,564)        (436,785)
--------------------------------------------------------------------------------

  Total shareholders' equity                         14,282,499       12,956,216
--------------------------------------------------------------------------------

                                                    $25,533,023      $27,736,700
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     WEGENER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (Unaudited)

                                          Common Stock     Additional                   Treasury Stock
                                          ------------       Paid-in                    --------------
                                         Share    Amount     Capital      Deficit      Shares     Amount
--------------------------------------------------------------------------------------------------------
BALANCE, at September 1, 1995         9,193,680  $91,937  $14,131,187  $(2,524,553) (515,354)  $(478,530)

 Treasury stock reissued through
  stock options and 401(k) plan              --       --       12,622           --     2,746       2,550
 Net earnings for the three months           --       --           --       64,632        --          --
--------------------------------------------------------------------------------------------------------

BALANCE, at December 1, 1995          9,193,680  $91,937  $14,143,809  $(2,459,921) (512,608)  $(475,980)
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

BALANCE, at August 30, 1996           9,231,930  $92,319  $14,369,157  $(1,068,475) (470,397)  $(436,785)

 Treasury stock reissued through
  stock options and 401(k) plan              --       --       20,478           --     7,777       7,221
 Issuance of common stock for
  convertible debentures                247,377    2,474      991,904           --        --          --
 Net earnings for the
  three months                               --       --           --      304,206        --          --
--------------------------------------------------------------------------------------------------------

BALANCE, at November 29, 1996          9,479,307  $94,793  $15,381,539  $ (764,269)  (462,620)  $(429,564)
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     WEGENER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (Unaudited)

                                                         Three months ended
                                                     NOVEMBER 29,    December 1,
                                                        1996            1995
--------------------------------------------------------------------------------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES
 Net earnings                                        $   304,206     $    64,632
 Adjustments to reconcile net earnings to
   cash provided by operating activities
  Depreciation and amortization                          321,597         221,423
  Issuance of treasury stock for
   compensation expenses                                  23,199          12,922
  Issuance of convertible debt for interest
    expense                                              101,222              --
  Deferred income taxes                                  173,000              --
 Changes in assets and liabilities
    Accounts receivable                                1,491,170         854,220
    Inventories                                          378,169      (5,170,381)
    Other                                                (30,854)        (15,037)
    Accounts payable                                    (214,583)      1,942,848
    Customer deposits and accrued expenses              (690,541)        (69,542)
--------------------------------------------------------------------------------
                                                       1,856,585      (2,158,915)
--------------------------------------------------------------------------------
CASH PROVIDED (USED) BY INVESTMENT ACTIVITIES
    Property and equipment expenditures                 (190,246)       (240,158)
    Capitalized software additions                      (110,867)       (173,040)
--------------------------------------------------------------------------------

                                                        (301,113)       (413,198)
--------------------------------------------------------------------------------

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
    Net change in borrowings under
        revolving line-of-credit                      (1,530,332)       (563,621)
    Repayment of long-term debt and capitalized
        lease obligation                                (145,726)       (123,502)
    Proceeds from stock options exercised                  4,500           2,250
--------------------------------------------------------------------------------

                                                      (1,671,558)       (684,873)
--------------------------------------------------------------------------------

Increase (decrease) in cash                             (116,086)     (3,256,986)
Cash and cash equivalents, beginning of period           171,687       4,913,962
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period             $    55,601     $ 1,656,976
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
 Cash paid during the three months for:
  Interest                                           $    78,248     $   158,430
  Income taxes                                       $        --     $        --
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     WEGENER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Significant Accounting Policies

        The significant accounting policies followed by the Company are set forth in Note 1 to the Company's audited consolidated financial statements included in the annual report on Form 10-K for the year ended August 30, 1996.

        Earnings Per Share

        Primary earnings per share are calculated by dividing net earnings by the weighted average number of common shares and dilutive common stock equivalents using the treasury stock method. Fully diluted earnings per share assumed conversion of the outstanding convertible debentures.

        Use of Estimates

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

        Fiscal Year

        The Company uses a fifty-two, fifty-three week year. The fiscal year ends on the Friday closest to August 31. Fiscal years 1997 and 1996 contain fifty-two weeks.

Note 2  Accounts Receivable

        Accounts receivable are summarized as follows:

                                                       NOVEMBER 29,   August 30,
                                                          1996           1996
                                                       ------------   ----------
                                                       (UNAUDITED)
Accounts receivable - trade                            $5,578,914     $7,066,462
Other receivables                                          93,812         97,434
                                                       ----------     ----------
                                                        5,672,726      7,163,896
Less allowance for
 doubtful accounts                                        (57,912)       (57,912)
                                                       ----------     ----------
                                                       $5,614,814     $7,105,984
                                                       ----------     ----------
                                                       ----------     ----------

                     WEGENER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


Note 3   Inventories

         Inventories are summarized as follows:

                                                       NOVEMBER 29,   August 30,
                                                          1996           1996
                                                       ------------   ----------
                                                       (UNAUDITED)
         Raw material                                  $ 5,155,160    $ 5,675,954
         Work-in-process                                 4,360,877      5,627,543
         Finished goods                                  3,833,520      2,913,252
                                                       -----------    -----------
                                                        13,349,557     14,216,749
         Less inventory reserves                        (1,032,903)    (1,521,926)
                                                       -----------    -----------
                                                       $12,316,654    $12,694,823
                                                       -----------    -----------
                                                       -----------    -----------

Note 4   Income Taxes

         For the three months ended November 29, 1996, income tax expense of $186,000 was comprised of a current state income tax expense of $13,000 and a federal and state deferred income tax expense of $173,000. There was no current federal income tax expense due to utilization of federal net operating loss carryforwards. Deferred tax assets decreased $173,000 in the first quarter. At November 29, 1996, the Company had approximately $808,000 of federal net operating loss carryforwards which expire in 2009 and 2010; and $137,000 of alternative minimum tax credits and $159,000 of other federal tax credits expiring through 2004 available to offset future tax liabilities.

                     WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended August 30, 1996 contained in the Company's 1996 Annual Report on Form 10-K.

Certain statements contained in this filing are "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, plans for future business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, product demand, governmental and technological factors, competition and other uncertainties detailed in the Company's Form 10-K for the year ended August 30, 1996 and from time to time in other Securities and Exchange Commission filings.

The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries.

RESULTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 29, 1996 COMPARED TO THREE MONTHS
ENDED DECEMBER 1, 1995

Net earnings were $304,000 or $0.03 per share for the three month period ended November 29, 1996, compared to $65,000 or $0.01 per share for the three month period ended December 1, 1995.

REVENUES - The Company's revenues for the first quarter of fiscal 1997 were $6,643,000, up 52.0% from revenues of $4,369,000 for the same period in fiscal 1996.

Direct Broadcast Satellite (DBS) revenues increased 77.3% mainly due to increased shipments of MPEG digital video products to the broadcast and private network industries. Telecom and Custom Products Group revenues decreased 20.2% which reflect a maturing product line and reduced shipments to the cable television and radio network industries. WCI's backlog was approximately $27,000,000 as of November 29, 1996, compared to $28,045,000 at August 30, 1996 and $30,996,000 at December 1, 1995.

GROSS PROFIT MARGINS - Gross profit increased $625,000 or 39.1% in the three month period ended November 29, 1996, compared to the three month period ended December 1, 1995, as a result of increased revenues for the period. Gross profit as a percent of revenues was 33.5% in the first quarter of fiscal 1997 compared to 36.6% in the first quarter of fiscal 1996. Profit margins in the first quarter of fiscal 1997 were adversely impacted by start-up costs associated with the introduction of new digital video products and higher than expected material component costs of certain products.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses were $986,000 or 14.8% of revenues for the three months ended November 29, 1996 compared to $845,000 or 19.3% of revenues for the same period in fiscal 1996. The increase in expenses is due to higher levels of compensation, selling, and marketing expenses in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The percentage decrease in fiscal 1997 is due to higher revenue levels.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $678,000 or 10.2% of revenues in the first quarter of fiscal 1997 compared to $742,000 or 17.0% of revenues for the same period of fiscal 1996. Capitalized software development costs amounted to $111,000 in the first quarter of fiscal 1997 compared to $173,000 in the first quarter of fiscal 1996. The decrease in expenditures is primarily due to higher consulting costs in fiscal 1996 incurred for the development of digital video products.

The Company remains committed to such research and development expenditures as are required to effectively compete and maintain pace with the rapid technological changes in the communications industry and to support innovative engineering and design in its future products. The dollar amount of future research and development expenditures is expected to increase compared to fiscal 1996 and to decrease as a percent of revenues. The Company's ability to continue the rapid development of new digital products is directly tied to its ability to obtain additional funding, if required.

INTEREST EXPENSE - Interest expense increased 15.6% for the three months ended November 29, 1996, compared to the same period in fiscal 1996 primarily due to increases in average outstanding borrowings.

INCOME TAX EXPENSE - For the three months ended November 29, 1996, income tax expense was $186,000 compared to none for the same period of fiscal 1996. Fiscal 1997 income tax expense was comprised of a current state income tax expense of $13,000 and a federal and state deferred income tax expense of $173,000. There was no income tax expense in fiscal 1996 due to a decrease in the deferred tax asset valuation allowance which fully offset the increase in deferred tax liabilities.


LIQUIDITY AND CAPITAL RESOURCES
THREE MONTHS ENDED NOVEMBER 29, 1996

During the first quarter of fiscal 1997, operating activities provided cash of $1,857,000. Accounts receivable and inventory decreases provided cash of $1,491,000 and $378,000, respectively. Decreases in accounts payable, customer deposits and accrued expenses used cash of $905,000. Cash used by investing activities for property and equipment expenditures and capitalized software additions was $301,000. Financing activities used cash of $1,530,000 for a reduction of the line-of-credit to a zero balance and $146,000 for scheduled repayments of long-term obligations.

At November 29, 1996, approximately $5,167,000 was available to borrow under the line-of-credit advance formulas. At November 29, 1996, the line-of-credit had no balance outstanding compared to a balance of $1,530,000 at August 30, 1996.

During the first quarter of fiscal 1997, $1,050,000 of convertible debentures were converted into 247,377 shares of common stock. Subsequent to November 29, 1996, $250,000 of debentures were converted into 81,281 shares of common stock and debentures in the amount of $101,222 were issued for payment of interest.

Depending on the level of revenues and profitablility in fiscal 1997 additional funds for working capital may be required. The Company believes that additional funds will be available, if required, through a private placement or a public offering of additional shares of common stock or through additional borrowing.

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

                         PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     None

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended November 29, 1996.

                                  SIGNATURES
                                  ----------

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on it behalf by the undersigned thereunto duly authorized.

                                         WEGENER CORPORATION
                                         ------------------------
                                         (Registrant)


Date:  January 9, 1997                   By:     /s/ Robert A. Placek
                                           ------------------------------------
                                                     Robert A. Placek
                                                     President



Date:  January 9, 1997                   By:    /s/ C. Troy Woodbury, Jr.
                                           ------------------------------------
                                                    C. Troy Woodbury, Jr.
                                                    Treasurer and Chief
                                                    Financial Officer