Form 10-Q
period 1997-02-28
WEGENER CORP
filed 1997-04-15
CIK 715073

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For  the quarterly period ended February 28, 1997

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the transition period from                      to
                               -----------------------   -----------------------
Commission file No. 0-11003

                               WEGENER CORPORATION

             (Exact name of registrant as specified in its charter)
                DELAWARE                                       81-0371341
        (State of incorporation)                            (I.R.S. Employer
                                                           Identification No.)

11350 TECHNOLOGY CIRCLE, DULUTH, GEORGIA                       30155-1528
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

                    YES   X                      NO
                        -----                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 7, 1997.

Common Stock, $.01 par value                        9,445,422 Shares
----------------------------                 -------------------------------
            Class                               Outstanding April 7, 1997

                      WEGENER CORPORATION AND SUBSIDIARIES
                Form 10-Q For the Quarter Ended February 28, 1997


                                      INDEX
                                                                        Page(s)
                                                                        -------

PART I.    Financial Information

  Item 1.  Consolidated Financial Statements

           Introduction. . . . . . . . . . . . . . . . . . . . . . . . . . . .3

           Consolidated Statements of Operations
           (Unaudited) - Three and Six Months Ended
           February 28, 1997 and March 1, 1996 . . . . . . . . . . . . . . . .4

           Consolidated Balance Sheets - February 28,
           1997 (Unaudited) and August 30, 1996. . . . . . . . . . . . . . . .5

           Consolidated Statements of Shareholders' Equity
           (Unaudited) - Six Months Ended February 28,
           1997 and March 1, 1996. . . . . . . . . . . . . . . . . . . . . . .6

           Consolidated Statements of Cash Flows
           (Unaudited) - Six Months Ended February 28,
           1997 and March 1, 1996. . . . . . . . . . . . . . . . . . . . . . .7

           Notes to Consolidated Financial
           Statements (Unaudited). . . . . . . . . . . . . . . . . . . . . .8-9

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . .10-12

PART II.   Other Information

  Item 1.  None
  Item 2.  None
  Item 3.  None
  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . 13
  Item 5.  None
  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 13

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

PART I.  FINANCIAL INFORMATION                  ITEM 1.  FINANCIAL STATEMENTS

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of February 28, 1997; the consolidated statements of shareholders' equity as of February 28, 1997 and March 1, 1996; the consolidated statements of operations for the six months ended February 28, 1997 and March 1, 1996; and the consolidated statements of cash flows for the six months ended February 28, 1997 and March 1, 1996 have been prepared without audit. The consolidated balance sheet as of August 30, 1996 has been examined by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended August 30, 1996, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three months ended           Six months ended
                                             FEBRUARY 28,   March 1,     FEBRUARY 28,   March 1,
                                                 1997         1996           1997         1996
-------------------------------------------------------------------------------------------------
Revenues                                      $4,679,310   $5,540,490    $11,321,973   $9,909,295
-------------------------------------------------------------------------------------------------

Operating costs and expenses
  Cost of products sold                        3,328,127    3,673,081      7,747,849    6,443,979
  Selling, general, and administrative         1,051,331      918,924      2,036,983    1,764,057
  Research and development                       436,037      620,380      1,002,867    1,189,670
-------------------------------------------------------------------------------------------------

Operating costs and expenses                   4,815,495    5,212,385     10,787,699    9,397,706
-------------------------------------------------------------------------------------------------

Operating income (loss)                        (136,185)      328,105        534,274      511,589
  Interest expense                             (143,556)    (153,605)       (325,238)    (310,798)
  Interest income                                      -       12,409          1,429       50,638
  Other income, net                                   13          150             13          262
-------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes            (279,728)      187,059        210,478      251,691

Income tax expense (benefit)                   (106,000)            -         80,000            -
-------------------------------------------------------------------------------------------------

Net earnings (loss)                          $ (173,728)   $  187,059    $   130,478   $  251,691
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

Net earnings (loss) per share:
  Primary                                    $     (.02)  $      .02    $       .01   $      .03
  Fully diluted                              $     (.02)  $      .02    $       .01   $      .03
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

Weighted average number of shares
  Primary                                      9,324,281    9,076,083      9,268,694    9,073,250
  Fully diluted                               10,018,300    9,076,083      9,962,713    9,073,250
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     FEBRUARY 28,    August 30,
                                                         1997           1996
-------------------------------------------------------------------------------
ASSETS                                               (UNAUDITED)

Current assets
  Cash                                               $   140,003    $   171,687
  Accounts receivable                                  5,472,830      7,105,984
  Inventories                                         11,568,943     12,694,823
  Deferred income taxes                                1,051,000      1,123,000
  Other                                                   30,607         54,996
-------------------------------------------------------------------------------

    Total current assets                              18,263,383     21,150,490

Property and equipment, net                            4,754,571      4,727,659
Capitalized software costs                             1,587,520      1,267,836
Other assets, net                                        390,095        590,715
-------------------------------------------------------------------------------

                                                     $24,995,569    $27,736,700
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Note payable                                       $         -    $ 1,530,332
  Accounts payable                                     1,901,868      2,874,923
  Accrued expenses                                       802,954      1,519,952
  Customer deposits                                    1,206,721        645,235
  Current maturities of long-term obligations            535,844        569,626
-------------------------------------------------------------------------------

    Total current liabilities                          4,447,387      7,140,068

Long-term obligations, less current maturities         2,094,496      2,331,443
Convertible debentures                                 3,335,195      5,033,973
Deferred income taxes                                    275,000        275,000
-------------------------------------------------------------------------------

    Total liabilities                                 10,152,078     14,780,484
-------------------------------------------------------------------------------

Commitments                                                    -              -

Shareholders' equity
  Common stock, $.01 par value, 20,000,000 and
    10,000,000 shares authorized; 9,781,258 and
    9,231,930 shares issued                               97,813         92,319
  Additional paid-in capital                          16,108,409     14,369,157
  Deficit                                              (937,997)    (1,068,475)
  Less treasury stock, at cost (457,418 and
    470,397 shares)                                    (424,734)      (436,785)
-------------------------------------------------------------------------------

    Total shareholders' equity                        14,843,491     12,956,216
-------------------------------------------------------------------------------

                                                     $24,995,569    $27,736,700
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                             Common Stock         Additional                       Treasury Stock
                                             ------------           Paid-in                        --------------
                                          Shares        Amount      Capital       Deficit        Shares       Amount
----------------------------------------------------------------------------------------------------------------------
BALANCE, at September 1, 1995            9,193,680      $91,937   $14,131,187    $(2,524,553)    (515,354)   $(478,530)

  Common stock issued                       38,250          383       111,837              -            -            -
  Treasury stock reissued through
    stock options and 401(k) plan                -            -        26,210              -       25,212       23,411
  Net earnings for the
    six months                                   -            -             -        251,691            -            -
----------------------------------------------------------------------------------------------------------------------

BALANCE, at March 1, 1996                9,231,930      $92,320   $14,269,234    $(2,272,862)    (490,142)   $(455,119)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

BALANCE, at August 30, 1996              9,231,930      $92,319   $14,369,157    $(1,068,475)    (470,397)   $(436,785)

  Treasury stock reissued through
    stock options and 401(k) plan                -            -        35,479              -       12,979       12,051
  Issuance of common stock for
    convertible debentures                 549,328        5,494     1,703,773              -
  Net earnings for the
    six months                                   -            -             -        130,478            -            -
----------------------------------------------------------------------------------------------------------------------

BALANCE, AT FEBRUARY 28, 1997            9,781,258      $97,813   $16,108,409      $(937,997)    (457,418)   $(424,734)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Six months ended
                                                     FEBRUARY 28,     March 1,
                                                         1997           1996
-------------------------------------------------------------------------------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES
  Net earnings                                         $   130,478  $   251,691
  Adjustments to reconcile net earnings to
      cash provided (used) by operating activities
    Depreciation and amortization                          641,035      477,154
    Bad debt allowance                                           -       15,000
    Issuance of treasury stock for
      compensation expenses                                 43,031       28,201
    Issuance of convertible debt for interest
      expense                                               33,918            -
    Deferred income taxes                                   72,000            -
  Changes in assets and liabilities
      Accounts receivable                                1,633,154      311,755
      Inventories                                        1,125,880   (4,949,926)
      Other assets                                          20,478        4,957
      Accounts payable                                    (973,055)     923,965
      Customer deposits and accrued expenses               (88,208)       4,665
-------------------------------------------------------------------------------

                                                         2,638,711   (2,932,538)
-------------------------------------------------------------------------------

CASH PROVIDED (USED) BY INVESTMENT ACTIVITIES
  Property and equipment expenditures                     (400,782)    (326,199)
  Capitalized software additions                          (473,052)    (388,832)
-------------------------------------------------------------------------------

                                                          (873,834)    (715,031)
-------------------------------------------------------------------------------

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
  Net change in borrowings under
    revolving line-of-credit                            (1,530,332)     133,830
  Repayment of long-term debt and capitalized
    lease obligation                                      (270,729)    (248,426)
  Proceeds from issuance of common stock                         -      112,219
  Proceeds from stock options exercised                      4,500       21,421
-------------------------------------------------------------------------------

                                                        (1,796,561)      19,044
-------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents           (31,684)  (3,628,525)
Cash and cash equivalents, beginning of period             171,687    4,913,962
-------------------------------------------------------------------------------

Cash and cash equivalents, end of period               $   140,003  $ 1,285,437
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Cash paid during the six months for:
    Interest                                           $   241,685  $   308,356
    Income taxes                                       $         -  $         -
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

          Earnings (loss) Per Share

          Primary earnings (loss) per share are calculated by dividing the net earnings (loss) by the weighted average number of common shares and dilutive common stock equivalents using the treasury stock method. Fully diluted earnings (loss) per share assumed conversion of the outstanding convertible debentures.

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




Note 2    Accounts Receivable

          Accounts receivable are summarized as follows:

                                                     FEBRUARY 28,     August 30,
                                                        1997             1996
                                                     ------------    -----------
                                                     (UNAUDITED)

          Accounts receivable - trade                $5,443,048      $7,066,462
          Other receivables                              87,694          97,434
                                                     ------------    -----------

                                                      5,530,742       7,163,896

          Less allowance for
            doubtful accounts                           (57,912)        (57,912)
                                                     ------------    -----------

                                                     $5,472,830      $7,105,984
                                                     ------------    -----------
                                                     ------------    -----------

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Note 3    Inventories

          Inventories are summarized as follows:

                                                    FEBRUARY 28,    August 30,
                                                       1997            1996
                                                    ------------   ------------
                                                    (UNAUDITED)

          Raw material                              $ 5,103,475    $  5,675,954
          Work-in-process                             3,632,610       5,627,543
          Finished goods                              3,866,262       2,913,252
                                                    ------------   ------------
                                                     12,602,347      14,216,749
          Less inventory reserves                    (1,033,404)     (1,521,926)
                                                    ------------   ------------
                                                    $11,568,943     $12,694,823
                                                    ------------   ------------
                                                    ------------   ------------


Note 4    Income Taxes

          For the six months ended February 28,1997, income tax expense of $80,000 was comprised of a current state income tax expense of $8,000 and a federal and state deferred income tax expense of $72,000. There was no current federal income tax expense due to utilization of federal net operating loss carryforwards. Deferred tax assets decreased $72,000 in the first six months of fiscal 1997. At
          February 28, 1997, the Company had approximately $1,088,000 of federal net operating loss carryforwards which expire in 2009 and 2010; and $137,000 of alternative minimum tax credits and $159,000 of other federal tax credits expiring through 2004 available to offset future tax liabilities.

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

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, plans for future business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, product demand, governmental regulation and technological developments, competition and other uncertainties detailed in the Company's Form 10-K for the year ended August 30, 1996 and from time to time in other Securities and Exchange Commission filings.

The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries.


RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 1, 1996

The operating results for the three and six month periods ended February 28, 1997 were a net loss of $(174,000) or $(0.02) per share and net earnings of $130,000 or $0.01 per share compared to net earnings of $187,000 or $0.02 per share and $252,000 or $0.03 per share for the three and six month periods ended March 1, 1996.

REVENUES - The Company's revenues for the three months ended February 28, 1997 were $4,679,000, down 15.5% from revenues of $5,540,000 for the three months ended March 1, 1996. Revenues were $11,322,000 for the six months ended February 28, 1997, up 14.3% from revenues of $9,909,000 for the six months ended March 1, 1996.

In the second quarter of fiscal 1997, Direct Broadcast Satellite (DBS) revenues decreased 3.4% compared to the second quarter of fiscal 1996 as a result of lower than expected shipments of digital video products. Telecom and Custom Products Group revenues decreased 49.9% in the quarter ended February 28, 1997 compared to the same period of fiscal 1996. The decrease is due to a higher level of shipments in the second quarter of fiscal 1996 of uplink equipment to radio networks for conversion from analog to digital broadcasting. For the six months ended February 28, 1997, DBS revenues increased 32.5% compared to the same period of fiscal 1996 as a result of increased shipments in the first quarter of fiscal 1997 of MPEG digital video products compared to the first quarter of fiscal 1996.

WCI's backlog was approximately $25,100,000 as of February 28, 1997, compared to $28,045,000 as of August 30, 1996, and $28,763,000 as of March 1, 1996.

GROSS PROFIT MARGINS - The Company's gross profit margins were 28.9% and 31.6% for the three and six month periods ended February 28, 1997 compared to 33.7% and 35.0% for the three and six month periods ended March 1, 1996. The decrease in profit margin percentages for the periods were mainly due to: (1) a decrease in revenues in the second quarter of fiscal 1997 compared to the same period of fiscal 1996 which resulted in absorbing fixed overhead costs over a lower revenue base; and, (2) a mix of lower margin products in the second quarter of fiscal 1997 compared to fiscal 1996. Additionally, for the six month period ended February 28, 1997, profit margin percentages were adversely impacted by start-up costs associated with the introduction of new digital video products and higher than expected material component costs of certain products.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative (SG&A) expenses were $1,051,000 and $2,037,000 for the three and six month periods ended February 28, 1997 compared to $919,000 and $1,764,000 for the same periods of fiscal 1996. The increases in expenses for the three and six month periods are due to higher levels of compensation, selling, and marketing expenses compared to the same periods of fiscal 1996. As a percentage of revenues, SG&A expenses were 22.5% and 18.0% for the three and six month periods ended February 28, 1997 compared to 16.6% and 17.8% for the same periods of fiscal 1996. The increase in percentage for the three months ended February 28, 1997 compared to the three months ended March 1, 1996 is primarily due to lower revenues.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $795,000 and $1,473,000 for the three and six month periods ended February 28, 1997, compared to $836,000 and $1,579,000 for the same periods of fiscal 1996. Capitalized software development costs amounted to $359,000 and $469,000 for the second quarter and first six months of fiscal 1997 compared to $216,000 and $389,000 for the same periods of fiscal 1996. The decrease in expenditures is primarily due to higher consulting and proto-type material costs incurred in the three and six month periods ending March 1, 1996 for the development of digital video products.

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

INTEREST EXPENSE - Interest expense decreased 6.5% in the three month period ended February 28, 1997 compared to the same period of fiscal 1996 primarily due to a decrease in the weighted average interest rate which was partially offset by an increase in the average outstanding borrowings. For the six month period ended February 28, 1997 interest expense increased 4.6% compared to the same period of fiscal 1996 primarily due to an increase in the average outstanding borrowings which was partially offset by a decrease in the weighted average interest rate.

INCOME TAX EXPENSE - For the three and six months ended February 28, 1997, income tax expense (benefit) was $(106,000) and $80,000 compared to none for the same periods of fiscal 1997. There was no income tax expense in fiscal 1996 due to a decrease in the deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
SIX MONTHS ENDED FEBRUARY 28, 1997

During the first six months of fiscal 1997, operating activities provided cash of $2,639,000. Accounts receivable and inventory decreases provided cash of $1,633,000 and $1,126,000, respectively. Decreases in accounts payable and accrued expenses used cash of $1,623,000 while increases in customer deposits provided cash of $561,000. Cash used by investing activities for property and equipment expenditures and capitalized software additions was $874,000. Financing activities used cash of $1,530,000 for a reduction of the line-of-credit to a zero balance and $271,000 for scheduled repayments of long-term obligations.

At February 28, 1997, approximately $4,684,000 was available to borrow under the line-of-credit advance formulas. At February 28, 1997, the line-of-credit had no balance outstanding compared to a balance of $1,530,000 at August 30, 1996.

During the first six months of fiscal 1997, $1,800,000 of convertible debentures were converted into 549,328 shares of common stock and debentures in the amount of $101,222 were issued for payment of accrued interest. Subsequent to February 28, 1997, $200,000 of debentures were converted into 110,804 shares of common stock.

Depending on the level of revenues and profitability in fiscal 1997 and fiscal 1998 additional funds for working capital may be required. The Company believes that additional funds will be available, if required, through a private placement or a public offering of additional shares of common stock or through additional borrowing.

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

                           PART II.  OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          On January 21, 1997, the Annual Meeting of Shareholders was held and the following matters were voted upon:

               (1) The shareholders approved the election of the following nominee to the Board of Directors:

                                Robert A. Placek

                               6,956,164 votes for
                                 58,099 votes withheld

                    The terms of office of C. Troy Woodbury, Jr., James H. Morgan, Jr. and Joe K. Parks continued subsequent to the Annual Meeting.

               (2) An amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000 was approved with 6,750,025 votes for, 356,706 votes against, and 18,096 votes abstaining.

               (3) An amendment to the Certificate of Incorporation to create a class of preferred stock was not approved with 3,648,085 votes for, 1,188,178 votes against, and 26,938 votes abstaining.

               (4) An amendment to the 1988 Incentive Plan to increase the number of shares available for grants and awards under the Plan from 500,000 shares to 750,000 shares was approved with 6,437,583 votes for, 432,084 votes against, and 36,610 votes abstaining.

               (5) The appointment of BDO Seidman, LLP as auditors for the Company for the fiscal year 1997 was approved with 6,927,441 votes for, 67,067 votes against, and 130,319 votes abstaining.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:  Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended February 28, 1997.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WEGENER CORPORATION
                                        -------------------
                                           (Registrant)

Date:  April 15, 1997                   By:   /s/ Robert A. Placek
                                           --------------------------------
                                                  Robert A. Placek
                                                  President


Date:  April 15, 1997                   By:   /s/ C. Troy Woodbury, Jr.
                                           --------------------------------
                                                  C. Troy Woodbury, Jr.
                                                  Treasurer and Chief
                                                  Financial Officer