Form 10-Q
period 1997-05-30
WEGENER CORP
filed 1997-06-30
CIK 715073

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 1997

                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
Commission file No. 0-11003

                                WEGENER CORPORATION
            (Exact name of registrant as specified in its charter)

        Delaware                                                 81--0371341
(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

11350 Technology Circle, Duluth, Georgia                          30155-1528
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

                                   YES /X/      NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                               10,919,527 Shares
           Class                                       Outstanding June 17, 1997

                     WEGENER CORPORATION AND SUBSIDIARIES
                  Form 10-Q For the Quarter Ended May 30, 1997

                                     INDEX
                                                                         PAGE(S)
                                                                         -------
PART I.  Financial Information

Item 1. Consolidated Financial Statements

        Introduction......................................................     3

        Consolidated Statements of Operations
        (Unaudited)--Three and Nine Months Ended
        May 30, 1997 and May 31, 1996.....................................     4

        Consolidated Balance Sheets--May 30,
        1997 (Unaudited) and August 30, 1996..............................     5

        Consolidated Statements of Shareholders' Equity
        (Unaudited)--Nine Months Ended May 30,
        1997 and May 31, 1996.............................................     6

        Consolidated Statements of Cash Flows
        (Unaudited)--Nine Months Ended May 30,
        1997 and May 31, 1996.............................................     7

        Notes to Consolidated Financial
        Statements (Unaudited)............................................   8-9

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................... 10-12

PART II. Other Information

Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  Exhibits and Reports on Form 8-K.................................    13

         Signatures.......................................................    14

        PART I. FINANCIAL INFORMATION        Item 1. Financial Statements

                INTRODUCTION--CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of May 30, 1997; the consolidated statements of shareholders' equity as of May 30, 1997 and May 31, 1996; the consolidated statements of operations for the three and nine months ended May 30, 1997 and May 31, 1996; and the consolidated statements of cash flows for the nine months ended May 30, 1997 and May 31, 1996 have been prepared without audit. The consolidated balance sheet as of August 30, 1996 has been examined by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended August 30, 1996, File No. 0-11003.

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

                     WEGENER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         --------------------------- ----------------------------
                                                           MAY 30,       MAY 31,        MAY 30,        MAY 31,
                                                             1997          1996          1997           1996
                                                         ------------  ------------  -------------  -------------
Revenues...............................................  $  3,869,886  $  5,227,909  $  15,191,859  $  15,137,204
                                                         ------------  ------------  -------------  -------------
Operating costs and expenses
  Cost of products sold................................     3,417,356     3,217,494     11,165,205      9,661,473
  Selling, general, and administrative.................     1,374,836       915,668      3,411,819      2,679,725
  Research and development.............................       514,232       742,190      1,517,099      1,931,860
                                                         ------------  ------------  -------------  -------------
Operating costs and expenses...........................     5,306,424     4,875,352     16,094,123     14,273,058
                                                         ------------  ------------  -------------  -------------
Operating income (loss)................................    (1,436,538)      352,557       (902,264)       864,146
  Interest expense.....................................      (129,316)     (177,077)      (454,554)      (487,875)
  Interest income......................................           523         5,054          1,952         55,692
  Other income, net....................................       --                299             13            561
                                                         ------------  ------------  -------------  -------------
Earnings (loss) before income taxes....................    (1,565,331)      180,833     (1,354,853)       432,524
Income tax (benefit)...................................      (568,000)      --            (488,000)      --
                                                         ------------  ------------  -------------  -------------
Net earnings (loss) ...................................  $   (997,331) $    180,833  $    (866,853) $     432,524
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
Net earnings (loss) per common share
  Primary..............................................  $       (.10) $        .02  $        (.09) $         .05
  Fully Diluted........................................            --  $        .02             --  $         .05
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
Number of shares used in per share calculation
  Primary..............................................     9,742,876     9,063,923      9,484,078      9,070,587
  Fully Diluted........................................            --     9,069,780             --      9,072,539
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------

         See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     MAY 30,     AUGUST 30,
                                                                      1997          1996
                                                                 -------------  -------------
Assets                                                            (UNAUDITED)
Current assets
  Cash and cash equivalents....................................  $   1,258,550  $     171,687
  Accounts receivable..........................................      3,555,421      7,105,984
  Inventories..................................................     11,508,832     12,694,823
  Deferred income taxes........................................      1,611,000      1,123,000
  Other........................................................         25,292         54,996
                                                                 -------------  -------------
    Total current assets.......................................     17,959,095     21,150,490

Property and equipment, net....................................      4,994,592      4,727,659
Capitalized software costs.....................................      1,764,616      1,267,836
Other assets, net..............................................        234,968        590,715
                                                                 -------------  -------------
                                                                 $  24,953,271  $  27,736,700
                                                                 -------------  -------------
                                                                 -------------  -------------
Liabilities and Shareholders' Equity
  Current liabilities
  Note payable.................................................  $    --        $   1,530,332
  Accounts payable.............................................      1,062,927      2,874,923
  Accrued expenses.............................................        984,620      1,519,952
  Customer deposits............................................      3,023,980        645,235
  Current maturities of long-term obligations..................        494,748        569,626
                                                                 -------------  -------------
    Total current liabilities..................................      5,566,275      7,140,068

Long-term obligations, less current maturities.................      1,988,919      2,331,443
Convertible debentures.........................................      1,285,195      5,033,973
Deferred income taxes..........................................        275,000        275,000
                                                                 -------------  -------------
    Total liabilities..........................................      9,115,389     14,780,484
                                                                 -------------  -------------
Commitments....................................................       --             --

Shareholders' equity
  Common stock, $.01 par value, 20,000,000 and
    10,000,000 shares authorized; 11,363,917 and
    9,231,930 shares issued....................................        113,639         92,319
  Additional paid-in capital...................................     18,072,207     14,369,157
  Deficit......................................................     (1,935,328)    (1,068,475)
  Less treasury stock, at cost (444,390 and 470,397 shares)....       (412,636)      (436,785)
                                                                 -------------  -------------
    Total shareholders' equity.................................     15,837,882     12,956,216
                                                                 -------------  -------------
                                                                 $  24,953,271  $  27,736,700
                                                                 -------------  -------------
                                                                 -------------  -------------

        See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                           COMMON STOCK         ADDITIONAL                  TREASURY STOCK
                                                    ------------------------     PAID-IN                 --------------------
                                                       SHARES       AMOUNT       CAPITAL       DEFICIT      SHARES     AMOUNT
                                                    ------------  ----------  -------------  ------------  ---------  ---------
BALANCE, at September 1, 1995.....................     9,193,680  $   91,937  $  14,131,187  $ (2,524,553)  (515,354)  $(478,530)
Common stock issued...............................        38,250         383        111,837        --          --          --
Treasury stock reissued through stock options and
  401(k) plan.....................................       --           --             97,758        --         41,988      38,988
Cost of raising capital...........................       --           --           (300,000)       --          --          --
Net earnings for the nine months..................       --           --           --             432,524      --          --
                                                    ------------  ----------  -------------  ------------  ---------   ---------
BALANCE, at May 31, 1996..........................     9,231,930  $   92,320  $  14,040,782  $ (2,092,029)  (473,366)  $(439,542)
                                                    ------------  ----------  -------------  ------------  ---------   ---------
BALANCE, at August 30, 1996.......................     9,231,930  $   92,319  $  14,369,157  $ (1,068,475)  (470,397)  $(436,785)
Treasury stock reissued through stock options and
  401(k) plan.....................................       --           --             48,982        --         26,007      24,149
Issuance of common stock for convertible
  debentures......................................     2,131,987      21,320      3,654,068        --          --          --
Net (loss) for the nine months....................       --           --           --            (866,853)     --          --
                                                    ------------  ----------  -------------    ----------  ---------   ---------
BALANCE, at May 30, 1997..........................    11,363,917  $  113,639  $  18,072,207  $ (1,935,328)  (444,390)  $(412,636)
                                                    ------------  ----------  -------------    ----------  ---------   ---------
                                                    ------------  ----------  -------------    ----------  ---------   ---------

         See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    NINE MONTHS ENDED
                                                                   MAY 30,          MAY 31,
                                                                     1997            1996
                                                              ------------------  -----------
Cash provided (used) by operating activities
   Net earnings (loss)                                              $(866,853)    $   432,524
  Adjustments to reconcile net earnings (loss) to cash
     provided by operating activities
   Depreciation and amortization............................        1,059,217         744,640
   Bad debt allowance.......................................           91,000          35,000
   Warranty reserves........................................           76,000         --
   Issuance of treasury stock for compensation expenses.....           66,944         111,764
Issuance of convertible debt for interest expense...........           33,918         --
Deferred income taxes.......................................         (488,000)        --
Changes in assets and liabilities
     Accounts receivable....................................        3,459,563          97,191
     Inventories............................................        1,185,991      (5,315,416)
     Other assets...........................................           25,793          35,497
     Accounts payable.......................................       (1,811,996)     (1,081,076)
     Customer deposits and accrued expenses.................        1,834,717         330,965
                                                                   ----------     -----------
                                                                    4,666,294      (4,608,911)
                                                                   ----------     -----------
Cash (used) by investment activities
  Property and equipment expenditures.......................         (862,344)       (430,322)
  Capitalized software additions............................         (775,540)       (500,562)
                                                                   ----------     -----------
                                                                   (1,637,884)       (930,884)
                                                                   ----------     -----------
Cash provided (used) by financing activities
  Net change in borrowings under revolving line-of-credit...       (1,530,332)       (155,120)
  Repayment of long-term debt and capitalized lease
   obligations..............................................         (417,402)       (376,852)
  Proceeds from long-term and convertible debt..............          --            5,300,000
  Proceeds from issuance of common stock....................          --              112,219
  Debt issuance costs.......................................          --              (50,000)
  Proceeds from stock options exercised.....................            6,187          24,983
                                                                   ----------     -----------
                                                                   (1,941,547)      4,855,230
                                                                   ----------     -----------
Increase (decrease) in cash and cash equivalents............        1,086,863        (684,565)
Cash and cash equivalents, beginning of period..............          171,687       4,913,962
                                                                   ----------     -----------
Cash and cash equivalents, end of period....................     $  1,258,550     $ 4,229,397
                                                                   ----------     -----------
                                                                   ----------     -----------
Supplemental disclosure of cash flow information:
  Cash paid during the nine months for:
    Interest................................................     $    380,396     $   485,270
    Income taxes............................................     $    --          $   --
                                                                   ----------     -----------
                                                                   ----------     -----------

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

       Earnings (loss) Per Share

       Primary earnings (loss) per share are calculated by dividing the net earnings (loss) by the weighted average number of common shares and dilutive common stock equivalents using the treasury stock method. For the periods ending May 30, 1997, conversion of the outstanding convertible debentures would not have an effect on the net loss per share since the effect would be anti-dilutive. For the periods ending May 31, 1996, fully diluted earnings per share assumed conversion of the outstanding convertible debentures.

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

NOTE 2 ACCOUNTS RECEIVABLE

ACCOUNTS RECEIVABLE ARE SUMMARIZED AS FOLLOWS:


                                                               MAY 30,     AUGUST 30,
                                                                1997          1996
                                                            ------------  ------------
                                                             (Unaudited)
       Accounts receivable--trade.........................  $  3,594,912  $  7,066,462
       Other receivables..................................        86,621        97,434
                                                            ------------  ------------
                                                               3,681,533     7,163,896
       Less allowance for doubtful accounts...............      (126,112)      (57,912)
                                                            ------------  ------------
                                                            $  3,555,421  $  7,105,984
                                                            ------------  ------------
                                                            ------------  ------------

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 3 INVENTORIES

       INVENTORIES ARE SUMMARIZED AS FOLLOWS:

                                                                    MAY 30,
                                                                     1997        AUGUST 30,
                                                                  (UNAUDITED)       1996
                                                                 -------------  -------------
Raw material...................................................  $   4,611,927  $   5,675,954
Work-in-process................................................      3,989,214      5,627,543
Finished goods.................................................      3,945,254      2,913,252
                                                                 -------------  -------------
                                                                    12,546,395     14,216,749
Less inventory reserves........................................     (1,037,563)    (1,521,926)
                                                                 -------------  -------------
                                                                 $  11,508,832  $  12,694,823
                                                                 -------------  -------------
                                                                 -------------  -------------

NOTE 4 INCOME TAXES

       For the nine months ended May 30,1997, income tax benefit was comprised of a federal and state deferred income tax benefit of $488,000. Deferred tax assets increased $488,000 in the first nine months of fiscal 1997. At May 30, 1997, the Company had approximately $2,652,000 of federal net operating loss carryforwards which expire in 2009, 2010 and 2012; and $137,000 of alternative minimum tax credits and $159,000 of other federal tax credits expiring through 2004 available to offset future tax liabilities.

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

    Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, plans for future business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, product demand, governmental regulation and technological developments, competition and other uncertainties detailed in this report, the Company's Form 10-K for the year ended August 30, 1996 and from time to time in other Securities and Exchange Commission filings.

    The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries.

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MAY 30, 1997 COMPARED TO THREE AND NINE MONTHS ENDED MAY 31, 1996

    For the three and nine month periods ended May 30, 1997, the Company had net losses of $(997,000) or $(0.10) per share and $(867,000) or $(0.09) per share respectively, compared to net earnings of $181,000 or $0.02 per share and $433,000 or $0.05 per share for the three and nine month periods ended May 31, 1996.

    Revenues--The Company's revenues for the three months ended May 30, 1997 were $3,870,000, down 26.0% from revenues of $5,228,000 for the three months ended May 31, 1996. Revenues were $15,191,000 for the nine months ended May 30, 1997, an increase of less than 1% from revenues of $15,137,000 for the nine months ended May 31, 1996.

    Direct Broadcast Satellite (DBS) revenues decreased 39.0% in the third quarter of fiscal 1997 and increased 7.4% in the nine months ended May 30, 1997 compared to the same periods of fiscal 1996. DBS revenues in the three and nine month periods were adversely affected by late deliveries of scheduled third quarter shipments and lower than expected orders of the digital video product line. Telecom and Custom Product Group revenues increased 13.5% in the third quarter and decreased 20.4% in the nine months ended May 30, 1997 compared to the same periods of fiscal 1996. The increase in the third quarter of fiscal 1997 is due to increased shipments of cueing and control equipment to up-grade a private audio and video network. The decrease in the nine months of fiscal 1997 is due to a higher level of shipments in the nine months of fiscal 1996 of uplink equipment to radio networks for conversion from analog to digital broadcasting. WCI's eighteen (18) month order backlog was approximately $19,256,000 as of May 30, 1997, compared to $13,807,000 as of August 30,
1996, and $12,525,000 as of May 31, 1996.

    Gross Profit Margins--The Company's gross profit margins were 11.7% and 26.5% for the three and nine month periods ended May 30, 1997 compared to 38.5% and 36.2% for the three and nine month periods ended May 31, 1996. The decrease in profit margin percentages for the periods were mainly due to: (1) a decrease in revenues in the third quarter of fiscal 1997 compared to the same period of fiscal 1996 which resulted in absorbing fixed overhead costs over a lower revenue base; and, (2) a lower margin product mix in the three and nine month periods of fiscal 1997 compared to fiscal 1996. Additionally, for the nine month period ended May 30, 1997, profit margin percentages were adversely impacted by start-up costs associated with the introduction of new digital video products and higher than expected material component costs of certain products.

    Selling, General and Administrative--Selling, general and administrative (SG&A) expenses were $1,375,000 and $3,412,000 for the three and nine month periods ended May 30, 1997 compared to $916,000 and $2,680,000 for the same periods of fiscal 1996, an increase of 50.1% and 27.3%, respectively. The increases in expenses for the three and nine month periods are due to higher levels of compensation, selling and marketing expenses, depreciation and amortization, and provision for bad debt expenses compared to the same periods of fiscal 1996. As a percentage of revenues, SG&A expenses were 35.5% and 22.5% for the three and nine month periods ended May 30, 1997 compared to 17.5% and 17.7% for the same periods of fiscal 1996. The increases in percentages for the three and nine months ended May 30, 1997 compared to the same periods of fiscal 1996 are due to lower revenues and higher expense levels.

    Research and Development--Research and development expenditures, including capitalized software development costs, were $808,000 and $2,281,000 for the three and nine month periods ended May 30, 1997, compared to $854,000 and $2,432,000 for the same periods of fiscal 1996. Capitalized software development costs amounted to $294,000 and $764,000 for the third quarter and first nine months of fiscal 1997 compared to $112,000 and $501,000 for the same periods of fiscal 1996. The decrease in expenditures is primarily due to higher consulting and proto-type material costs incurred in the three and nine month periods ended May 31, 1996 for the development of digital video products.

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

    Interest Expense--Interest expense decreased 27.0% and 6.8% in the three and nine month periods ended May 30, 1997 compared to the same periods of fiscal 1996 primarily due to a decrease in the weighted average interest rate which was partially offset by an increase in the average outstanding borrowings.

    Income Tax Expense--For the three and nine month periods ended May 30, 1997, income tax (benefits) were $(568,000) and $(488,000) respectively, compared to none for the same periods of fiscal 1996. There was no income tax expense for the three and nine month periods of fiscal 1996 due to a decrease in the deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
NINE MONTHS ENDED MAY 30, 1997

    During the first nine months of fiscal 1997, operating activities provided cash of $4,666,000. Accounts receivable and inventory decreases provided cash of $3,460,000 and $1,186,000, respectively. Decreases in accounts payable and accrued expenses used cash of $2,347,000 while an increase in customer deposits provided cash of $2,379,000. Cash used by investing activities for property and equipment expenditures and capitalized software additions was $1,638,000. Financing activities used cash of $1,530,000 for a reduction of the line-of-credit to a zero balance and $417,000 for scheduled repayments of long-term obligations.

    At May 30, 1997, approximately $3,296,000 was available to borrow under the line-of-credit advance formulas based on eligible collateral of accounts receivable and inventory. At May 30, 1997, the line-of-credit had no balance outstanding compared to a balance of $1,530,000 at August 30, 1996. The revolving line-of-credit, expiring May 4, 1999 or upon demand, has a maximum available credit limit of $7,500,000 subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw material and work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. Interest is payable monthly at the bank's prime rate (8.50% at May 30, 1997) plus 1/2%. In addition, the line-of-credit provides for a term loan facility bearing interest at the bank's prime rate plus 1 1/2%, for up to $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. No advances have been made on the term loan at May 30, 1997.

    During the first nine months of fiscal 1997, $3,850,000 principal amount of convertible debentures (issued in May, 1996) were converted into 2,131,987 shares of common stock and debentures in the amount of $101,222 were issued for payment of accrued interest. During the third quarter of fiscal 1997, the Company filed a Registration Statement to register up to an additional 2,530,000 shares of common stock for resale following conversion of debentures. These shares, together with the 1,150,000 shares originally registered, constitutes management's estimate of the maximum number of shares of common stock to be issued upon conversion, giving effect to possible fluctuations in the market price of the common stock. At May 30, 1997, $1,285,000 principal amount of convertible debentures remained outstanding.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits: Financial Data Schedule
        Exhibit 3.1 Certificate of Amendment of Certificate of Incorporation of the Registrant dated April 14, 1997.

    (b) Reports on Form 8-K--No reports on Form 8-K were filed during the quarter ended May 30, 1997.

                                   SIGNATURES


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto, duly authorized.

                                WEGENER CORPORATION
                                ----------------------
                                    (REGISTRANT)


DATE: JUNE 27, 1997             BY: /S/ ROBERT A. PLACEK
                                   ---------------------------
                                        ROBERT A. PLACEK
                                        PRESIDENT


DATE: JUNE 27, 1997             BY: /S/ C. TROY WOODBURY, JR.
                                   ---------------------------
                                        C. TROY WOODBURY, JR.
                                        TREASURER AND CHIEF
                                        FINANCIAL OFFICER