Form 10-K
period 1997-08-29
WEGENER CORP
filed 1997-12-11
CIK 715073

================================================================================

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended August 29, 1997

                                      OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________________to_______________________

 Commission file No. 0-11003

                               WEGENER CORPORATION

             (Exact name of registrant as specified in its charter)

         Delaware                                              81-0371341
  (State of incorporation)                                 (I.R.S. Employer
                                                           Identification No.)

11350 Technology Circle, Duluth, Georgia                       30097-1502
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

   As of December 2, 1997, 11,598,453 shares of registrant's Common Stock were outstanding and the aggregate market value of the Common Stock held by nonaffiliates was $14,225,408 based on the last sale price of the Common Stock as quoted on the NASDAQ Small-Cap Market on such date. (The officers and directors of the registrant, and owners of over 10% of the registrant's common stock, are considered affiliates for purposes of this calculation.)

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive Proxy Statement pertaining to the January 27, 1998 Annual Meeting of Stockholders, only to the extent expressly so stated herein, are incorporated herein by reference into Part III.

================================================================================

                               WEGENER CORPORATION
                                    FORM 10-K
                           YEAR ENDED AUGUST 29, 1997
                                      INDEX


                                     PART I



                                                                           Page
Item  1.  Business...........................................................2
Item  2.  Properties.........................................................9
Item  3.  Legal  Proceedings.................................................9


                                     PART II


Item  5.    Market for Registrant's Common Stock and Related Stockholder
            Matters..........................................................9
Item  6.    Selected Financial Data.........................................10
Item  7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................11
Item  8.    Financial Statements and Supplementary Data.....................18


                                    PART III


Item 10.    Directors and Executive Officers of the Registrant..............33
Item 11.    Executive Compensation..........................................33
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management..................................................33
Item 13.    Certain Relationships and Related Transactions..................33


                                     PART IV


Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K.............................................34

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


      Segment information contained in Note 11 to the consolidated financial statements on page 30 of this document is incorporated herein by reference in response to this item.


      (c)   Narrative description of business.


            (i)   Principal products produced and services rendered, and

            (ii)  Status of a product or segment.

Satellite Communications Electronics.
-------------------------------------

WCI manufacturers electronics for the distance learning, broadcast television and radio, cable television, business music, private network and data communications industries. WCI services all of the products that it sells. The Company warrants its products for a period of one year. There were no significant warranty claims outstanding as of August 29, 1997.


Throughout fiscal 1996 and fiscal 1997, WCI continued to produce and develop digital compression products. During 1997 WCI introduced COMPEL Control software and the UNITY Digital Broadcast product family. Wegener's digital products are in use worldwide in distance learning, radio, cable television, and private business networks. In terms of new orders, compressed digital products are the fastest growing product segment for the Company. As expected, demand for the Company's analog products has begun to decline following market demand for, and the Company's emphasis on, digital technology.

DIGITAL COMMUNICATIONS. The demand for digital products is being driven by the high cost of satellite capacity. Satellite capacity is scarce due to pressures on both the supply and demand side of the market. On the supply side, satellites are extremely expensive to launch, build, and maintain. The useful life of a satellite is limited by the amount of positioning fuel that can be carried. Also, the placement of satellites is regulated by the FCC and therefore the number of satellites within range of any given location is limited. On the demand side, the cost of receive hardware is being steadily reduced through advancing technology. The reduction in the cost of network hardware increases the economic feasibility of a greater number of networks. This is evidenced by the trend in both television and radio towards narrow-casting to well-defined market segments as opposed to broadcasting to the general population. Digital compression technology allows a four to ten-fold, or more, increase in the throughput of a satellite channel. For the network, this compression represents an opportunity to reduce the cost of satellite use. For the satellite operator it represents an opportunity to increase the revenue generated by an expensive asset. Due to existing satellite transponder contracts and the cost of replacing existing analog hardware, the digital conversion of major networks is taking longer than anticipated. These network conversions are expected to occur in the near future, but it is impossible to predict the precise timing of customer internal decision processes. Management believes the market as a whole has considerable built up demand for digital technology.


With ongoing breakthroughs in digital compression, digitized audio and video products have become increasingly important. WCI manufactures MPEG-2 broadcast quality digital video products for commercial program distribution. During the first quarter of fiscal 1997 WCI completed deliveries of its MPEG-2 products for use by NBC in the MSNBC network. The order comprised over 450 satellite receivers and over 80 transmit systems. Turner Broadcasting also expanded its usage of WCI's digital broadcast products. Remote feeds from London, Jerusalem, Moscow, and Hong Kong are now transmitted using Wegener's DV2000 products. Most significant, in fiscal 1997 an order was placed by FOX/Liberty Networks, L.L.C. to convert existing analog cable networks to digital transmission.


WCI's lower data rate products are in use by Eli Lilly and Company for their global business network. Ongoing projects include shipments of digital video products to Dow Jones Investor Network and Reuters Financial Television for use in terrestrial and satellite business information networks which deliver compressed video to subscribers' desktops.


The Company's digital audio products employ MPEG digital audio compression technology and are used to distribute radio and business music programming to network affiliates. During fiscal 1997, ABC Radio Network, Jones Satellite Networks, Moody Broadcasting and a variety of smaller networks throughout the world chose WCI digital audio products to upgrade their networks.


The Company also manufacturers specialized data communications products used in satellite broadcast data applications. Bookings for these products remained strong in fiscal 1997. WCI manufactures satellite data receivers for Glenayre Technologies which are being used to expand Glenayre's paging network. Reuters also uses WCI data equipment to expand distribution for its international news feed.

CABLE TELEVISION PRODUCTS. Cable television product bookings experienced the greatest growth of any of WCI's markets. In the third quarter of fiscal 1997, WCI received an $11.8 million order for WCI's new UNITY digital broadcast receiver and COMPEL network control software for use by FOX Sports Net, FX Networks, and fXM: Movies for FOX. Subsequent to fiscal year end, FOX placed an additional order for $2.8 million of UNITY receivers bringing the total order to $14.6 million. The UNITY receivers will provide automated program delivery for FOX's cable affiliates and regional networks. Shipments are scheduled to begin in the second quarter of fiscal 1998 and continue throughout fiscal 1998 and into the first quarter of fiscal 1999. Other WCI's products are widely employed in the cable industry to provide a variety of audio, data, network control and video services to cable subscribers.


WCI cue and control equipment for cable television networks are used on advertising supported networks to permit affiliated cable systems to insert local commercials at appropriate times. Control equipment delivers switching commands from the network to provide program routing and blackouts.


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


BUSINESS MUSIC. This market consists of suppliers of business music to restaurants, offices and various retail establishments. WCI manufactures the equipment required to transmit audio and data from the business music supplier to the end user via satellite circuits. The equipment is controlled by the business music supplier using WCI's network control technology. Potential users of this WCI equipment include any business purchasing background music, foreground music and broadcast data.

      (iii) Sources and availability of raw materials.

      Raw materials consist of passive electronic components, electronic circuit boards and fabricated sheet metal. WCI purchases approximately one-half of its raw materials from direct dealers and the other half is purchased from distributors. Passive and active components include parts such as resistors, integrated circuits and diodes. WCI uses approximately ten distributors to supply its electronic components. Direct sources provide sheet metal, electronic circuit boards and other materials built to specifications. WCI maintains relationships with approximately twenty direct dealers. Most of the Company's materials are available from a number of different suppliers; however, certain components used in existing and future products are currently available from single or limited sources. Although the Company believes that all single-source components currently are available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future. Any disruption or termination of supply of certain single-source components could have an adverse effect on the Company's business and results of operations.

      (iv)  Patents, trademarks, licenses, franchises and concessions held.

      The Company holds certain patents with respect to some of its products and markets its services and products under various trademarks and tradenames. Additionally, the Company licenses certain analog audio processing technology to several manufacturing companies which generated royalty revenues of approximately $121,000, $112,000 and $173,000 in fiscal 1997, 1996, and 1995, respectively. Although the Company believes that the patents and trademarks owned are of value, the Company believes that success in its industry will be dependent upon new product introductions, frequent product enhancements, and customer support and service. However, the Company intends to protect its rights when, in its view, these rights are infringed upon.

      (v)   Seasonal variations in business.

      There does not appear to be any seasonal variations in the Company's business.

      (vi)  Working capital practices.

      Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) on pages 11-18 of this document is incorporated herein by reference in response to this item.

      (vii) Dependence upon a limited number of customers.


      The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network, and data communications industries. Sales to The Church of Jesus Christ of Latter-Day Saints accounted for approximately 11.0% of revenues in fiscal 1997. Sales to Ascent Network Services, Inc. accounted for approximately 14.2% of revenues in fiscal 1996. Sales to Glenayre Technologies accounted for approximately 15.0% of revenues in fiscal 1995. At August 29, 1997, one customer accounted for 27.7% of the Company's accounts receivable. At August 30, 1996, two customers accounted for 34.6% and 10.8% respectively, of the Company's accounts receivable. Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues. This trend is expected to continue in fiscal 1998. There can be no assurance that the loss of one or more of these customers would not have an adverse effect on the Company's operations.

      (viii) Backlog of orders.

      The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company's backlog was approximately $19,501,000 at August 29, 1997 and $13,807,000 at August 30, 1996.
Reference is hereby made to page 12 of this document which is incorporated herein by reference in response to this item.

      Approximately $17,464,000 of the August 29, 1997 backlog is expected to ship during fiscal 1998, and the remainder in fiscal 1999.


      (ix)  Government contracts.

      Not applicable.

      (x)   Competitive Conditions.


      The Company competes with companies which have substantially greater resources and a larger number of products than the Company, as well as with small specialized companies. Competition in the emerging distance learning industry is comprised of both established firms as well as relative newcomers. Through relationships with satellite service providers, the Company has positioned itself to provide end-to-end solutions to its customers. Competition in the market for the Company's MPEG-2 broadcast television electronics products, including digital video equipment, is driven by timeliness, performance, and price. The Company's broadcast digital video products are in production and are competitively priced, with unique, desirable features. Management believes these products are physically smaller and priced below other equivalent products on the market today. The competitive situation of data products is significantly different than that of the markets for other WCI products. Due to the large number of potential end users, both small and large competitors continue to emerge. The Company believes it has positioned itself to capitalize on the market trends in this business through careful development of its product and market strategies, which have proven successful in increasing revenues from this sector. In the cable television market the Company believes that the competitive position for many of its products is dominant. However, the UNITY product family is potentially competing with significant and established firms. WCI believes that it maintains a competitive advantage in the market for advertising-supported networks through its ability to provide regionalized programming and control. Other products for cable television include proprietary cueing and network control devices. Competition for radio network products, including the Company's digital audio products, is very aggressive and pricing is very competitive. The Company believes that its continued success in all of its markets will depend on aggressive marketing and product development.


      (xi)  Research and development activities.

      The Company's research and development is designed to strengthen and broaden its existing products and systems and to develop new products and systems. A major portion of the fiscal 1997 research and development expenses were spent in the digital video product area. WCI research and development expenses totalled $1,999,000 in fiscal 1997, $2,286,000 in fiscal 1996, and $1,985,000 in fiscal 1995. Additional information contained in MDA on pages 11-18 of this document is incorporated herein by reference in response to this item.

      (xii) Environmental disclosures.


      Federal, state and local pollution control requirements have no material effect upon the capital expenditures, earnings or the competitive position of the Company.


      (xiii) Number of employees.

      As of August 29, 1997, the Company had 136 employees employed by the WCI manufacturing subsidiary. No employees are parties to a collective bargaining agreement and the Company believes that its relationships with its employees are good.

            (d) Financial information about foreign and domestic operations and export sales.

      Information contained under the caption "Consolidation" in Note 1 on page 23 of this document, and in Note 11 on page 30 of this document are incorporated herein by reference in response to this item.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company are as follows:

NAME AND BUSINESS EXPERIENCE              AGE          OFFICE HELD


ROBERT  A.  PLACEK                        59         President,
President and Chief Executive Officer                Chief Executive
of the Company  since August 1987 and                Officer
Director since July 1987. Chairman of                and Chairman of the
the Board since 1995.  President  and                Board
Director of WCI since 1979.

C. TROY WOODBURY, JR.                     50         Treasurer and
Treasurer and Chief Financial Officer                Chief Financial
of the  Company  since  June 1988 and                Officer
Director  since 1989.  Executive Vice
President  of WCI  since  July  1996.
Treasurer and Chief Operating Officer
of WCI since  September  1992.  Group
Controller  for   Scientific-Atlanta,
Inc. from March 1975 to June 1988.

JAMES T. TRAICOFF                         47         Controller
Controller   of  the  Company   since
November  1991;  Controller  for  WCI
since July 1988;  Controller  for BBL
Industries,  Inc.  from April 1985 to
July 1988.

ITEM 2.     PROPERTIES

      The executive offices of the Company are located at 11350 Technology Circle, Duluth, Georgia 30097-1502. This 40,000 square foot facility, which is located on a 4.7 acre site, was purchased by WCI in February 1987. During August 1989, WCI purchased an additional 4.4 acres of adjacent property. WCI also leases approximately 11,300 square feet under long-term leases expiring during fiscal 1999, at an annual rental of approximately $79,000. This space is for additional warehouse and manufacturing capacity. WCI's manufacturing facility is subject to a mortgage note securing the indebtedness. WCI's 4.4 acres of adjacent land is pledged as collateral under the Company's line of credit facility.

ITEM 3.     LEGAL PROCEEDINGS

      No significant legal proceedings were pending as of August 29, 1997.



                                     PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

        The Company's Common Stock is traded on the NASDAQ Small-Cap Market (NASDAQ symbol WGNR). As of December 2, 1997 there were approximately 423* holders of record of Common Stock. *(This number does not reflect beneficial ownership of shares held in nominee names).

   The quarterly ranges of high and low closing sale prices for fiscal 1997 and 1996 were as follows:

                                     Fiscal 97                 Fiscal 96
                                     ---------                 ---------
                                High          Low          High         Low
            First Quarter       $6           $3 7/8       $12          $ 9
            Second Quarter       4 1/8        2 5/8        13 3/4        8 1/2
            Third Quarter        3 7/8        1 7/16       10 5/8        7 3/4
            Fourth Quarter       3 1/2        1 13/16      12 1/4        5 5/8

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

ITEM 6.     SELECTED FINANCIAL DATA


                             SELECTED FINANCIAL DATA
                    (in thousands, except per share amounts)


                                                     Year Ended
                                 ----------------------------------------------------------------
                                 August 29,    August 30,  September 1, September 2, August 27,
                                    1997         1996        1995         1994        1993
-------------------------------------------------------------------------------------------------
 Revenue                         $ 21,812       $ 23,195     $ 19,488     $ 16,521    $ 14,673
 Earnings (loss) from
    continuing operations          (1,809)         1,456          385          (69)       (428)
 Earnings (loss) per  share
    from continuing operations   $   (.19) (2)  $    .16     $    .05     $   (.01)   $   (.06)

 Earnings (loss) per share       $   (.19) (2)  $    .16     $    .05     $   (.01)   $   (.07)

 Cash dividends paid per share (1)      -              -            -            -           -
------------------------------------------------------------------------------------------------

 Total assets                    $ 25,614       $ 27,737     $ 22,018     $ 11,893    $ 10,827

 Long-term obligations and
 current maturities                 3,667          7,935        2,796        2,979       3,556
------------------------------------------------------------------------------------------------


(1)  The Company has never paid cash  dividends  on its common stock and does not intend to pay cash dividends in the foreseeable future.


(2)  Fully diluted earnings per share were anti-dilutive.



ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION  AND RESULTS OF OPERATIONS

        Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, plans for future business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, product demand, timing of orders, governmental regulation, technological developments, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

        The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI manufactures products for transmission of audio, data, and video via satellite.

RESULTS OF OPERATIONS

        Net loss for the year ended August 29, 1997 was $(1,809,000) or $(0.19) per share, compared to net earnings of $1,456,000 or $0.16 per share for the year ended August 30, 1996 and $385,000 or $0.05 per share for the year ended September 1, 1995.

        Revenues for fiscal 1997 decreased $1,383,000 to $21,812,000, from $23,195,000 in fiscal 1996, which compared to revenues of $19,488,000 in fiscal 1995. During fiscal 1997, the Company continued to focus on improved product quality and the development of new products. Direct Broadcast Satellite (DBS) revenues in fiscal 1997 decreased $698,000 to $18,207,000 from $18,905,000 in fiscal 1996. Telecom and Custom Product revenues decreased $685,000 in fiscal 1997 to $3,605,000 from $4,290,000 in fiscal 1996. The decrease in DBS revenues was due to lower than expected orders for the digital product line and late deliveries of scheduled fiscal 1997 shipments. The Company believes that bookings of new orders were impacted by several factors. Customer decision processes were impacted by introductions of newer MPEG-2 technology which resulted in longer evaluation periods of MPEG-1 and MPEG-2 technologies as well as competitors products and performance claims. Existing satellite transponder contracts, along with additional space segment becoming available, provided adequate transponder capacity for current service which resulted in networks deferring conversions to digital broadcasting. Budget decisions and constraints of certain broadcast network customers resulted in deferring placement of orders into fiscal 1998. Orders by customers for products used in the distance learning markets are subject to state or federal funding approvals, which has resulted in the sales process taking from eighteen months to three years to complete. The Business TV market was impacted by an evaluation period during which customers defined their network requirements and compared equipment alternatives between low-end non-addressable network systems versus high-end addressable networks. As the market became segmented, sales efforts were focused on the market for addressable systems where the Company believes it has a competitive advantage. Orders for digital audio products to convert existing analog radio networks to digital broadcasting were impacted by industry consolidations which have resulted in deferring purchasing decisions into fiscal 1998. Late deliveries of scheduled fiscal 1997 deliveries resulted from delays in internally developed software and vendor design problems in a sole sourced assembly. Internally developed software was completed in the fourth quarter of fiscal 1997. Design changes by outside vendors and rework of related components were completed subsequent to fiscal 1997. The Telecom and Custom Product Group revenue decrease was primarily due to a higher level of shipments in fiscal 1996 of uplink equipment to radio networks for conversion from analog to digital broadcasting. WCI's backlog of orders scheduled to ship within eighteen months increased $5,694,000 or 41.2% to $19,501,000 at August 29, 1997 from $13,807,000 at August
30, 1996 which compares to $12,725,000 at September 1, 1995. Approximately, $17,464,000 of the August 29, 1997 backlog is expected to ship during fiscal 1998. Orders received subsequent to fiscal 1997, which are scheduled to ship during fiscal 1998 amounted to $5,888,000, bringing the total orders received to date and expected to ship within fiscal 1998 to $23,352,000. The Company expects to book sufficient additional orders to achieve its fiscal 1998 business plan which reflects an increase in revenues compared to fiscal 1997 and a return to profitability.

        International sales are generated through a direct sales organization and through foreign distributors. International sales were $2,964,000 or 13.6% of revenues in fiscal 1997, compared to $2,549,000 or 11.0% of revenues in fiscal 1996, and $3,926,000 or 20.1% of revenues in fiscal 1995. Management believes that international sales could increase as more business opportunities become available for WCI products in the future. All international sales are denominated in U.S. dollars.

        Gross profit decreased $2,548,000 in fiscal 1997 compared to fiscal 1996. Gross profit as a percent of sales was 22.6% in fiscal 1997, compared to 32.2% in fiscal 1996 and 34.1% in fiscal 1995. The decrease in profit margin dollars and percentages in fiscal 1997 compared to fiscal 1996 were mainly due to (1) a sales mix of products with higher material costs which decreased margins by approximately $936,000 or 4.3% of sales; (2) lower revenues which decreased the margin contribution to cover fixed overhead costs by approximately $608,000 or 2.8% of sales; and (3) an increase in manufacturing overhead expenses of $577,000 or 2.6% of sales, principally due to increases in amortization and write-offs of capitalized software. Additionally, profit margins were adversely impacted by start-up costs associated with the introduction of new digital video products and higher than expected material component costs of certain products. The gross profit in fiscal 1997 was reduced by charges of $825,000 in reserves for slow-moving and obsolete inventory and by $242,000 for write-offs of capitalized software. These reserves resulted primarily from the need to reduce to net realizable value the inventory of slower moving, mature analog products and earlier generations of digital products. These products continue to sell but at reduced rates. This compares to an inventory reserve charge of $775,000 in fiscal 1996 and $77,000 in fiscal 1995.

        Selling, general and administrative expenses increased $1,210,000 or 30.6% to $5,161,000 in fiscal 1997 from $3,951,000 in fiscal 1996. As a percentage of revenues, selling, general and administrative expenses were 23.7% of revenues in fiscal 1997 and 17.0% in fiscal 1996. The dollar increase of expenses in fiscal 1997 from fiscal 1996 includes increases in (1) bad debt expense of $297,000; (2) restructuring expense of $100,000; (3) depreciation and amortization expense of $111,000, principally for loan origination fees and convertible bond issuance costs; and (4) professional fees of $98,000. Other increases of approximately $398,000 were due to higher levels of selling and marketing expenses and compensation expenses. Selling, general and administrative expenses increased $280,000 or 7.6% to $3,951,000 in fiscal 1996 from $3,671,000 in fiscal 1995.

        Research and development expenditures, including capitalized software development costs, were $3,089,000 or 14.2% of revenues in fiscal 1997, $3,180,000 or 13.7% of revenues in fiscal 1996, and $2,453,000 or 12.6% of revenues in fiscal 1995. The decrease in the dollar amount of expenditures in fiscal 1997 as compared to fiscal 1996 is primarily due to lower proto-type material costs and consulting expenses which were partially offset by an increase in engineering personnel. During fiscal 1997, $1,090,000 of software development costs were capitalized in accordance with SFAS 86, and $894,000 and $468,000 of software development costs were capitalized in fiscal 1996 and 1995, respectively. Research and development expenses, excluding capitalized software development costs, were $1,999,000 or 9.2% of revenues in fiscal 1997, $2,286,000 or 9.9% of revenues in fiscal 1996, and $1,985,000 or 10.2% of revenues in fiscal 1995.

        Interest expense decreased 21.6% in fiscal 1997 compared to fiscal 1996, and increased 10.6% in fiscal 1996 compared to fiscal 1995. The decrease during fiscal 1997 was primarily due to a decrease in the weighted average interest rate of total indebtedness including the convertible debentures. The Company believes that interest expense in fiscal 1998 will decrease as a result of a decrease in outstanding debt.

        Fiscal 1997 income tax benefit was comprised of a deferred income tax benefit of $946,000. The Company has provided no deferred tax asset valuation allowance at August 29, 1997 based on management's assessment that existing tax benefits will "more likely than not" be realized in future tax returns. The Company expects to achieve its current business plan for fiscal 1998 which reflects an increase in revenues compared to fiscal 1997 and a return to profitability. The income tax benefit recognized during fiscal 1997 was principally the result of an increase in the Company's net operating loss carryforward. The Company recognized an income tax benefit in fiscal 1996 of $848,000 due to the reversal of the valuation allowance on the deferred tax assets. No income tax benefit was recognized in fiscal 1995 due to fully-reserved deferred tax benefits related to federal net operating loss carryforwards, deductible temporary differences, and tax credit carryforwards.

            The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal 1997, 1996 and 1995 contained 52 weeks.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities in fiscal 1997 was $6,325,000 compared to cash used in operating activities of $6,041,000 and $2,488,000 in fiscal 1996 and 1995, respectively. The primary sources of cash from operating activities in fiscal 1997 were (1) a decrease in accounts receivable of $2,137,000; (2) a decrease in inventories of $1,877,000; and (3) an increase in customer deposits of $2,588,000. These sources were offset by a decrease in accounts payable of $746,000.

      Cash used by investment activities was $2,128,000 in fiscal 1997 compared to $1,472,000 in 1996 and $958,000 in 1995. Cash used in 1997 includes property and equipment expenditures of $1,038,000 and capitalized software additions of $1,090,000.

      Cash used by financing activities was $2,126,000 in fiscal 1997 compared to cash provided by financing activities of $2,771,000 in fiscal 1996 and $8,358,000 in fiscal 1995. In fiscal 1997, financing activities used cash of $1,530,000 for a reduction of the line-of-credit and $539,000 for scheduled repayments of long-term obligations. In fiscal 1996, net proceeds from the issuance of convertible debentures and long-term debt provided cash of $5,074,000.

        Net accounts receivable decreased 35.1% to $4,613,000 at August 29, 1997, from $7,106,000 at August 30, 1996, compared to $4,572,000 at September 1,
1995. The decrease in fiscal 1997 was primarily due to a $1,438,000 decrease in revenues during the fourth quarter of fiscal 1997 compared to fiscal 1996 and a decrease in the days outstanding. The allowance for doubtful accounts was $362,000 at August 29, 1997, $58,000 at August 30, 1996, and $42,000 at
September 1, 1995. Write-offs in fiscal 1997, 1996 and 1995 were $53,000, $70,000 and $149,000, respectively. Increases to the allowance and charges to general and administrative expense were $357,000 in fiscal 1997, $60,000 in fiscal 1996 and $70,000 in fiscal 1995.

        During fiscal 1997, inventory reserves were increased by provisions charged to cost of sales of $825,000 and were reduced by write-offs of $481,000. The increase in the provision was to provide additional reserves for (1) slower moving analog Telecom products; (2) excess digital audio inventories; and (3) potentially slow-moving inventories of earlier generations of other digital products. During fiscal 1997, decreases in inventories provided cash of
$1,877,000 while in fiscal 1996 increases in inventories used cash of $6,237,000. During fiscal 1996 inventory reserves were increased by provisions charged to cost of sales of $775,000. During fiscal 1995 inventory reserves were reduced by write-offs of $196,000 and increased by provisions charged to cost of sales of $77,000.

      On  May  31,  1996,  the  Company  issued  $5,000,000  of  8%  Convertible debentures, due May 31,1999, in a private placement to various accredited investors for net proceeds to the Company of $4,700,000. The proceeds were used for working capital and reduction of the line-of-credit note payable. These debentures are convertible at the option of the holders at any time through May 31, 1999, into a number of shares of common stock at a price equal to the lesser of (i) $12.25 per share or (ii) a percentage, based on the holding period, ranging from 95% to 82.5% (82.5% at August 29, 1997 and August 30, 1996) of the average of the lowest sale price on each of the five trading days immediately preceding the conversion date. Interest at the rate of 8% per annum is payable quarterly in cash or, at the option of the Company, by adding the amount of such interest to the outstanding principal amount due under the debenture. During fiscal 1997 and 1996 debentures in the amount of $101,222 and $33,973 respectively, were issued for payment of accrued interest. During fiscal 1997, $3,850,000 principal amount of debentures were converted into 2,131,987 shares of common stock. No debentures were converted in fiscal 1996. The Company filed two Registration Statements to register up to 3,680,000 shares of common stock underlying such debentures for resale following conversion. These shares constitute management's estimate of the maximum number of shares of common stock to be issued upon conversion, giving effect to possible fluctuations in the market price of common stock. Subsequent to August 29, 1997, $964,192 of debentures were converted into 659,023 shares of common stock.

        WCI maintains a secured revolving line of credit and term loan facility with a combined maximum available credit limit of $8,500,000 expiring May 4, 1999 or upon demand. The term loan portion provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Interest on the term loan is payable monthly at the bank's prime rate (8.5% at August 29, 1997) plus 1 1/2%. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. Interest on the revolving line of credit portion is payable monthly at the bank's prime rate plus 1/2%. Additionally, the facility requires an annual facility fee of 1% of the maximum credit limit. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw material inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. The loans are secured by a first lien on substantially all of

WCI's assets except assets secured under the existing mortgage note and equipment note on which the bank has a second lien. The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year-end commencing with fiscal year 1997, retain certain key employees, limit expenditures of WGNR to $600,000 per fiscal year, and is precluded from paying dividends. At August 29, 1997 the Company was in violation of the minimum tangible net worth covenant by approximately $369,000 as to which the bank granted a waiver. The revolving line of credit had no outstanding balance as of August 29, 1997, compared to $1,530,000 at August 30, 1996, and $3,079,000 at
September 1, 1995. At August 29, 1997, $5,223,000 was available to borrow under the advance formulas, as defined. While no assurances may be given, the Company anticipates that it will be in compliance with the minimum tangible net worth convenant or in the event that it is not, the Company believes that it will be able to obtain a waiver prior to requiring any future borrowings on the line of credit. If however, the Company is unable to meet the minimum tangible net worth covenant or obtain a waiver, it may be required to obtain other debt or equity financing. WGNR guarantees the revolving line of credit and term loan.

       Subsequent to August 29, 1997, the Company received an additional customer deposit in the amount of $8,577,000 related to the August 29, 1997 order backlog. The Company does not have any material scheduled commitments for capital expenditures during fiscal 1998. The Company expects that its current cash and cash equivalents combined with expected cash flows from operating activities and the Company's available line of credit will be sufficient to support the Company's operations during fiscal 1998.

      The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

IMPACT OF INFLATION

        The Company does not believe that inflation has had a material impact on revenues or expenses during its last three fiscal years.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company will be required to retroactively adopt this statement when it reports its operating results for the quarter and year ended August 28, 1998. When the Company presents this information, it expects to report the following restated amounts:
                                            Year Ended
                                        1997           1996
            -------------------------------------------------

            Basic earnings             $(.19)          $.17
            (loss) per share
            -------------------------------------------------

            Diluted earnings           $(.19)          $.16
            (loss) per share
            -------------------------------------------------

      In June  1997,  the FASB  issued  SFAS No.  130  "Reporting  Comprehensive
Income" which addresses standards for reporting and display of comprehensive income and its components in a full set of financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will be required to adopt this statement when it reports its operating results for the quarter ending November 27, 1998. The adoption is not expected to have a material impact on the Company's consolidated financial statements.

      Additionally, in June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires companies to report certain information about operating segments, products and services, geographical areas in which they operate, and major customers. The statement is effective for fiscal years beginning after December 15, 1997. The Company will be required to retroactively adopt this statement when it reports its operating results for the quarter and year ended August 29, 1999. The adoption is not expected to have a material impact on the Company's consolidated financial statements.

OUTLOOK:  ISSUES AND UNCERTAINTIES

      The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. Product introductions are generally characterized by increased functionality and better quality, sometimes at reduced prices. The introduction of products embodying new technology may render existing products obsolete and unmarketable or marketable at substantially reduced prices. The Company's ability to successfully develop and introduce on a timely basis new and enhanced products that embody new technology, and achieve levels of functionality and price acceptable to the market will be a significant factor in the Company's ability to grow and to remain competitive. If the Company is unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the industry, the Company's business and operating results will be materially and adversely affected.

      The Company competes with companies which have substantially greater resources and a larger number of products than the Company, as well as with small specialized companies. Competition in the emerging distance learning industry is comprised of both established firms as well as relative newcomers. Through relationships with satellite service providers, the Company has positioned itself to provide end-to-end solutions to its customers. Competition in the market for the Company's MPEG-2 broadcast television electronics products, including digital video equipment, is driven by timeliness, performance, and price. Although design improvements continue, the Company is delivering its broadcast digital video products which are aggressively priced, with unique, desirable features. These products are physically smaller and priced below other equivalent products on the market today. In addition, the Company is beginning to market digital video products to cable networks, but, because the Company is still a relative newcomer to cable program distribution, competition in this segment will be primarily against larger, more established entities. Due to the large number of potential end users, both small and large competitors continue to emerge. Competition for radio network products, including the Company's digital audio products, is very aggressive and pricing is very competitive. The Company believes that its continued success in all of its markets will depend on aggressive marketing and product development.

      The demand for digital products is being driven by the high cost of satellite capacity. Satellite capacity is scarce due to pressures on both the supply and demand side of the market. On the supply side, satellites are extremely expensive to launch, build, and maintain. The useful life of a satellite is limited by the amount of positioning fuel that can be carried.

Also, the placement of satellites is regulated by the FCC and therefore the number of satellites within range of any given location is limited. On the demand side, the cost of receive hardware is being steadily reduced through advancing technology. The reduction in the cost of network hardware increases the economic feasibility of a greater number of networks. This is evidenced by the trend in both television and radio towards narrow-casting to well-defined market segments as opposed to broadcasting to the general population. Digital compression technology allows a four to ten-fold, or more, increase in the throughput of a satellite channel. For the network, this compression represents an opportunity to reduce the cost of satellite use. For the satellite operator it represents an opportunity to increase the revenue generated by an expensive asset. Due to existing satellite transponder contracts and the cost of replacing existing analog hardware, the digital conversion of major networks is taking longer than anticipated. These network conversions are expected to occur in the near future, but it is impossible to predict the precise timing of customer's internal decision processes. Management believes the market as a whole has considerable built up demand for digital technology. Although no assurances can be given, the Company expects to directly benefit from this increase in demand. There may be fluctuations in the Company's revenues and operating results from quarter to quarter due to several factors, including the timing of significant orders from customers and the timing of new product introductions by the Company.

      The Company has invested a significant amount of financial resources to acquire certain raw materials, incur direct labor and contract to have specific outplant procedures performed on inventory in process. As of August 29, 1997, approximately $8,000,000 of inventory was related to MPEG-1 and MPEG-2 digital components. The Company purchased this inventory based upon current backlog and anticipated future sales based upon existing knowledge of the marketplace. The Company's inventory reserve of $1,865,000 at August 29, 1997, is to provide for items that are potentially slow-moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should the Company's sales efforts not be successful.

      The Company's gross margin percentage is subject to variations based on the product mix sold in any period and on sales volumes. Start-up costs associated with new product introductions could adversely impact costs and future margins. The Company believes margins could increase in fiscal 1998 if the Company is successful in increasing revenues, improving manufacturing efficiencies, reducing start-up costs on new products, achieving reductions in material costs with planned redesign of certain products, implementing other cost reductions, and streamlining operations to reduce costs. However, there can be no assurance that increased margins will in fact be realized.

      Certain raw materials, video sub-components, and licensed video processing technologies used in existing and future products are currently available from single or limited sources. Although the Company believes that all single-source components currently are available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future. Any disruption or termination of supply of certain single-source components or technologies could have an adverse effect on the Company's business and results of operations.

      The Company has made significant investments in capitalized software costs principally related to the digital audio and video products. At August 29, 1997 capitalized software costs were $1,701,000. These costs are being amortized over anticipated future gross revenues for the product or the estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes, and other factors resulting in shortfalls of expected revenues or reduced economic lives.

During fiscal 1997, $242,000 of capitalized software costs were written-off to cost of sales due to a reduction of expected revenues on certain slow-moving products.

      The industry in which the Company operates is subject to rapid technology changes and frequent product introductions. The Company expects to remain committed to such research and development expenditures as are required to effectively compete and maintain pace with the rapid technological changes in the communications industry and to support innovative engineering and design in its future products.

      The Company had an accumulated deficit of $2,878,000 at August 29, 1997. The Company is very focused on controlling both direct and indirect manufacturing costs and other operating expenses. These costs will be adjusted as necessary if the revenues of the Company do not increase as planned. Management believes that digital compression technology may be profitably employed to create increased demand for its satellite receiving equipment if those products are manufactured in a high volume standardized production environment. While no assurances may be given, management believes that implementation of the current business plan for fiscal 1998 will result in increased revenues compared to fiscal 1997 and a return to profitability.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WEGENER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year ended
                                               -------------------------------------------------
                                                 August 29,     August 30,      September 1,
                                                    1997           1996             1995
------------------------------------------------------------------------------------------------
Revenue                                        $ 21,811,870    $ 23,195,052    $ 19,488,113
------------------------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                        16,885,840      15,721,320      12,841,412
    Selling, general and administrative           5,160,975       3,951,086       3,671,203
    Research and development                      1,999,106       2,286,378       1,984,661
------------------------------------------------------------------------------------------------

Operating costs and expenses                     24,045,921      21,958,784      18,497,276
------------------------------------------------------------------------------------------------

Operating income (loss)                          (2,234,051)      1,236,268         990,837
    Interest expense                               (545,914)       (696,513)       (629,772)
    Interest income                                  24,160          67,606          24,232
    Other (expense) income, net                         605             717            (427)
------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes              (2,755,200)        608,078         384,870

Income tax benefit                                  946,000         848,000            --
------------------------------------------------------------------------------------------------

Net earnings (loss)                            $ (1,809,200)   $  1,456,078    $    384,870
================================================================================================

Earnings (loss) per share                      $       (.19)   $        .16    $        .05
================================================================================================

Shares used in per share calculation              9,640,127       9,055,351       7,447,627
================================================================================================


See accompanying notes to consolidated financial statements.

                                                             WEGENER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                     August 29,      August 30,
                                                                        1997            1996
--------------------------------------------------------------------------------------------------
Assets

Current assets
    Cash and cash equivalents                                      $  2,242,433    $    171,687
    Accounts receivable                                               4,612,634       7,105,984
    Inventories                                                       9,992,672      12,694,823
    Deferred income taxes                                             1,241,000       1,123,000
    Other                                                                21,376          54,996
 -------------------------------------------------------------------------------------------------

         Total current assets                                        18,110,115      21,150,490

Property and equipment                                                4,979,856       4,727,659
Capitalized software costs                                            1,701,416       1,267,836
Deferred income taxes                                                   553,000            --
Other assets                                                            269,566         590,715
 -------------------------------------------------------------------------------------------------

                                                                   $ 25,613,953    $ 27,736,700
 -------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities
    Note payable                                                   $       --      $  1,530,332
    Accounts payable                                                  2,128,941       2,874,923
    Accrued expenses                                                  1,440,945       1,519,952
    Customer deposits                                                 3,458,401         645,235
    Current maturities of long-term obligations                         599,157         569,626
 -------------------------------------------------------------------------------------------------

          Total current liabilities                                   7,627,444       7,140,068

Long-term obligations, less current maturities                        1,782,460       2,331,443
Convertible debentures                                                1,285,195       5,033,973
Deferred income taxes                                                      --           275,000
 -------------------------------------------------------------------------------------------------

          Total liabilities                                          10,695,099      14,780,484
 =================================================================================================

Commitments

Shareholders' equity
    Common stock, $.01 par value; 20,000,000 shares
        authorized; 11,363,917 and 9,231,930 shares issued              113,639          92,319
    Additional paid-in capital                                       18,084,700      14,369,157
    Deficit                                                          (2,877,675)     (1,068,475)
    Less treasury stock, at cost (432,730 and 470,397 shares)          (401,810)       (436,785)
 -------------------------------------------------------------------------------------------------


         Total shareholders' equity                                  14,918,854      12,956,216
 -------------------------------------------------------------------------------------------------

                                                                   $ 25,613,953    $ 27,736,700
 =================================================================================================
                                      See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                              Common Stock            Additional                        Treasury Stock
                                              ------------              Paid-in                          --------------
                                         Shares          Amount         Capital       Deficit         Shares         Amount
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, at September 2, 1994            7,493,680        74,937       6,498,358     (2,909,423)     (589,351)      (631,242)

    Treasury stock reissued through
       stock options and 401(k) plan            -             -          (11,809)             -        73,997        152,712
    Issuance of restricted common
       stock in private placement        1,700,000        17,000       7,644,638              -             -              -
    Net earnings for the year                   -             -                -        384,870             -              -
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, at September 1, 1995            9,193,680        91,937      14,131,187     (2,524,553)     (515,354)      (478,530)

    Treasury stock reissued through
       stock options, commissions
          and 401(k) plan                       -             -          126,134              -        44,957         41,745
    Issuance of common stock for
       exercise of warrants and
          options                          38,250           382          111,836              -             -              -
    Net earnings for the year                   -             -                -      1,456,078             -              -
------------------------------------------------------------------------------------------------------------------------------

BALANCE, at August 30, 1996             9,231,930        92,319       14,369,157     (1,068,475)     (470,397)      (436,785)

    Treasury stock reissued through
       stock options and 401(k) plan            -             -           61,474              -        37,667         34,975
    Issuance of common stock for
       convertible debentures           2,131,987        21,320        3,654,069              -             -              -
    Net earnings (loss) for the year            -             -                -     (1,809,200)            -              -
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, at August 29, 1997             11,363,917      $113,639     $18,084,700    $(2,877,675)     (432,730)     $(401,810)
=============================================================================================================================



See accompanying notes to consolidated financial statements.

                                                             WEGENER CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Year ended     Year ended     Year ended
                                                         August 29,     August 30,     September 1,
                                                            1997           1996           1995
--------------------------------------------------------------------------------------------------
Cash provided (used) by operating activities
    Net earnings (loss)                                 $(1,809,200)   $ 1,456,078    $   384,870
    Adjustments to reconcile net earnings (loss) to
           cash provided (used) by operating activities
        Depreciation and amortization                     1,471,201      1,050,964        679,654
        Write-down of capitalized software                  241,841           --             --
        Issuance of treasury stock for
            compensation expenses                            90,263        142,333         98,198
        Issuance of convertible debt for interest
            expense                                         101,222         33,973           --
        Bad debt allowance                                  356,555         60,000         70,000
        Inventory reserves                                  825,000        775,000         77,000
        Deferred income taxes                              (946,000)      (848,000)          --
        Warranty provisions                                 146,000           --           70,000
        Changes in assets and liabilities
            Accounts receivable                           2,136,795     (2,594,395)    (1,730,110)
            Inventories                                   1,877,151     (6,237,302)    (3,001,417)
            Other assets                                     (8,115)         2,932        (89,880)
            Accounts payable                               (745,982)      (887,296)       693,961
            Customer deposits and accrued expenses        2,588,159      1,004,370        259,661
--------------------------------------------------------------------------------------------------
                                                          6,324,890     (6,041,343)    (2,488,063)
--------------------------------------------------------------------------------------------------

Cash provided (used) by investment activities
    Property and equipment expenditures                  (1,038,413)      (578,801)      (489,873)
    Capitalized software additions                       (1,089,931)      (893,532)      (468,415)
--------------------------------------------------------------------------------------------------
                                                         (2,128,344)    (1,472,333)      (958,288)
--------------------------------------------------------------------------------------------------

Cash provided (used) by financing activities
    Net change in borrowings under
         revolving line-of-credit                        (1,530,332)    (1,548,633)     1,097,199
    Repayment of long-term debt and capitalized
        lease obligations                                  (539,074)      (891,996)      (850,044)
    Proceeds from long-term debt                               --        5,617,037        453,594
    Proceeds from issuance of common stock                     --          112,219      7,661,638
    Debt issuance costs                                     (62,581)      (542,771)       (47,294)
    Proceeds from stock options exercised                     6,187         25,545         42,705
--------------------------------------------------------------------------------------------------
                                                         (2,125,800)     2,771,401      8,357,798
-------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents          2,070,746     (4,742,275)     4,911,447
Cash and cash equivalents, beginning of year                171,687      4,913,962          2,515
--------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                  $ 2,242,433    $   171,687    $ 4,913,962
==================================================================================================


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

FISCAL YEAR.  The Company  operates on a 52-53 week fiscal year.  The fiscal year ends on the Friday nearest to August 31. Fiscal 1997 and 1996 contained 52 weeks.  Fiscal 1995 contained 53 weeks.  The financial statement effect is not significant.

CASH EQUIVALENTS.  Cash equivalents consist of highly liquid investments with original maturities of three  months or less.  At August  29,  1997 cash  equivalents  of  $2,200,000  consisted  of a bank certificate of deposit. There were no cash equivalents at August 30, 1996.

INVENTORIES.  Inventories are stated at the lower of cost (standards,  which approximate actual cost on a first-in,  first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing  overhead.  The Company makes  provisions  for obsolete or slow moving  inventories as necessary to properly reflect inventory value.

PROPERTY, EQUIPMENT AND DEPRECIATION.  Property and equipment are stated at cost. Certain assets are financed under lease contracts which have been capitalized.  Aggregate lease payments, discounted at appropriate  rates,  have been  recorded as  long-term  debt,  the related  leased  assets have been capitalized,  and the amortization of such assets is included in depreciation expense.  Depreciation is computed over the estimated useful lives of the assets on the straight-line  method for financial reporting and accelerated methods for income tax purposes.  Substantial  betterments to property and equipment are capitalized and repairs and  maintenance are expensed as incurred.  Long-lived  assets are reviewed for impairment  whenever events or changes in circumstances  indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying  amount of the asset, a loss is recognized for the difference  between the fair value and carrying value of the asset.

REVENUE  RECOGNITION.  Product  sales and services  are recorded  when the product is shipped or the service is rendered to the customer.

RESEARCH  AND  DEVELOPMENT.   The  Company  expenses  research  and  development  costs,   including
expenditures  related to  development  of the  Company's  software  products that do not qualify for
capitalization.   Software  development  costs  are  capitalized   subsequent  to  establishing  the
technological  feasibility of a product.  Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated  future gross revenues for that product or (b) the  straight-line  method over the remaining  estimated  economic life of the product.  Expected future revenues and estimated economic  lives are subject to revisions due to market  conditions,  technology  changes,  and other factors resulting in shortfalls of expected revenues or reduced economic lives.  During fiscal 1997,
$242,000 of  capitalized  software  costs were  written-off  to cost of sales due to a reduction  of expected revenues on certain  slow-moving  products.  Software  development costs capitalized during fiscal 1997, 1996, and 1995 totaled $1,090,000,  $894,000 and $468,000,  respectively.  Amortization expense,  included in cost of goods sold was $415,000,  $252,000,  and $88,000 for the same periods.
Capitalized software costs, net of accumulated amortization,  were $1,701,000 at August 29, 1997 and
$1,268,000 at August 30, 1996. Accumulated  amortization amounted to $813,000 at August 29, 1997 and
$398,000 at August 30, 1996.

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



                                                                WEGENER CORPORATION AND SUBSIDIARIES

EARNINGS PER SHARE.  Earnings (loss) per share are computed based on the weighted  average number of common and dilutive common equivalent shares  outstanding during each year. Common equivalent shares are  calculated  using the treasury stock method and include  dilutive  stock options,  warrants and awards.  The convertible  debentures are not considered to be common stock  equivalents.  For fiscal
1997,  common stock  equivalents would not have an effect on the net loss per share since the effect would  be  anti-dilutive.  For  fiscal  1997  and  1996,  fully  diluted  earnings  per  share  were anti-dilutive.  In March 1997, the Financial  Accounting  Standards Board (FASB) issued Statement of
Financial  Accounting  Standards  (SFAS) No. 128 "Earnings per Share." SFAS No. 128  simplifies  the standards for computing earnings per share and requires  presentation of two new amounts,  basic and diluted earnings per share.  The Company will be required to retroactively  adopt this standard when it reports  its  operating  results for the quarter  and year ended  August  1998.  When the Company presents this information, it expects to report the following restated amounts:

                                                             Year Ended
                                                        1997           1996
            -----------------------------------------------------------------
            Basic earnings (loss) per share            $(.19)          $.17
            -----------------------------------------------------------------
            Diluted earnings (loss) per share          $(.19)          $.16
            -----------------------------------------------------------------

In June 1997,  the FASB  issued  SFAS No.  130  "Reporting  Comprehensive  Income"  which  addresses standards  for  reporting and display of  comprehensive  income and its  components in a full set of financial statements.  SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.
The Company will be required to adopt this statement  when it reports its operating  results for the quarter  ending  November  27, 1998.  The adoption is not expected to have a material  impact on the
Company's consolidated financial statements.

FINANCIAL  INSTRUMENTS.  The Company's  financial  instruments consist of cash and cash equivalents, trade  accounts  receivable,  accounts  payable,  accrued  expenses  and  long and  short-term  bank borrowings  and  convertible  debentures.  The fair value of these  instruments  approximates  their recorded value. The Company does not have financial  instruments  with  off-balance  sheet risk. The fair value estimates were based on market information available to management as of August 29, 1997.

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


2.  ACCOUNTS RECEIVABLE
Accounts receivable are summarized as follows:
                                                            August 29,           August 30,
                                                               1997                  1996
----------------------------------------------------------------------------------------------------
                  Accounts receivable - trade                $4,881,565          $7,066,462
                  Other receivables                              92,812              97,434
----------------------------------------------------------------------------------------------------
                                                              4,974,377           7,163,896

                  Less allowance for doubtful accounts        (361,743)            (57,912)
----------------------------------------------------------------------------------------------------

                                                             $4,612,634          $7,105,984
====================================================================================================


WEGENER CORPORATION AND SUBSIDIARIES

3.  INVENTORIES
Inventories are summarized as follows:
                                                                August 29,           August 30,
                                                                  1997                 1996
----------------------------------------------------------------------------------------------------
                  Raw materials                               $ 4,550,550         $   5,675,954
                  Work-in-process                               4,051,281             5,627,543
                  Finished goods                                3,256,294             2,913,252
----------------------------------------------------------------------------------------------------
                                                               11,858,125            14,216,749

                  Less inventory reserves                      (1,865,453)           (1,521,926)
----------------------------------------------------------------------------------------------------

                                                              $ 9,992,672         $  12,694,823
====================================================================================================

The  Company  has  invested a  significant  amount of  financial  resources  to acquire  certain raw materials,  incur  direct  labor and  contract to have  specific  outplant  procedures  performed on inventory in process.  As of August 29, 1997,  approximately  $8,000,000 of inventory was related to
MPEG-1 and MPEG-2  digital  components.  The Company  purchased  this  inventory  based upon current backlog and anticipated future sales based upon existing knowledge of the marketplace. The Company's inventory  reserve of $1,865,000  at August 29, 1997,  is to provide for items that are  potentially slow-moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional  obsolete and slow-moving  inventory that is unsaleable or saleable at reduced  prices.  No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should the Company's sales efforts not be successful.

4.  PROPERTY AND EQUIPMENT
Major classes of property and equipment consisted of the following:

                                                 Estimated
                                                Useful Lives     August 29,          August 30,
                                                  (Years)           1997                1996
----------------------------------------------------------------------------------------------------
                  Land                                -       $     707,210       $     707,210
                  Buildings and improvements       3-30           3,689,643           3,670,499
                  Machinery and equipment           3-5           7,369,121           6,538,216
                  Furniture and fixtures              5             621,965             609,603
                  Application software                5             734,590             734,590
----------------------------------------------------------------------------------------------------
                                                                 13,122,529          12,260,118
                  Less accumulated depreciation
                      and amortization                           (8,142,673)         (7,532,459)
----------------------------------------------------------------------------------------------------

                                                              $   4,979,856       $   4,727,659
====================================================================================================

Depreciation expense for fiscal 1997, 1996 and 1995 totaled approximately  $660,000,  $562,000,  and
$480,000, respectively.  Assets recorded under a capital lease included in property and equipment at
August 29, 1997 are machinery and equipment of approximately  $613,000 and accumulated  amortization of  approximately  $216,000,  compared to  machinery  and  equipment of  approximately  $593,000 and accumulated amortization of approximately $90,000 at August 30, 1996.

5.  ACCRUED EXPENSES
Accrued expenses consisted of the following:
                                                                August 29,           August 30,
                                                                  1997                  1996
----------------------------------------------------------------------------------------------------

                   Compensation                               $   530,521          $    588,512
                   Royalties                                      333,759               464,149
                   Other                                          576,665               467,291
----------------------------------------------------------------------------------------------------

                                                              $ 1,440,945          $  1,519,952
====================================================================================================


                                                                WEGENER CORPORATION AND SUBSIDIARIES
6.  FINANCING AGREEMENTS
REVOLVING LINE-OF-CREDIT AND TERM LOAN FACILITY

WCI maintains a secured  revolving  line of credit and term loan  facility  with a combined  maximum available  credit limit of  $8,500,000  expiring  May 4, 1999 or upon demand.  The term loan portion provides  for a  maximum  of  $1,000,000  for  advances  of up to  80%  of  the  cost  of  equipment acquisitions.  Interest on the term loan is payable monthly at the bank's prime rate (8.5% at August
29,  1997) plus 1 1/2%.  Principal  advances  are payable  monthly  over sixty months with a balloon payment due at maturity.  Interest on the revolving line of credit portion is payable monthly at the bank's prime rate plus 1/2%. Additionally,  the facility requires an annual fee of 1% of the maximum credit  limit.  The  revolving  line of credit is subject to  availability  advance  formulas of 80%
against eligible  accounts  receivable;  20% of eligible raw material  inventories;  20% of eligible work-in-process  kit inventories;  and 40% to 50% of eligible finished goods  inventories.  Advances against inventory are subject to a sublimit of $2,000,000.  The loans are secured by a first lien on substantially  all of WCI's  assets  except  assets  secured  under the existing  mortgage  note and equipment  note on which the bank has a second  lien.  The Company is required to maintain a minimum tangible net worth with annual  increases at each fiscal year-end  commencing with fiscal year 1997, retain  certain key  employees,  limit  expenditures  of WGNR to $600,000  per fiscal  year,  and is precluded  from paying  dividends.  At August 29, 1997 the Company was in  violation  of the minimum tangible net worth  covenant by  approximately  $369,000 as to which the bank granted a waiver.  The revolving line-of-credit and term loan had no outstanding balances as of August 29, 1997 compared to
$1,530,000  at August 30, 1996.  At August 29, 1997,  $5,223,000  was  available to borrow under the advance  formulas.  While no assurances  may be given,  the Company  anticipates  that it will be in compliance with the minimum tangible net worth convenant or in the event that it is not, the Company believes  that it will be able to obtain a waiver prior to requiring  any future  borrowings  on the line of credit. If however, the Company is unable to meet the minimum tangible net worth covenant or obtain a waiver, it may be required to obtain other debt or equity financing.  Additionally, Wegener
Corporation  guarantees  the  revolving  line of credit and term loan.  Information  relative to the revolving line-of credit is as follows:

                                                                              Year ended
                                                                     August 29,        August 30,
                                                                        1997              1996
----------------------------------------------------------------------------------------------------
 Maximum amount outstanding at any month-end                         $1,758,397        $3,684,934
 Average amount outstanding during the period                           201,117         2,388,500
 Weighted average interest rate during the period                          16.3%             12.6%
====================================================================================================



  LONG-TERM OBLIGATIONS
                                                                      August 29,        August 30,
     Long-term obligations consist of:                                  1997              1996
----------------------------------------------------------------------------------------------------

     Mortgage note, payable $38,024 monthly, including interest through February 2002,  collateralized by real estate and
      cross collateralized under the loan facility, interest is
      charged at the bank's prime rate plus 1%.                       $1,651,200        $1,887,466
     Capital lease obligations, bearing interest ranging from 11.1%
      to 12.0%, principal and interest payable monthly, currently
      $13,706, final payments due from June 1998 through February
      2000                                                               257,259           431,070
     Other long-term obligations, collateralized by equipment            473,158           582,533
----------------------------------------------------------------------------------------------------
                                                                       2,381,617         2,901,069

     Less current maturities                                            (599,157)         (569,626)
----------------------------------------------------------------------------------------------------

                                                                      $1,782,460        $2,331,443
====================================================================================================

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



WEGENER CORPORATION AND SUBSIDIARIES

A summary of future maturities of long-term debt and minimum capital lease obligations follows:

                                                                 Capital
                                                 Debt             Lease
                       Fiscal Year            Maturities       Obligations               Total
----------------------------------------------------------------------------------------------------
                         1998                $  463,329         $161,044           $   624,373
                         1999                   447,629          110,238               557,867
                         2000                   490,905           19,905               510,810
                         2001                   487,441                -               487,441
                         2002                   235,054                -               235,054
----------------------------------------------------------------------------------------------------
                                              2,124,358          291,187             2,415,545
                        Less interest                 -          (33,928)             (33,928)
----------------------------------------------------------------------------------------------------

                                             $2,124,358         $257,259            $2,381,617
====================================================================================================

The Company  leases  certain  office and  manufacturing  facilities,  vehicles and  equipment  under long-term  noncancelable  operating  leases which expire through  fiscal 2002.  Future minimum lease commitments are approximately as follows: 1998-$164,000;  1999-$102,000; 2000-$73,000; 2001-$73,000;
and 2002-$24,000.  Rent expense under all leases was approximately  $202,000,  $299,000 and $260,000 for fiscal years 1997, 1996, and 1995, respectively.


7.  CONVERTIBLE  DEBENTURES
On May 31, 1996, the Company issued $5,000,000 of 8% Convertible  debentures,  due May 31,1999, in a private placement to various accredited investors for net proceeds to the Company of $4,700,000. The proceeds were used for working  capital and  reduction of the  line-of-credit  note  payable.  These debentures  are  convertible  at the option of the holders at any time through May 31, 1999,  into a number of shares of common  stock at a price  equal to the  lesser of (i) $12.25 per share or (ii) a percentage,  based on the holding  period,  ranging  from 95% to 82.5% (82.5% at August 29, 1997 and
August  30,  1996)  of the  average  of the  lowest  sale  price on each of the  five  trading  days immediately preceding the conversion date. Interest at the rate of 8% per annum is payable quarterly beginning  July 1,  1996 in cash or, at the  option of the  Company,  by adding  the  amount of such interest to the outstanding  principal  amount due under the debenture.  During fiscal 1997 and 1996 debentures  in the amount of $101,222 and $33,973  respectively,  were issued for payment of accrued interest.  During  fiscal 1997,  $3,850,000  principal  amount of  debentures  were  converted  into
2,131,987 shares of common stock.  The Company has filed two Registration  Statements to register up to 3,680,000  shares of common stock  underlying  such debentures for resale  following  conversion.
These shares constitute  management's estimate of the maximum number of shares of common stock to be issued upon conversion,  giving effect to possible fluctuations in the market price of common stock.
Subsequent to August 29, 1997,  $964,192 of debentures  were converted into 659,023 shares of common stock.


8.  INCOME TAXES
Fiscal  1997  income tax benefit  was  comprised  of a deferred  income tax benefit of $946,000 as a result of an increase in deferred tax assets of  $946,000.  The Company has provided no deferred tax asset  valuation  allowance at August 29, 1997 based on  management's  assessment  that existing tax benefits  will "more  likely  than not" be realized in future tax  returns.  The Company  expects to achieve its current business plan for fiscal 1998 which reflects an increase in revenues compared to fiscal 1997 and a return to profitability.  The income tax benefit recognized during fiscal 1997 was principally the result of an increase in the Company's net operating loss carryforward.  Fiscal 1996 income tax benefit was comprised of a deferred income tax benefit of $848,000, which resulted from a reduction of the deferred tax asset  valuation  allowance  from  $848,000 to zero.  Net deferred tax assets  decreased  $241,000  during  fiscal 1996.  There was no current  federal or state income tax expense in fiscal 1996 due to utilization of net federal and state operating loss carryforwards.  In fiscal 1995  deferred  income tax expense of $109,000 was fully offset by reductions in the deferred tax asset valuation allowance.

Differences  between the effective  income tax rate and the statutory  federal income rate in fiscal
1997 are primarily due to certain expenses not being deductible for tax purposes. In fiscal 1996 and
1995 the differences were primarily the result of changes in the valuation allowance.



                                                                WEGENER CORPORATION AND SUBSIDIARIES

Deferred tax assets and liabilities that arise as a result of temporary differences are as follows:

                                                           August 29,             August 30,
                                                              1997                   1996
----------------------------------------------------------------------------------------------------
   Deferred tax assets:
       Accounts receivable and inventory reserves          $1,075,000             $  634,000
       Accrued expenses                                       166,000                114,000
       Net operating loss carryforwards                     1,078,000                448,000
       General business credit carryforwards                  137,000                137,000
       AMT credit carryovers                                  159,000                159,000
----------------------------------------------------------------------------------------------------
           Total gross deferred tax assets                  2,615,000              1,492,000
   Deferred tax asset valuation allowance                           -                      -
----------------------------------------------------------------------------------------------------
       Total deferred tax assets                            2,615,000              1,492,000
   Deferred tax liabilities:
       Depreciation                                          (95,000)               (74,000)
       Capitalized software costs                           (653,000)              (497,000)
       Other                                                 (73,000)               (73,000)
----------------------------------------------------------------------------------------------------
       Total deferred tax liabilities                       (821,000)              (644,000)
----------------------------------------------------------------------------------------------------
   Net deferred tax asset                                  $1,794,000            $   848,000
====================================================================================================
   Consolidated balance sheet classifications:
       Current deferred tax asset                          $1,241,000            $1,123,000
       Noncurrent deferred tax asset                          553,000                     -
       Noncurrent deferred tax liability                            -              (275,000)
----------------------------------------------------------------------------------------------------
   Net deferred tax asset                                  $1,794,000            $   848,000
====================================================================================================

At August 29,  1997,  the  Company  had  approximately  $3,013,000  of federal  net  operating  loss carryforwards which expire in 2008 through 2012; and $137,000 of alternative minimum tax credits and
$159,000  of other  federal  tax  credits  expiring  through  2004  available  to offset  future tax liabilities.

Additionally, no provision for deferred tax liability has been made on the undistributed earnings of a Foreign Sales  Corporation as the earnings will not be remitted in the foreseeable  future and are considered  permanently  invested.  The amount of the  unrecognized  deferred tax  liability for the undistributed earnings of approximately $405,000 was approximately $138,000.


9. COMMON STOCK AND STOCK OPTIONS.
1989  DIRECTORS'  STOCK  OPTION  PLAN.  On January 9, 1990,  the  stockholders  approved the Wegener
Corporation 1989 Directors' Incentive Plan permitting certain participating directors of the Company to be eligible to receive  incentive awards  consisting of common stock of the Company,  performance units or stock  appreciation  rights  payable in stock or cash,  or  non-qualified  stock options to purchase such stock, or any combination of the foregoing,  together with supplemental cash payments.
During the second quarter of fiscal 1995, the Company amended the 1989 Directors'  Stock Option Plan to increase  the  aggregate  number of shares of common  stock that may be awarded  from  100,000 to
300,000 shares; to remove the ineligibility  provision for certain directors;  and to grant annually to each non-employee director, options to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of such stock on the date of grant.  The exercise price per share for non-qualified  stock options or stock appreciation  rights shall not be less than 85% of fair market value on the date the award is made or not more than nine trading days  immediately  preceding  such date. The expiration period for a non-qualified stock option shall be ten years and one day from the date of the grant. The expiration  period for stock  appreciation  rights,  including any extension, shall not exceed ten years from the date of grant. During fiscal 1997, options for 193,000 shares of common stock with  exercise  prices  ranging from $1.50 to $7.00 were  cancelled  and reissued at an exercise price of $1.44 per share.

1988  INCENTIVE  PLAN.  On January 10,  1989,  the  stockholders  approved the 1988  Incentive  Plan providing to key  employees  other than  directors of the Company,  incentive  awards  consisting of common stock,  performance units or stock appreciation rights payable in stock or cash; or incentive or  non-qualified  stock options to purchase stock;  or any combination of the above,  together with supplemental  cash payments.  The aggregate number of shares issuable under the 1988 plan is 500,000 common shares.  The exercise  price per share in the case of incentive  stock options and any tandem
                                                 28

WEGENER CORPORATION AND SUBSIDIARIES

stock  appreciation  rights will be the fair market value or, in the case of an option  granted to a
10% or greater  stockholder,  l10% of the fair market value. The exercise price for any other option and stock appreciation  rights shall be at least 85% of the fair market value on the date the option is granted.  The exercise period for non-qualified stock options shall be ten years and one day from the date of the grant, and the expiration period for an incentive stock option or stock appreciation rights shall not exceed ten years from the date of the grant. During fiscal 1997 options for 180,250 shares of common stock with exercise prices ranging from $1.50 to $7.00 per share were cancelled and reissued at an exercise price of $1.44 per share. In addition,  new options were granted for 150,000 shares of common stock at an exercise price of $1.44 per share.

A summary of stock option transactions for the above plans follows:
                                                                            Weighted
                                              Number        Range of         Average
                                             of Shares  Exercise Prices   Exercise Price
            -----------------------------------------------------------------------------
            Outstanding at
                September 2, 1994             95,500     $.  43-1.63         $   .79
                   Granted                   403,785       1.50-7.00            3.69
                   Exercised                 (39,141)       .75-1.93             .90
                   Forfeited or cancelled     (1,500)            .75             .75
            -----------------------------------------------------------------------------
            Outstanding at
                September 1, 1995            458,644      $1.50-7.00          $3 .34
                   Granted                     4,000           12.13           12.13
                   Exercised                 (28,144)        .43-.75             .91
                   Forfeited or cancelled                   -               -
            -----------------------------------------------------------------------------
            Outstanding at
                August 30, 1996              434,500      $.75-12.13          $ 3.58
                   Granted or reissued       527,250       1.44-3.94            1.46
                   Exercised                  (5,500)       .75-1.50            1.13
                   Forfeited or cancelled   (377,250)      1.50-7.00            4.28
            -----------------------------------------------------------------------------
            Outstanding at
                August 29, 1997              579,000      $.75-12.13          $ 1.55
            =============================================================================
            Options exercisable at
                August 29, 1997              315,500      $.75-12.13          $ 1.65
                August 30, 1996              248,500       .75-12.12            3.30
            =============================================================================

            Weighted average fair value of options
                granted during the year ended
            -----------------------------------------------------------------------------
                August 29, 1997                                              $198,562
                August 30, 1996                                                29,607
            =============================================================================

The weighted average  remaining  contractual life of options  outstanding at August 29, 1997 was 4.5 years.

The Company has adopted the disclosure-only  provisions of SFAS No. 123, "Accounting for Stock-Based
Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting  for its stock option plans.  If the Company had elected to recognize  compensation  cost based on the fair value at the grant  dates for  options  issued  under the plans  described  above, consistent  with the method  prescribed by SFAS No. 123, net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

                                                   Year Ended
                                                        1997            1996
                      -----------------------------------------------------------
                      Net earnings (loss)
                          As Reported              $(1,809,200)       $1,456,078
                          Pro Forma                 (1,902,485)        1,426,471
                      -----------------------------------------------------------
                      Earnings (loss) per share
                          As Reported              $      (.19)          $   .16
                          Pro Forma                       (.20)              .16
                      ===========================================================
                                                 29

                                                                WEGENER CORPORATION AND SUBSIDIARIES

The fair value of stock  options used to compute pro forma net earnings  (loss) and earnings  (loss)
per  share  disclosures  is the  estimated  present  value at grant  date  using  the  Black-Scholes option-pricing  model with the following weighted average assumptions for 1997 and 1996: No dividend yield for both years;  expected volatility of 60% in 1997 and 40% in 1996; a risk free interest rate of 6.62% in 1997 and 5.58% in 1996; and an expected  option life of 4.5 years in 1997 and 10.0 years in 1996.

OTHER OPTIONS,  AWARDS AND WARRANTS.  At August 29, 1997,  options for 22,500 common  shares,  fully exercisable at a price of $2.44 per share, expiring five years from date of grant, were outstanding.
During fiscal 1996 options for 4,500 common shares were  exercised.  In  conjunction  with a private placement of common stock during  fiscal 1995 the Company  issued  warrants for 45,000  shares at an exercise  price of $3.00 per share  expiring two years from the date of issue.  During  fiscal 1997, warrants for 11,250 common  shares  expired.  During fiscal 1996,  warrants for 33,750 common shares were  exercised.  In addition,  stock awards issued under the 1988  Incentive  Plan of 12,500 shares remained outstanding at August 29, 1997.


10. EMPLOYEE BENEFIT PLANS.
WCI has a profit-sharing plan covering substantially all employees. Amounts to be contributed to the plan  each  year are  determined  at the  discretion  of the  Board of  Directors  subject  to legal limitations. No contributions were declared for fiscal years 1997, 1996 and 1995.

Eligible WCI employees are permitted to make contributions,  up to certain regulatory limits, to the plan on a tax deferred  basis under Section  401(k) of the Internal  Revenue Code. The plan provides for a minimum  company  matching  contribution  on a quarterly  basis at the rate of 25% of employee contributions  with an annual  discretionary  match  subject to WCI's  profitability.  All  matching contributions  are in the form of Company stock or cash at the discretion of the Company's  Board of
Directors.  Matching Company contributions in the form of common stock were approximately $90,000 in fiscal 1997, $37,000 in fiscal 1996 and $44,000 in fiscal 1995.


11. SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS
WCI  operates in a single  industry  segment of  manufacture  and sale of  satellite  communications electronics  equipment.  General corporate expenses included in selling,  general and administrative expense were approximately $578,000, $412,000, and $368,000 in 1997, 1996 and 1995 respectively. Net equipment sales to foreign customers were $2,964,000 for the year ended August 29, 1997,  $2,549,000 for the year ended August 30, 1996, and $3,926,000 for the year ended September 1, 1995. All foreign sales are  denominated  in U.S.  dollars.  Sales to foreign  customers  in 1997,  1996 and 1995 were primarily to customers located in Latin America,  Canada and Europe. Profit margins on foreign sales are approximately the same as on domestic sales.

The Company sells to a variety of domestic and international  customers on an open-unsecured account basis.  These  customers  principally  operate in the cable  television,  broadcast  business music, private network, and data communications industries. One customer accounted for 11.0% of revenues in fiscal 1997. A second  customer  accounted for 14.2% of revenues in fiscal 1996. In fiscal 1995, one customer accounted for 15% of the Company's revenues. At August 29, 1997, one customer accounted for
27.7% of the Company's accounts receivable. At August 30, 1996 two customers accounted for 34.6% and
10.8 respectively,  of the Company's accounts receivable. When deemed appropriate,  the Company uses letters-of-credit and credit insurance to mitigate the credit risk associated with foreign sales.

Additionally,  in June  1997,  the FASB  issued  SFAS No.  131  "Disclosures  about  Segments  of an
Enterprise and Related  Information." SFAS No. 131 requires companies to report certain  information about operating segments, products and services, geographical areas in which they operate, and major customers.  The  statement is effective  for fiscal years  beginning  after  December 15, 1997.  The
Company will be required to retroactively adopt this statement when it reports its operating results for the quarter and year ended  August 29,  1999.  The  adoption is not  expected to have a material impact on the Company's consolidated financial statements.












WEGENER CORPORATION AND SUBSIDIARIES

12. STATEMENT OF CASH FLOWS
Interest payments were approximately  $563,000,  $592,000,  and $647,000 for fiscal years 1997, 1996 and 1995,  respectively.  Non-cash  investing  and  financing  activities  in fiscal 1997 were:  (1)
Equipment  acquired under capital  leases of  approximately  $20,000;  (2) 32,167 shares of treasury stock reissued for 401(k) matching Company  contributions  valued at approximately  $90,000, and (3)
2,131,987  shares of common stock were issued upon  conversion  of  $3,850,000  principal  amount of convertible  debentures.  Non-cash  investing  and  financing  activities  in fiscal 1996 were:  (1)
Equipment  acquired under capital  leases of  approximately  $380,000;  (2) 6,517 shares of treasury stock reissued for 401(k) matching Company  contributions  valued at approximately  $65,000; and (3)
10,296 shares of treasury stock reissued for compensation valued at approximately $77,000.  Non-cash financing  activities  in  fiscal  1995  were:  (1)  Equipment  acquired  under  capital  leases  of approximately  $213,000;  (2) 12,910 shares of treasury stock reissued for 401(k)  matching  Company contributions valued at approximately  $37,000; and (3) 18,946 shares of treasury stock reissued for compensation valued at approximately $62,000.

13. FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of the year ended August 29, 1997, the Company recorded as charges to cost of sales:  (1) an increase in the inventory  obsolescence  reserve of $825,000;  (2) a write-down of capitalized  software in the amount of $242,000;  and (3) an increase in the  warranty  provision of
$70,000. In addition, charges to selling, general, and administrative expenses were recorded for (1)
an increase in the allowance of bad debts of $266,000; and (2) a restructuring reserve of $100,000.
















































                        MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS


The   management  of  Wegener   Corporation   is   BDO  Seidman,  LLP  the  Company's   independent
responsible  for the accuracy and consistency of   certified  public  accountants,  has audited the
all  the  information  contained  in the  annual   financial  statements  prepared  by  management.
report, including the accompanying  consolidated   Their  opinion on the  statements  is  presented
financial statements. These statements have been   below.
prepared  to  conform  with  generally  accepted
accounting   principles   appropriate   to   the
circumstances  of the  Company.  The  statements
include amounts based on estimates and judgments
as required.

Wegener    Corporation     maintains    internal   /s/ Robert A. Placek
accounting    controls   designed   to   provide
reasonable  assurance that the financial records   Robert A. Placek,
are accurate, that the assets of the Company are   President, Chief Executive Officer
safeguarded,  and that the financial  statements   and Chairman of the Board
present   fairly  the   consolidated   financial
position,  results of operations  and cash flows
of the Company.

The Audit  Committee  of the Board of  Directors
reviews the scope of the audits and the findings   /s/ C. Troy Woodbury, Jr.
of the independent certified public accountants.
The  auditors  meet  regularly  with  the  Audit   C. Troy Woodbury, Jr.
Committee   to  discuss   audit  and   financial   Treasurer and Chief Financial Officer
reporting  issues,  with and without  management
present.


                         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
    of Wegener Corporation
Duluth, Georgia


    We    have    audited    the    accompanying        In our  opinion,  the  financial  statements
consolidated    balance    sheets   of   Wegener    referred  to  above  present   fairly,   in  all
Corporation  and  subsidiaries  as of August 29,    material  respects,  the consolidated  financial
1997  and  August  30,  1996,  and  the  related    position of Wegener Corporation and subsidiaries
consolidated     statements    of    operations,    as of August 29,  1997 and  August 30,  1996 and
shareholders'  equity and cash flows for each of    the consolidated results of their operations and
three years in the period ended August 29, 1997.    their cash flows for each of the three  years in
These     financial     statements    are    the    the period ended  August 29, 1997 in  conformity
responsibility of the Company's management.  Our    with generally accepted accounting principles.
responsibility is to express an opinion on these
financial statements based on our audits.

    We conducted our audits in  accordance  with
generally  accepted  auditing  standards.  Those
standards  require  that we plan and perform the
audit  to  obtain  reasonable   assurance  about
whether  the  financial  statements  are free of
material   misstatement.   An   audit   includes
examining,  on a test basis, evidence supporting
the amounts  and  disclosures  in the  financial
statements. An audit also includes assessing the
accounting   principals   used  and  significant
estimates  made  by   management,   as  well  as
evaluating  the  overall   financial   statement    Atlanta, Georgia             BDO Seidman, LLP
presentation. We believe that our audits provide    November 14, 1997
a reasonable basis for our opinion.

                                                32

                                        PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information contained under the caption "ELECTION OF DIRECTORS" in the Proxy Statement pertaining to the January 27, 1998 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference in partial response to this item. See also Item 1. "Business - Executive Officers of the Registrant" on page 8 of this Report.

ITEM 11.    EXECUTIVE COMPENSATION

      Information contained under the captions "EXECUTIVE COMPENSATION" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," respectively, of the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information contained under the captions "ELECTION OF DIRECTORS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference in response to this item.

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

Consolidated Balance Sheets August 29, 1997 and August 30, 1996

Consolidated  Statements of Operations  Years ended August 29, 1997,  August 30,
   1996, and September 1, 1995

Consolidated  Statements  of  Shareholders'  Equity Years ended August 29, 1997,
   August 30, 1996, and September 1, 1995

Consolidated  Statements  of Cash Flows Years ended August 29, 1997,  August 30,
   1996, and September 1, 1995

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

      Separate financial statements of the Registrant have been omitted because the Registrant is primarily a holding company and all subsidiaries included in the consolidated financial statements are deemed to be totally held.

      (a) (2) The following consolidated financial statements schedule for Wegener Corporation and subsidiaries, and the related Report of Independent Certified Public Accountants are included herein, beginning on page 37:


       II Valuation and Qualifying Accounts Years ended August 29, 1997, August 30, 1996, and September 1, 1995

      (a) (3) The exhibits filed in response to Item 601 of Regulation S K are listed in the Exhibit Index on pages 38 and 39.

      (b) There were no reports on Form 8-K filed for the Quarter ended August 29, 1997.

      (c) See Part IV, Item 14(a)(3).

      (d) Not applicable.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

 Board of Directors and Shareholders
     of Wegener Corporation
 Duluth, Georgia

         The audit referred to in our report dated November 14, 1997, relating to the consolidated financial statements of Wegener Corporation and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

         In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.






 Atlanta, Georgia                                           BDO Seidman, LLP
 November 14, 1997

                                                   SCHEDULE II
                                       WEGENER CORPORATION AND SUBSIDIARIES
                                        VALUATION AND QUALIFYING ACCOUNTS

                                  Balance at    Charged to                               Balance at
                                   Beginning     Costs and                                 End of
                                   of Period     Expenses      Write-offs  Recoveries      Period
                                   ---------     --------      ----------  ----------      ------

 Allowance for doubtful
     accounts receivable:

Year ended August 29, 1997        $  57,912      $ 356,555    $  (53,279)  $     555    $   361,743

Year ended August 30, 1996        $  41,602      $  60,000    $  (70,190)  $  26,500    $    57,912

Year ended September 1, 1995      $ 112,040      $  70,000    $ (148,714)  $   8,276    $    41,602





Inventory Reserves:

Year ended August 29, 1997      $ 1,521,926      $ 825,000    $ (481,473)  $       -    $ 1,865,453

Year ended August 30, 1996      $   736,290      $ 775,000    $   10,636   $       -    $ 1,521,926

Year ended September 1, 1995    $   855,093      $  77,000    $ (195,803)  $       -    $   736,290


EXHIBIT INDEX
      The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

    Exhibit Number   Description of Document
    --------------   -----------------------

    *3.1             By-Laws (Reg. No. 2-81795, Exhibits 3(a) and 3(b)).

    *3.2 Certificate of Incorporation as amended through May 4, 1989 (1989 10-K, filed November 30, 1989,
                     Exhibit 3.2).

    *3.3 Amendment to Certificate of Incorporation (1997 10-Q, filed June 27, 1997, Exhibit 3.1).

    *4.0             See By-Laws and Certificate of Incorporation, Exhibits
                     3.1 and 3.2.  See Articles II and VIII of the By-Laws and
                     Article IV of the Certificate.

    *4.1 Loan and Security Agreement and Demand Note dated June 5, 1996 by and between Wegener Communications, Inc. and LaSalle National Bank respecting $8,500,000 combined revolving credit note and term note (1996 10-K, filed November 27, 1996, Exhibit 4.1).

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

   *10.1             1988 Incentive Plan (1989 10-K, filed November 30, 1989,
                     Exhibit 10.2).

   *10.2 License Agreement, Distributorship and Supply Agreement, and Purchase Pooling and Warehouse Agreement dated May 28, 1994 by and between Wegener Communications, Inc. and Cross Technologies, Inc. (1995 10-K, filed December 15, 1994, Exhibit 10.4).

   Exhibit Number    Description of Document
   --------------    -----------------------

   *10.3 Wegener Communications, Inc. Profit Sharing Plan and Trust dated January 1, 1982, amended and restated as of January 1, 1984. (1987 10-K, dated and filed November 25, 1987, Exhibit 10.14).

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

 WEGENER CORPORATION
 Date:  December 11, 1997                   By     /s/ Robert A. Placek
                                                -----------------------
                                                     Robert A. Placek
                                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 11th day of December, 1997.

Signature                           Title

    /s/ Robert A. Placek            President, Chief Executive Officer and
 ------------------------------     Chairman of the Board
    Robert A. Placek               (Principal Executive Officer)

    /s/ C. Troy Woodbury, Jr.       Treasurer and Chief Financial Officer,
 ------------------------------     Director (Principal Accounting Officer)
    C. Troy Woodbury, Jr.

    /s/ James T. Traicoff           Controller
 ------------------------------
   James T. Traicoff

    /s/ James H. Morgan, Jr.        Director
 ------------------------------
   James H. Morgan, Jr.

    /s/ Joe K. Parks                Director
 ------------------------------
   Joe K. Parks


DIRECTORS                            INDEPENDENT CERTIFIED                 QUARTERLY  COMMON  STOCK PRICES
Robert A. Placek                     PUBLIC ACCOUNTANTS                    The   Company's   common  stock  is
Chairman of the Board,               BDO Seidman, LLP                      traded  on  the  NASDAQ   Small-Cap
President and Chief                  285 Peachtree Center Avenue           Market.  The  quarterly  ranges  of
Executive Officer                    Suite 800                             high and low  closing  sale  prices
Wegener Corporation                  Atlanta, Georgia 30303-1230           for  fiscal  1997 and 1996  were as
                                                                           follows:
James H. Morgan, Jr., Esq.           TRANSFER AGENT
Partner                              Securities Transfer Corporation                         High       Low
Smith, Gambrell & Russell            16910 Dallas Parkway                  ----------------------------------
                                     Suite 100
C. Troy Woodbury, Jr.                Dallas, Texas 75248                   Fiscal Year Ending August 29, 1997
Treasurer and Chief
Financial Officer                    CORPORATE                             First Quarter    $6        $3 7/8
Wegener Corporation                  HEADQUARTERS
                                     11350 Technology Circle               Second Quarter    4 1/8     2 5/8
Joe K. Parks                         Duluth/Atlanta, Georgia 30097-1502
Retired, Served as                                                         Third Quarter     3 7/8     1 7/16
Laboratory Director                  ANNUAL  MEETING The annual  meeting
Systems Development Laboratory       of  stockholders  will  be  held on   Fourth Quarter    3 1/2     1 13/16
Georgia Tech Research Institute      January  27,  1998 at 7 p.m. at the   -----------------------------------
Georgia Institute of Technology      Corporate Headquarters.
                                                                           Fiscal Year Ending August 30, 1996
OFFICERS                             COMMON STOCK NASDAQ
Robert A. Placek                     NASDAQ Small-Cap Market Symbol:       First Quarter    $12       $9
Chairman of the Board,               WGNR
President and Chief                                                        Second Quarter    13 3/4    8 1/2
Executive Officer                    FORM 10-K REPORT
                                     Wegener Corporation's Annual Report   Third Quarter     10 5/8    7 3/4
C. Troy Woodbury, Jr.                on  Form   10-K,   filed  with  the
Treasurer and Chief                  Securities and Exchange Commission,   Fourth Quarter    12 1/4    5 5/8
Financial Officer                    is  available  free  of  charge  by   -----------------------------------
                                     written request to:
James T. Traicoff                         Elaine Miller, Secretary         The Company had approximately  423*
Controller                                Investor Relations               shareholders  of record at December
                                          Wegener Corporation              2, 1997. The Company has never paid
                                          11350 Technology Circle          cash  dividends on its common stock
                                          Duluth, Georgia 30097-1502       and  does  not  intend  to pay cash
                                                                           dividends   in   the    foreseeable
                                                                           future.
                                                                           *(This   number  does  not  reflect
                                                                           beneficial ownership of shares held
                                                                           in nominee names).


