Form 10-Q
period 1997-11-28
WEGENER CORP
filed 1998-01-12
CIK 715073

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended November 28, 1997

                                       OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For  the transition period from ______________________ to_______________________

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

                       YES [X]                 NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1997.

Common Stock, $.01 par value                              11,890,088 Shares
----------------------------                        ----------------------------
           Class                                    Outstanding December 31,1997

                      WEGENER CORPORATION AND SUBSIDIARIES
                Form 10-Q For the Quarter Ended November 28, 1997


                                      INDEX
                                                                         Page(s)
                                                                         -------

PART I.  Financial Information

  Item 1.  Consolidated Financial Statements

            Introduction ....................................................3

           Consolidated Statements of Operations
           (Unaudited) - Three Months Ended
           November 28, 1997 and November 29, 1996 ..........................4

           Consolidated Balance Sheets - November 28,
           1997 (Unaudited) and August 29, 1997 .............................5

           Consolidated Statements of Shareholders' Equity
           (Unaudited) -  Three Months Ended November 28,
           1997 and November 29, 1996 .......................................6

           Consolidated Statements of Cash Flows
           (Unaudited) - Three Months Ended November 28,
           1997 and November 29, 1996 .......................................7

           Notes to Consolidated Financial
           Statements (Unaudited) .........................................8-9

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................10-12

PART II. Other Information

  Item 1.   None
  Item 2.   None
  Item 3.   None
  Item 4.   None
  Item 5.   None
  Item 6.   Exhibits and Reports on Form 8-K ...............................13

           Signatures ......................................................14

PART I. FINANCIAL INFORMATION                       Item 1. Financial Statements
-----------------------------                       ----------------------------

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of November 28, 1997; the consolidated statements of shareholders' equity as of November 28, 1997 and November 29,
1996; the consolidated statements of operations for the three months ended November 28, 1997 and November 29, 1996; and the consolidated statements of cash flows for the three months ended November 28, 1997 and November 29, 1996 have been prepared without audit. The consolidated balance sheet as of August 29, 1997 has been examined by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the
Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended August 29, 1997, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three months ended
                                                 November 28,       November 29,
                                                     1997               1996
--------------------------------------------------------------------------------

Revenues                                         $ 6,706,020         $6,642,663
--------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                          4,531,739          4,419,722
    Selling, general, and administrative           1,050,310            985,652
    Research and development                         669,896            566,830
--------------------------------------------------------------------------------

Operating costs and expenses                       6,251,945          5,972,204
--------------------------------------------------------------------------------

Operating income                                     454,075            670,459
    Interest expense                                 (75,786)          (181,682)
    Interest income                                   77,634              1,429
--------------------------------------------------------------------------------

Earnings before income taxes                         455,923            490,206

Income tax expense                                   173,000            186,000
================================================================================

Net earnings                                     $   282,923            304,206
================================================================================

Net earnings per share:
    Primary                                      $       .02         $      .03
    Fully diluted                                $       .02         $      .03
================================================================================

Shares used in per share calculation
    Primary                                       11,572,475          9,135,008
    Fully diluted                                 12,026,157          9,985,094
================================================================================

                See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    November 28,      August 29,
                                                                        1997             1997
-------------------------------------------------------------------------------------------------
Assets                                                              (Unaudited)

Current assets
    Cash and cash equivalents                                       $10,610,165       $2,242,433
    Accounts receivable                                               4,854,687        4,612,634
    Inventories                                                       9,667,627        9,992,672
    Deferred income taxes                                             1,241,000        1,241,000
    Other                                                                16,865           21,376
-------------------------------------------------------------------------------------------------

        Total current assets                                         26,390,344       18,110,115

Property and equipment                                                4,900,594        4,979,856
Capitalized software costs                                            1,656,284        1,701,416
Deferred income taxes                                                   380,000          553,000
Other assets                                                            209,609          269,566
-------------------------------------------------------------------------------------------------

                                                                    $33,536,831      $25,613,953
=================================================================================================

Liabilities and Shareholders' Equity

Current liabilities
    Accounts payable                                               $  1,837,113       $2,128,941
    Accrued expenses                                                  1,454,548        1,440,945
    Customer deposits                                                11,522,427        3,458,401
    Current maturities of long-term obligations                         594,343          599,157
-------------------------------------------------------------------------------------------------

       Total current liabilities                                     15,408,431        7,627,444

Long-term obligations, less current maturities                        1,652,274        1,782,460
Convertible debentures                                                  321,004        1,285,195
-------------------------------------------------------------------------------------------------

       Total liabilities                                             17,381,709       10,695,099
-------------------------------------------------------------------------------------------------

Commitments

Shareholders' equity
     Common stock, $.01 par value, 20,000,000 shares
          authorized; 12,022,940 and 11,363,917 shares issued           120,229          113,639
     Additional paid-in capital                                      19,023,801       18,084,700
     Deficit                                                         (2,594,752)      (2,877,675)
     Less treasury stock, at cost (424,487 and 432,730
          shares)                                                     (394,156)         (401,810)
-------------------------------------------------------------------------------------------------

            Total shareholders' equity                               16,155,122       14,918,854
=================================================================================================

                                                                    $33,536,831      $25,613,953
=================================================================================================

      See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                 Common Stock           Additional                            Treasury Stock
                                                 ------------             Paid-in                             --------------
                                             Shares          Amount       Capital       Deficit           Shares         Amount
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, at August 30, 1996                9,231,930        $92,319     $14,369,157   $(1,068,475)       (470,397)     $(436,785)

    Treasury stock reissued through
       stock options and 401(k) plan              -              -           20,478            -            7,777          7,221
    Issuance of common stock for
       convertible debentures                247,377          2,474         991,904            -               -              -
    Net earnings for the
       three months                               -              -                -       304,206              -              -
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, at November 29, 1996              9,479,307        $94,793     $15,381,539   $  (764,269)       (462,620)     $(429,564)

=================================================================================================================================

BALANCE, at August 29, 1997               11,363,917       $113,639     $18,084,700   $(2,877,675)       (432,730)     $(401,810)

    Treasury stock reissued through
       stock options and 401(k) plan              -              -           13,466            -            8,243          7,654
    Issuance of common stock for
       convertible debentures                659,023          6,590         925,635            -               -              -
    Net earnings for the three months             -              -               -        282,923              -              -
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, at November 28, 1997             12,022,940       $120,229     $19,023,801   $(2,594,752)       (424,487)     $(394,156)
=================================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                  Three months ended
                                                            November 28,       November 29,
                                                                1997               1996
----------------------------------------------------------------------------------------

Cash provided (used) by operating activities
    Net earnings                                           $   282,923      $   304,206
    Adjustments to reconcile net earnings to
           cash provided by operating activities
        Depreciation and amortization                          422,265          321,597
        Issuance of treasury stock for
            compensation expenses                               21,120           23,199
        Issuance of convertible debt for interest
            expense                                                  -          101,222
        Inventory reserves                                      50,000                -
        Deferred income taxes                                  173,000          173,000
    Changes in assets and liabilities
            Accounts receivable                               (242,053)       1,491,170
            Inventories                                        275,045          378,169
            Other assets                                         4,511          (30,854)
            Accounts payable                                  (291,828)        (214,583)
            Customer deposits and accrued expenses           8,077,629         (690,541)
----------------------------------------------------------------------------------------

                                                             8,772,612        1,856,585
----------------------------------------------------------------------------------------

Cash provided (used) by investment activities
    Property and equipment expenditures                       (148,008)        (190,246)
    Capitalized software additions                            (121,872)        (110,867)
----------------------------------------------------------------------------------------

                                                              (269,880)        (301,113)
----------------------------------------------------------------------------------------

Cash provided (used) by financing activities
    Net change in borrowings under
         revolving line-of-credit                                    -       (1,530,332)
    Repayment of long-term debt and capitalized
        lease obligations                                     (135,000)        (145,726)
    Proceeds from stock options exercised                            -            4,500
----------------------------------------------------------------------------------------

                                                              (135,000)      (1,671,558)
----------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents             8,367,732         (116,086)
Cash and cash equivalents, beginning of period               2,242,433          171,687
========================================================================================

Cash and cash equivalents, end of period                   $10,610,165      $    55,601
========================================================================================


Supplemental disclosure of cash flow information:
  Cash paid during the three months for:
          Interest                                         $    80,134      $    78,248
          Income taxes                                     $         -      $         -
========================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Significant Accounting Policies

          The significant accounting policies followed by the Company are set forth in Note 1 to the Company's audited consolidated financial statements included in the annual report on Form 10-K for the year ended August 29, 1997.

          Earnings Per Share

          Primary earnings per share are calculated by dividing net earnings by the weighted average number of common shares and dilutive common stock equivalents using the treasury stock method. Fully diluted earnings per share assumed conversion of the outstanding convertible debentures.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" superseding Accounting Principles Board (APB) Opinion No. 15, "Earnings per Share". The Company plans to adopt SFAS No. 128 in the second quarter of fiscal 1998. Earnings per share computed under the provisions of SFAS No. 128 were the same as those computed under APB Opinion No. 15 for the first quarters of fiscal 1998 and 1997.

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

          Fiscal Year

          The Company uses a fifty-two, fifty-three week year. The fiscal year ends on the Friday closest to August 31. Fiscal years 1998 and 1997 contain fifty-two weeks.

Note 2    Accounts Receivable

          Accounts receivable are summarized as follows:

                                            November 28,      August 29,
                                               1997              1997
                                            ------------     ------------
                                            (Unaudited)

          Accounts receivable - trade        $5,136,845       $4,881,565
          Other receivables                      79,851           92,812
                                            ------------     ------------

                                              5,216,696        4,974,377
          Less allowance for
               doubtful accounts               (362,009)        (361,743)
                                            ------------     ------------

                                             $4,854,687       $4,612,634
                                            ============     ============

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Note 3    Inventories

          Inventories are summarized as follows:

                                          November 28,           August 29,
                                              1997                 1997
                                         -------------         -------------
                                          (Unaudited)

          Raw material                    $ 4,596,671           $ 4,550,550
          Work-in-process                   3,858,010             4,051,281
          Finished goods                    3,129,153             3,256,294
                                         -------------         -------------
                                           11,583,834            11,858,125
          Less inventory reserves          (1,916,207)           (1,865,453)
                                         =============         =============

                                          $ 9,667,627           $ 9,992,672
                                         =============         =============

Note 4    Income Taxes

          For the three months ended November 28, 1997, income tax expense of $173,000 was comprised of a federal and state deferred income tax expense of $155,000 and $18,000, respectively. There was no current federal or state income tax expense due to utilization of tax net operating loss carryforwards. Deferred tax assets decreased $173,000 in the first quarter. At November 28, 1997, the Company had approximately $2,557,000 of federal net operating loss carryforwards which expire in 2008 through 2012; and $137,000 of alternative minimum tax credits and $159,000 of other federal tax credits expiring through 2004 available to offset future tax liabilities.

                      WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended August 29, 1997 contained in the Company's 1997 Annual Report on Form 10-K.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, plans for future business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, product demand, governmental regulation and technological developments, competition and other uncertainties detailed in the Company's Form 10-K for the year ended August 29, 1997 and from time to time in the Company's Securities and Exchange Commission filings.

The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries.

RESULTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 28, 1997 COMPARED TO THREE MONTHS ENDED NOVEMBER 29, 1996

Net earnings were $283,000 or $0.02 per share for the three month period ended November 28, 1997, compared to $304,000 or $0.03 per share for the three month period ended November 29, 1996.

Revenues - The Company's revenues for the first quarter of fiscal 1998 were $6,706,000, compared to $6,643,000 for the same period in fiscal 1997.

Direct Broadcast Satellite (DBS) revenues decreased $377,000 in the first quarter of fiscal 1998 to $5,355,000 from $5,732,000 for the same period in fiscal 1997. The decrease is mainly due to the scheduled timing of shipments in the order backlog. Fiscal 1997 revenues included completion of deliveries of MPEG-2 products for use by the MSNBC network. International DBS revenues in the first quarter of the current fiscal year increased $446,000 to $1,123,000 from $677,000 in the same period of fiscal 1997. The increase was due to shipments of digital video products for use in India. Telecom and Custom Products Group revenues increased $386,000 to $1,129,000 in the first quarter of fiscal 1998 from $743,000 in the first quarter of fiscal 1997. The increase was mainly due to higher levels of shipments of cue and control equipment to provide local commercial insertion capabilities to cable television headend systems. The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI's backlog was approximately $19,268,000 at November 28, 1997, compared to $19,501,000 at

August 29, 1997 and $10,653,000 at November 29, 1996. Subsequent to November 28, 1997, additional orders booked amounted to approximately $4,972,000.

Gross Profit Margins - Gross profit decreased $49,000 or 2.2% in the three month period ended November 28, 1997, compared to the three month period ended November 29, 1996, as a result of a decrease in revenues for the period. Gross profit as a percent of revenues was 32.4% in the first quarter of fiscal 1998 compared to 33.5% in the first quarter of fiscal 1997. The decrease in the percentage was mainly due to the mix of products sold.

Selling, General and Administrative - Selling, general and administrative expenses increased $65,000 or 6.6% to $1,050,000 in the first quarter of fiscal 1998 from $986,000 in the first quarter of fiscal 1997. The increase is primarily due to higher levels of selling and marketing expenses, and ISO 9000 certification costs. As a percentage of revenues, selling, general and administrative expenses were 15.7% for the three month period ended November 28, 1997 compared to 14.8% for the same period ended November 29, 1996. As a percentage of revenues, selling, general and administrative expenses are expected to decrease in fiscal 1998 compared to fiscal 1997 due to an expected increase in fiscal 1998 revenues.

Research and Development - Research and development expenditures, including capitalized software development costs, were $777,000 or 11.6% of revenues in the first quarter of fiscal 1998 compared to $678,000 or 10.2% of revenues for the same period of fiscal 1997. Capitalized software development costs amounted to $107,000 in the first quarter of fiscal 1998 compared to $111,000 in the first quarter of fiscal 1997. Research and development expenses, excluding capitalized software development costs, were $670,000 or 10.0% of revenues in the first quarter of fiscal 1998, and $567,000 or 8.5% of revenues in the same period of fiscal 1997. The increase in expenses is primarily due to an increase in engineering personnel and higher depreciation and proto-type material expenses.

The Company remains committed to such research and development expenditures as are required to effectively compete and maintain pace with the rapid technological changes in the communications industry and to support innovative engineering and design in its future products. The dollar amount of research and development expenditures in fiscal 1998 is expected to increase compared to fiscal 1997 and to decrease as a percent of revenues due to an expected increase in fiscal 1998 revenues.

Interest Expense - Interest expense decreased $106,000 to $76,000 in the first quarter of fiscal 1998 from $182,000 in the same period in fiscal 1997. The decrease is primarily due to a decrease in the average outstanding balance of the convertible debentures.

Interest  Income -  Interest  income  was  $77,600  for the three  months  ended
November 28, 1997 compared to $1,400 for the same period ended November 26, 1996. The increase is due to the increase in cash equivalent balances at November 28, 1997, primarily as a result of an increase in customer deposits.

Income Tax Expense - For the three months ended November 28, 1997, income tax expense of $173,000 was comprised of a federal and state deferred income tax expense of $155,000 and $18,000, respectively. There was no current federal or state income tax expense due to utilization of tax net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES
THREE MONTHS ENDED NOVEMBER 28, 1997

During the first quarter of fiscal 1998, operating activities provided cash of $8,773,000. Increases in customer deposits and net earnings adjusted for non-cash expenses provided cash of $8,064,000 and $949,000, respectively. Changes in accounts receivable, inventories and accounts payable balances used cash of $254,000. Cash used by investing activities for property and equipment
expenditures  and  capitalized   software  additions  was  $270,000.   Financing
activities used cash of $135,000 for scheduled repayments of long-term obligations.

At November 28, 1997, no balances were outstanding under the revolving line-of-credit, which expires May 4, 1999, or upon demand. Borrowings under the revolving line of credit are subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw material inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. Approximately, $3,342,000 was available to borrow at November 29, 1997 under the advance formulas. In addition, at November 29, 1997, the Company was in compliance with the line-of-credit covenants.

During the first quarter of fiscal 1998, $964,000 of convertible debentures were converted into 659,023 shares of common stock. Subsequent to November 28, 1997, the remaining outstanding convertible debentures of $321,000 were converted into 291,635 shares of common stock.

The Company expects that its current cash and cash equivalents combined with expected cash flows from operating activities and the Company's available line-of-credit will be sufficient to support the Company's operations during fiscal 1998.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
           (a)    Exhibits:  27 Financial Data Schedule

           (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended November 28, 1997.

                                   SIGNATURES
                                  ------------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on it behalf by the undersigned thereunto duly authorized.

                                        WEGENER CORPORATION
                                        ------------------------

                                        (Registrant)


Date:  January 12, 1998                 By:  /s/ Robert A. Placek
                                          --------------------------
                                             Robert A. Placek
                                             President
                                             (Principal Executive Officer)



Date:  January 12, 1998                 By:  /s/ C. Troy Woodbury, Jr.
                                          ------------------------------
                                             C. Troy Woodbury, Jr.
                                             Treasurer and Chief
                                             Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)