Form 10-Q
period 1998-02-27
WEGENER CORP
filed 1998-04-08
CIK 715073

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 1998

                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to_______________________

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

                 YES   X                        NO
                     -----                         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998.


Common Stock, $.01 par value                              11,908,170 Shares
----------------------------                          --------------------------
           Class                                      Outstanding March 31, 1998

                      WEGENER CORPORATION AND SUBSIDIARIES
                Form 10-Q For the Quarter Ended February 27, 1998


                                      INDEX
                                                                         Page(s)
                                                                         -------

PART I.  Financial Information

  Item 1.  Consolidated Financial Statements

           Introduction .......................................................3

           Consolidated Statements of Operations
           (Unaudited) - Three and Six Months Ended
           February 27, 1998 and February 28, 1997 ............................4

           Consolidated Balance Sheets - February 27,
           1998 (Unaudited) and August 29, 1997 ...............................5

           Consolidated Statements of Shareholders' Equity
           (Unaudited) - Six Months Ended February 27,
           1998 and February 28, 1997 .........................................6

           Consolidated Statements of Cash Flows
           (Unaudited) - Six Months Ended February 27,
           1998 and February 28, 1997 .........................................7

           Notes to Consolidated Financial
           Statements (Unaudited) ..........................................8-11

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................12-15

PART II. Other Information

  Item 1.  None
  Item 2.  None
  Item 3.  None
  Item 4.  Submission of Matters to a Vote of Security Holders ...............16
  Item 5.  None
  Item 6.  Exhibits and Reports on Form 8-K ..................................16

           Signatures ........................................................17

PART I. FINANCIAL INFORMATION                       Item 1. Financial Statements
-----------------------------                       ----------------------------

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of February 27, 1998; the consolidated statements of shareholders' equity as of February 27, 1998 and February 28, 1997; the consolidated statements of operations for the three and six months ended February 27, 1998 and February 28, 1997; and the consolidated statements of cash flows for the six months ended February 27, 1998 and February 28, 1997 have been prepared without audit. The consolidated balance sheet as of August 29, 1997 has been examined by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the
Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended August 29, 1997, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three months ended                  Six months ended
                                                    FEBRUARY 27,      February 28,     FEBRUARY 27,      February 28,
                                                        1998              1997             1998              1997
---------------------------------------------------------------------------------------------------------------------
Revenues                                            $ 10,165,264      $ 4,679,310      $ 16,871,284      $ 11,321,973
---------------------------------------------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                              6,472,192        3,328,127        11,003,931         7,747,849
    Selling, general, and administrative               1,194,904        1,051,331         2,245,214         2,036,983
    Research and development                             698,390          436,037         1,368,286         1,002,867
---------------------------------------------------------------------------------------------------------------------

Operating costs and expenses                           8,365,486        4,815,495        14,617,431        10,787,699
---------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                1,799,778         (136,185)        2,253,853           534,274
    Interest expense                                     (62,893)        (143,543)         (138,679)         (325,225)
    Interest income                                      157,922               --           235,556             1,429
---------------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                    1,894,807         (279,728)        2,350,730           210,478

Income tax expense (benefit)                             720,000         (106,000)          893,000            80,000
---------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                                 $  1,174,807      $  (173,728)     $  1,457,730      $    130,478
=====================================================================================================================

Net earnings (loss) per share:
    Basic                                           $        .10      $      (.02)     $        .13      $        .01
    Diluted                                         $        .10      $      (.02)     $        .12      $        .01
=====================================================================================================================

Shares used in per share calculation
    Basic                                             11,826,964        9,114,008        11,586,234         9,014,755
    Diluted                                           12,003,591        9,114,008        11,967,977         9,325,241
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      FEBRUARY 27,       August 29,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS                                                                (UNAUDITED)
Current assets
    Cash and cash equivalents                                         $  9,707,244      $  2,242,433
    Accounts receivable                                                  3,973,983         4,612,634
    Inventories                                                          8,598,789         9,992,672
    Deferred income taxes                                                1,241,000         1,241,000
    Other                                                                    4,995            21,376
----------------------------------------------------------------------------------------------------

        Total current assets                                            23,526,011        18,110,115

Property and equipment                                                   4,728,140         4,979,856
Capitalized software costs                                               1,551,713         1,701,416
Deferred income taxes                                                           --           553,000
Other assets                                                               111,288           269,566
----------------------------------------------------------------------------------------------------

                                                                      $ 29,917,152      $ 25,613,953
====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                  $  1,222,383      $  2,128,941
    Accrued expenses                                                     1,637,505         1,440,945
    Customer deposits                                                    6,953,908         3,458,401
    Current maturities of long-term obligations                            564,692           599,157
----------------------------------------------------------------------------------------------------

       Total current liabilities                                        10,378,488         7,627,444

Long-term obligations, less current maturities                           1,532,853         1,782,460
Convertible debentures                                                          --         1,285,195
Deferred income taxes                                                      340,000                --
----------------------------------------------------------------------------------------------------

       Total liabilities                                                12,251,341        10,695,099
----------------------------------------------------------------------------------------------------

Commitments

Shareholders' equity
     Common stock, $.01 par value, 20,000,000 shares
          authorized; 12,314,575 and 11,363,917 shares issued              123,146           113,639
     Additional paid-in capital                                         19,343,690        18,084,700
     Deficit                                                            (1,419,945)       (2,877,675)
     Less treasury stock, at cost (410,405 and 432,730
          shares)                                                         (381,080)         (401,810)
----------------------------------------------------------------------------------------------------


            Total shareholders' equity                                  17,665,811        14,918,854
----------------------------------------------------------------------------------------------------

                                                                      $ 29,917,152      $ 25,613,953
====================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                Common Stock          Additional                            Treasury Stock
                                                ------------            Paid-in                             --------------
                                             Shares       Amount        Capital         Deficit          Shares        Amount
------------------------------------------------------------------------------------------------------------------------------

BALANCE, at August 30, 1996                9,231,930     $ 92,319     $14,369,157     $(1,068,475)     (470,397)     $(436,785)

    Treasury stock reissued through
       stock options and 401(k) plan              --           --          35,479              --        12,979         12,051

    Issuance of common stock for
       convertible debentures                549,328        5,494       1,703,773              --

    Net earnings for the
       six months                                 --           --              --         130,478            --             --

------------------------------------------------------------------------------------------------------------------------------

BALANCE, at February 28, 1997              9,781,258     $ 97,813     $16,108,409     $  (937,997)     (457,418)     $(424,734)
==============================================================================================================================

BALANCE, at August 29, 1997               11,363,917     $113,639     $18,084,700     $(2,877,675)     (432,730)     $(401,810)

    Treasury stock reissued through
       stock options and 401(k)  plan             --           --          20,670              --        22,325         20,730

    Issuance of common stock for
       convertible debentures                950,658        9,507       1,238,320              --            --             --
    Net earnings for the six months               --           --              --       1,457,730            --             --
------------------------------------------------------------------------------------------------------------------------------

 BALANCE, AT FEBRUARY 27, 1998            12,314,575     $123,146     $19,343,690     $(1,419,945)     (410,405)     $(381,080)
==============================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six months ended
                                                            FEBRUARY 27,     February 28,
                                                                1998             1997
----------------------------------------------------------------------------------------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES
    Net earnings                                            $ 1,457,730      $   130,478
    Adjustments to reconcile net earnings to
           cash provided (used) by operating activities
        Depreciation and amortization                           966,135          641,035
        Issuance of treasury stock for
            compensation expenses                                38,682           43,031
        Issuance of convertible debt for interest
            expense                                                  --           33,918
        Inventory reserves                                      350,000               --
        Deferred income taxes                                   893,000           72,000
    Changes in assets and liabilities
            Accounts receivable                                 638,651        1,633,154
            Inventories                                       1,043,883        1,125,880
            Other assets                                         16,381           20,478
            Accounts payable and accrued expenses              (709,998)      (1,622,749)
            Customer deposits                                 3,495,507          561,486
----------------------------------------------------------------------------------------

                                                              8,189,971        2,638,711
----------------------------------------------------------------------------------------

CASH PROVIDED (USED) BY INVESTMENT ACTIVITIES
    Property and equipment expenditures                        (246,460)        (400,782)
    Capitalized software additions                             (197,347)        (473,052)
----------------------------------------------------------------------------------------

                                                               (443,807)        (873,834)
----------------------------------------------------------------------------------------

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
    Net change in borrowings under
         revolving line-of-credit                                    --       (1,530,332)
    Repayment of long-term debt and capitalized
        lease obligations                                      (284,072)        (270,729)
    Proceeds from stock options exercised                         2,719            4,500
----------------------------------------------------------------------------------------

                                                               (281,353)      (1,796,561)
----------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents              7,464,811          (31,684)
Cash and cash equivalents, beginning of period                2,242,433          171,687
----------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                    $ 9,707,244      $   140,003
========================================================================================

Supplemental  disclosure  of cash flow  information:
  Cash paid during the six months for:
     Interest                                               $   140,806      $   241,685
     Income taxes                                           $        --      $        --
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

          Earnings Per Share

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Statement simplifies the standards for computing earnings per share and improves their comparability to international standards. The Company adopted this Standard during the fiscal quarter ended February 27, 1998 as required and has restated earnings per share for all prior periods presented to conform to this standard.

          Basic net earnings per share is computed by dividing net earnings available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and convertible debentures. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of stock options and the if-converted method to compute the dilutive effect of convertible debentures. A reconciliation of the numerator and denominator of the basic and diluted net earnings per share is presented below (Note 5).

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Note 2    Accounts Receivable

          Accounts receivable are summarized as follows:

                                        FEBRUARY 27,       August 29,
                                            1998              1997
                                        ------------      ------------
                                        (UNAUDITED)

          Accounts receivable - trade   $  4,255,665      $  4,881,565
          Other receivables                   79,571            92,812
                                        ------------      ------------

                                           4,335,236         4,974,377
          Less allowance for
               doubtful accounts            (361,253)         (361,743)
                                        ------------      ------------

                                        $  3,973,983      $  4,612,634
                                        ============      ============

Note 3    Inventories

          Inventories are summarized as follows:

                                        FEBRUARY 27,       August 29,
                                            1998              1997
                                        ------------      ------------
                                        (UNAUDITED)

          Raw material                  $  4,103,027      $  4,550,550
          Work-in-process                  4,061,455         4,051,281
          Finished goods                   2,650,590         3,256,294
                                        ------------      ------------
                                          10,815,072        11,858,125
          Less inventory reserves         (2,216,283)       (1,865,453)
                                        ------------      ------------

                                        $  8,598,789      $  9,992,672
                                        ============      ============

Note 4    Income Taxes

          For the six months ended February 27, 1998, income tax expense of $893,000 was comprised of a federal and state deferred income tax expense of $799,000 and $94,000, respectively. There was no current federal or state income tax expense due to utilization of tax net operating loss carryforwards. Deferred tax assets decreased $893,000 in the first six months of fiscal 1998. At February 27, 1998, the Company had approximately $662,000 of federal net operating loss carryforwards which expire in 2008 through 2012; and $137,000 of alternative minimum tax credits and $159,000 of other federal tax credits expiring through 2004 available to offset future tax liabilities.

Note 5    Earnings Per Share

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per share computations.

                                                                           Three months ended
                                      -----------------------------------------------------------------------------------------

                                                     FEBRUARY 27, 1998                              February 28, 1997
                                      ------------------------------------------      -----------------------------------------
                                        EARNINGS                           PER         Earnings                           Per
                                         (LOSS)            SHARES         SHARE         (loss)           Shares          share
                                      (NUMERATOR)      (DENOMINATOR)      AMOUNT      (Numerator)     (Denominator)      amount
                                      -----------      -------------      ------      -----------     -------------      ------
Net earnings (loss)                    $1,174,807                                      $(173,728)
                                       ==========                                      =========

Basic earnings (loss) per share:
    Net earnings (loss) available
        to common shareholders         $1,174,807        11,826,964        $0.10       $(173,728)       9,114,008        $(0.02)
                                                                           =====                                         ======

Effect of dilutive potential
    common shares:
        Stock options                          --           128,989                           --               --
        Convertible debentures                988            47,639                           --               --
                                       ----------        ----------                    ---------        ---------


Diluted earnings (loss) per share:
    Net earnings (loss) available
        to common shareholders
        plus assumed conversions       $1,175,795        12,003,591        $0.10       $(173,728)       9,114,008        $(0.02)
                                       ==========        ==========        =====       =========        =========        ======


                                                                           Six months ended
                                      -----------------------------------------------------------------------------------------

                                                  FEBRUARY 27, 1998                               February 28, 1997
                                      ------------------------------------------      -----------------------------------------
                                                                           PER                                            Per
                                        EARNINGS           SHARES         SHARE        Earnings          Shares          share
                                      (NUMERATOR)      (DENOMINATOR)      AMOUNT      (Numerator)     (Denominator)      amount
                                      -----------      -------------      ------      -----------     -------------      ------
Net earnings                           $1,457,730                                      $ 130,478
                                       ==========                                      =========

Basic earnings per share:
    Net earnings available
        to common shareholders         $1,457,730        11,586,234        $0.13       $ 130,478        9,014,755        $ 0.01
                                                                           =====                                         ======

Effect of dilutive potential
    common shares:
        Stock options                          --           155,748                           --          310,486
        Convertible debentures              9,156           225,994                           --               --
                                       ----------        ----------                    ---------        ---------

Diluted earnings per share:
    Net earnings available
        to common shareholders
        plus assumed conversions       $1,466,886        11,967,977        $0.12       $ 130,478        9,325,241        $ 0.01
                                       ==========        ==========        =====       =========        =========        ======

Stock  options  and  shares   calculated  under  the  if-converted   method  for
convertible debentures which were excluded from the diluted net earnings (loss) per share calculation due to their anti-dilutive effect are as follows:

                                                       Three months ended                        Six months ended
                                                FEBRUARY 27,           February 28,         FEBRUARY 27,         February 28,
                                                    1998                   1997                 1998                 1997
                                               --------------         -------------        --------------        -----------
Common stock options:
    Number of shares                                   48,500               467,637                48,500              4,000
    Range of exercise prices                   $2.44 TO 12.13         $.75 to 12.13        $2.44 TO 12.13        $     12.13

Convertible debentures:
    Common shares calculated under
        the if-converted method                            --             1,154,521                   --             864,950
                                               ==============         =============        ==============        ===========

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

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, future business or product development plans, research and development activities, capital spending, financing sources or capital structure, the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, governmental regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, material availability, new and existing well-capitalized competitors, and other uncertainties detailed in the Company's Form 10-K for the year ended August 29, 1997 and from time to time in the Company's Securities and Exchange Commission filings.

The Company, through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary, designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries.


RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED FEBRUARY 27, 1998 COMPARED TO THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997

The operating results for the three and six month periods ended February 27, 1998 were net earnings of $1,175,000 or $0.10 per share and net earnings of $1,458,000 or $0.12 per share, respectively, compared to a net loss of $(174,000) or $(0.02) per share and net earnings of $130,000 or $0.01 per share, respectively, for the three and six month periods ended February 28, 1997.

REVENUES - The Company's revenues for the three months ended February 27, 1998 were $10,165,000, up 117.2% from revenues of $4,679,000 for the three months ended February 28, 1997. Revenues were $16,871,000 for the six months ended February 27, 1998, up 49.0% from revenues of $11,322,000 for the six months ended February 28, 1997.

Direct Broadcast Satellite (DBS) revenues increased $4,410,000 or 113.5% in the second quarter of fiscal 1998 to $8,298,000 from $3,887,000 in the same period of fiscal 1997. The increase was due to increased shipments of digital video products, principally to one customer for conversion of their cable television broadcast network from analog to digital compression technology. Telecom and Customer Products Group revenues increased $1,014,000 or 155.5% in the second quarter of fiscal 1998 to $1,666,000 from $652,000 in the same period of fiscal 1997. The increase was mainly due to higher levels of shipments of cue and control equipment to provide local commercial insertion capabilities to cable television headend systems. For the three months ended February 27, 1998, one customer accounted for approximately 49.1% of revenues.

For the six months ended February 27, 1998, DBS revenues increased $4,033,000 or 41.9% to $13,652,000 from $9,619,000 for the six months ended February 28, 1997. The increase was due to increased shipments of digital video products principally to one cable television broadcast network customer. For the six months ended February 27, 1998, Telecom and Custom Product Group revenues increased $1,400,000 or 100.3% to $2,795,000 from $1,395,000 for the six months ended February 28, 1997. The increase was mainly due to higher levels of shipments of cue and control equipment. The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. For the six months ended February 27, 1998, one customer accounted for approximately 30.5% of revenues. WCI's backlog was approximately $16,100,000 at February 27, 1998, compared to $19,501,000 at August 29, 1997 and $9,400,00 at
February 28, 1997. At February 27, 1998, one customer accounted for approximately 58.9% of the backlog.

GROSS PROFIT MARGINS - The Company's gross profit margin percentages were 36.3% and 34.8% for the three and six month periods ended February 27, 1998 compared to 28.9% and 31.6% for the three and six month periods ended February 28, 1997. Gross profit margin dollars increased $2,342,000 and $2,293,000 for the three and six month periods ended February 27, 1998 from the same periods ended February 28, 1997. The increases in margin percentages and dollars were due to the increase in revenues and a mix of higher margin products in the three and six month periods ended February 27, 1998 compared to the same periods of fiscal 1997. Profit margins were adversely impacted in the three and six month periods ended February 27, 1998 by inventory reserve charges of $300,000 and $350,000, respectively, for potentially slow-moving inventories of early generations of digital video products and a charge of $100,000 for write-offs of capitalized software associated with these products.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative (SG&A) expenses increased $144,000 or 13.7% to $1,195,000 for the three months ended February 27, 1998 from $1,051,000 for the three months ended February 28, 1997. For the six months ended February 27, 1998 SG&A expenses increased $208,000 or 10.2% to $2,245,000 from $2,037,000 for the same period ended February 28, 1997. The increases for the three and six month periods were mainly due to higher levels of selling and marketing expenses, incentive compensation, and professional fees. As a percentage of revenues, SG&A expenses were 11.8% and 13.3% for the three and six month periods ended February 27, 1998 compared to 22.5% and 18.0% for the same periods of fiscal 1997. The decreases in percentages for the three and six months ended February 27, 1998 compared to the three and six months ended February 28, 1997 were primarily due to higher revenues.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $789,000 and $1,566,000 for the three and six month periods ended February 27, 1998, compared to $795,000 and $1,473,000 for the same periods of fiscal 1997. Capitalized software development costs amounted to $90,000 and $197,000 for the second quarter and first six months of fiscal 1998 compared to $359,000 and $469,000 for the same periods of fiscal 1997. The increase in expenditures for the six months ended February 27, 1998 was primarily due to an increase in engineering personnel and higher depreciation and proto-type material expenses. The decreases in capitalized software development costs for the three and six month periods ended February 27, 1998 were principally due to a decrease in expenditures associated with digital video products and Compel network control software. Research and development expenses, excluding capitalized software expenditures, were $698,000 or 6.9% of revenues and $1,368,000 or 8.1% of revenues for the three and six months ended February 27, 1998 compared to $436,000 or 9.3% of revenues and $1,003,000 or 8.9% of revenues for the same periods of fiscal 1997.

The Company remains committed to such research and development expenditures as are required to effectively compete and maintain pace with the rapid technological changes in the communications industry and to support innovative engineering and design in its future products. The dollar amount of research and development expenditures in fiscal 1998 is expected to increase compared to fiscal 1997 and to decrease as a percentage of revenues due to an expected increase in fiscal 1998 revenues.

INTEREST EXPENSE - Interest expense decreased $81,000 to $63,000 for the three months ended February 27, 1998 from $144,000 for the three months ended February 28, 1997. For the six months ended February 27, 1998, interest expense decreased $186,000 to $139,000 from $325,000 for the same period ended February 28, 1997. The decreases for the three and six month periods were primarily due to a decrease in the average outstanding balance of the convertible debentures.

INTEREST INCOME - Interest income was $158,000 and $236,000 for the three and six months, respectively, ended February 27, 1998, compared to none and $1,400 for the same periods ended February 28, 1997. The increases are due to the increase in cash equivalent balances at February 27, 1998, primarily as a result of an increase in customer deposits.

INCOME TAX EXPENSES - For the six months ended February 27, 1998, income tax expense of $893,000 was comprised of a federal and state deferred income tax expense of $799,000 and $94,000, respectively. There was no current federal or state income tax expense due to utilization of tax net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES
SIX MONTHS ENDED FEBRUARY 27, 1998

During the first six months of fiscal 1998, operating activities provided cash of $8,190,000. Increases in customer deposits and net earnings adjusted for non-cash expenses provided cash of $3,495,000 and $3,706,000, respectively. Decreases in inventory and accounts receivable provided cash of $1,044,000 and $639,000 respectively, while decreases in accounts payable and accrued expenses used cash of $710,000. Cash used by investing activities for property and equipment expenditures and capitalized software additions was $444,000. Financing activities used cash of $284,000 for scheduled repayments of long-term obligations and provided cash of $3,000 from exercise of stock options.

At February 27, 1998, no balances were outstanding under the revolving line-of-credit, which expires May 4, 1999, or upon demand. Borrowings under the revolving line of credit are subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw material inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. Approximately, $4,523,000 was available to borrow at February 27, 1998 under the advance formulas. In addition, at February 27, 1998, the Company was in compliance with the line-of-credit covenants.

During the first six months of fiscal 1998, $1,285,000 of convertible debentures were converted into 950,658 shares of common stock. No convertible debentures remained outstanding at February 27, 1998.

The Company expects that its current cash and cash equivalents combined with expected cash flows from operating activities and the Company's available line-of-credit will be sufficient to support the Company's operations during fiscal 1998.

YEAR 2000

The Company has performed a review of its computer systems and products to identify modifications required to become year 2000 compliant. The Company does not believe there is a material cost associated with these modifications, and currently expects such modifications to be completed by December 31, 1998. The Company is in the process of reviewing the implications of Year 2000 compliance issues associated with its suppliers, customers, distributors, banking institutions, service providers and others. Any Year 2000 compliance problems by these parties could result in a material adverse effect on the Company's business, financial condition and results of operations.

PART II.  OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On January 27, 1998, the Annual Meeting of Shareholders was held and the following matters were voted upon:

               (1) The shareholders approved the election of the following nominee to the Board of Directors:

                              James H. Morgan, Jr.

                           9,647,759 votes FOR
                             554,809 votes WITHHELD


                    The terms of office of C. Troy Woodbury, Jr., Robert A. Placek and Joe K. Parks continued subsequent to the Annual Meeting.

               (2) The Wegener Corporation 1998 Incentive Plan was approved and adopted with 5,842,424 votes FOR, 712,184 votes AGAINST, and 26,491 votes ABSTAINING.

               (3) The appointment of BDO Seidman, LLP as auditors for the Company for the fiscal year 1998 was approved with 10,124,597 votes FOR, 36,088 votes AGAINST, and 41,883 votes ABSTAINING.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits: 27-Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended February 27, 1998.

                                   SIGNATURES
                                  ------------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WEGENER CORPORATION
                                           -------------------

                                               (Registrant)


Date:  April 8, 1998                       By: /s/ Robert A. Placek
                                               -------------------------------
                                                   Robert A. Placek
                                                   President
                                                   (Principal Executive Officer)



Date:  April 8, 1998                       By: /s/ C. Troy Woodbury, Jr.
                                               -------------------------------
                                                   C. Troy Woodbury, Jr.
                                                   Treasurer and Chief
                                                   Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)