Form 10-Q
period 1998-05-29
WEGENER CORP
filed 1998-07-10
CIK 715073

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 1998

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

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

                   YES  [ X ]                NO  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998.

Common Stock, $.01 par value                               11,938,158 Shares
----------------------------                           -------------------------
        Class                                          Outstanding June 30, 1998

                      WEGENER CORPORATION AND SUBSIDIARIES
                  Form 10-Q For the Quarter Ended May 29, 1998

                                      INDEX
                                                                         Page(s)

PART I.  Financial Information

Item 1.  Consolidated Financial Statements

         Introduction ......................................................3

         Consolidated Statements of Operations
         (Unaudited) - Three and Nine Months Ended
         May 29, 1998 and May 30, 1997,.....................................4

         Consolidated Balance Sheets - May 29,
         1998 (Unaudited) and August 29, 1997 ..............................5

         Consolidated Statements of Shareholders' Equity
         (Unaudited) - Nine Months Ended May 29,
         1998 and May 30, 1997,.............................................6

         Consolidated Statements of Cash Flows
         (Unaudited) - Nine Months Ended May 29,
         1998 and May 30, 1997,.............................................7

         Notes to Consolidated Financial
         Statements (Unaudited) .........................................8-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...........................12-15

PART II. Other Information

Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  Exhibits and Reports on Form 8-K .................................13

         Signatures .......................................................14

PART I. FINANCIAL INFORMATION                       Item 1. Financial Statements
-----------------------------                       ----------------------------

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of May 29, 1998; the consolidated statements of shareholders' equity as of May 29, 1998 and May 30, 1997; the consolidated statements of operations for the three and nine months ended May 29, 1998 and May 30, 1997; and the consolidated statements of cash flows for the nine months ended May 29, 1998 and May 30, 1997; have been prepared without audit. The consolidated balance sheet as of August 29, 1997 has been examined by independent  certified  public  accountants.  Certain  information  and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended August 29, 1997, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three months ended             Nine months ended
                                                 MAY 29,         May 30,        MAY 29,         May 30,
                                                  1998            1997           1998            1997
---------------------------------------------------------------------------------------------------------
Revenues                                      $  9,856,824    $  3,869,886   $ 26,728,108    $ 15,191,859
---------------------------------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                        6,372,206       3,417,356     17,376,137      11,165,205
    Selling, general, and administrative         1,398,765       1,374,836      3,643,979       3,411,819
    Research and development                       628,856         514,232      1,997,142       1,517,099
---------------------------------------------------------------------------------------------------------

Operating costs and expenses                     8,399,827       5,306,424     23,017,258      16,094,123
---------------------------------------------------------------------------------------------------------

Operating income (loss)                          1,456,997      (1,436,538)     3,710,850        (902,264)
    Interest expense                               (56,873)       (129,316)      (195,552)       (454,554)
    Interest income                                144,793             523        380,349           1,965
---------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes              1,544,917      (1,565,331)     3,895,647      (1,354,853)

Income tax expense (benefit)                       589,000        (568,000)     1,482,000        (488,000)
---------------------------------------------------------------------------------------------------------

Net earnings (loss)                           $    955,917    $   (997,331)  $  2,413,647    $   (866,853)
=========================================================================================================

Net earnings (loss) per share
    Basic                                     $        .08    $       (.10)  $        .21    $       (.09)
    Diluted                                   $        .08    $       (.10)  $        .20    $       (.09)
=========================================================================================================

Shares used in per share
  calculation
    Basic                                       11,920,135       9,603,653     11,697,534       9,211,055
    Diluted                                     12,278,345       9,603,653     12,074,941       9,211,055
=========================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    MAY 29,       August 29,
                                                                     1998            1997
---------------------------------------------------------------------------------------------
ASSETS                                                            (UNAUDITED)

Current assets
    Cash and cash equivalents                                    $  8,126,016    $  2,242,433
    Accounts receivable                                             4,718,413       4,612,634
    Inventories                                                     7,843,101       9,992,672
    Deferred income taxes                                           1,507,000       1,241,000
    Other                                                               7,952          21,376
---------------------------------------------------------------------------------------------

        Total current assets                                       22,202,482      18,110,115

Property and equipment                                              4,582,117       4,979,856
Capitalized software costs                                          1,389,189       1,701,416
Deferred income taxes                                                      --         553,000
Other assets                                                           73,276         269,566
---------------------------------------------------------------------------------------------

                                                                 $ 28,247,064    $ 25,613,953
=============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                             $  1,992,417    $  2,128,941
    Accrued expenses                                                2,069,249       1,440,945
    Customer deposits                                               2,835,654       3,458,401
    Current maturities of long-term obligations                       559,658         599,157
---------------------------------------------------------------------------------------------

       Total current liabilities                                    7,456,978       7,627,444

Long-term obligations, less current maturities                      1,399,009       1,782,460
Convertible debentures                                                     --       1,285,195
Deferred income taxes                                                 707,000              --
---------------------------------------------------------------------------------------------

       Total liabilities                                            9,562,987      10,695,099
---------------------------------------------------------------------------------------------

Commitments

Shareholders' equity
     Common stock, $.01 par value, 20,000,000 shares
          authorized; 12,314,575 and 11,363,917 shares issued         123,146         113,639
     Additional paid-in capital                                    19,375,640      18,084,700
     Deficit                                                         (464,028)     (2,877,675)
     Less treasury stock, at cost (377,667 and 432,730
          shares)                                                    (350,681)       (401,810)
---------------------------------------------------------------------------------------------

       Total shareholders' equity                                  18,684,077      14,918,854
---------------------------------------------------------------------------------------------

                                                                 $ 27,026,683    $ 25,613,953
=============================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                 Common Stock       Additional                       Treasury Stock
                                             --------------------     Paid-in                    ---------------------
                                              Shares      Amount      Capital       Deficit       Shares       Amount
----------------------------------------------------------------------------------------------------------------------
BALANCE, at August 30, 1996                  9,231,930   $ 92,319   $14,369,157   $(1,068,475)   (470,397)   $(436,785)

    Treasury stock reissued through
       stock options and 401(k) plan                --         --        48,982            --      26,007       24,149
    Issuance of common stock for
       convertible debentures                2,131,987     21,320     3,654,068            --          --           --
    Net (loss) for the
       nine months                                  --         --            --      (866,853)         --           --
----------------------------------------------------------------------------------------------------------------------

BALANCE, at May 30, 1997                    11,363,917   $113,639   $18,072,207   $(1,935,328)   (444,390)   $(412,636)
======================================================================================================================

BALANCE, at August 29, 1997                 11,363,917   $113,639   $18,084,700   $(2,877,675)   (432,730)   $(401,810)

    Treasury stock reissued through
       stock options and 401(k) plan                --         --        52,620            --      55,063       51,129
    Issuance of common stock for
       convertible debentures                  950,658      9,507     1,238,320            --          --           --
    Net earnings for the nine months                --         --            --     2,413,647          --           --
----------------------------------------------------------------------------------------------------------------------

BALANCE, AT MAY 29, 1998                    12,314,575   $123,146   $19,375,640   $  (464,028)   (377,667)   $(350,681)
======================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine months ended
                                                             MAY 29,        May 30,
                                                              1998           1997
------------------------------------------------------------------------------------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES
    Net earnings (loss)                                   $ 2,413,647    $  (866,853)
    Adjustments to reconcile net earnings (loss) to
           cash provided by operating activities
        Depreciation and amortization                       1,544,012      1,059,217
        Bad debt allowance                                     50,000         91,000
        Warranty reserves                                          --         76,000
        Inventory reserves                                    650,000             --
        Issuance of treasury stock for
            compensation expenses                              79,756         66,944
    Issuance of convertible debt for interest expense              --         33,918
    Deferred income taxes                                     994,000       (488,000)
    Changes in assets and liabilities
            Accounts receivable                              (155,779)     3,459,563
            Inventories                                     1,499,571      1,185,991
            Other assets                                       13,424         25,793
            Accounts payable and accrued expenses             491,780     (2,356,024)
            Customer deposits                                (622,747)     2,378,745
------------------------------------------------------------------------------------

                                                            6,957,564      4,666,294
------------------------------------------------------------------------------------

CASH (USED) BY INVESTMENT ACTIVITIES
    Property and equipment expenditures                      (351,971)      (874,193)
    Capitalized software additions                           (323,154)      (763,691)
------------------------------------------------------------------------------------

                                                             (675,125)    (1,637,884)
------------------------------------------------------------------------------------

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
    Net change in borrowings under
         revolving line-of-credit                                  --     (1,530,332)
    Repayment of long-term debt and capitalized
        lease obligations                                    (422,950)      (417,402)
    Proceeds from stock options exercised                      24,094          6,187
------------------------------------------------------------------------------------

                                                             (398,856)    (1,941,547)
------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents            5,883,583      1,086,863
Cash and cash equivalents, beginning of period              2,242,433        171,687
------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                  $ 8,126,016    $ 1,258,550
====================================================================================

Supplemental disclosure of cash flow information:
    Cash paid during the nine months for:
          Interest                                        $   193,995    $   380,396
          Income taxes                                    $        --    $        --
====================================================================================

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

        Earnings Per Share

        In February  1997,  the  Financial  Accounting  Standards  Board  issued
        Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Statement simplifies the standards for computing earnings per share and improves their comparability to international standards. The Company adopted this Standard during the second quarter of fiscal 1998 as required and has restated earnings per share for all prior periods presented to conform to this standard.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2  ACCOUNTS RECEIVABLE

        Accounts receivable are summarized as follows:

                                         MAY 29,     August 29,
                                          1998          1997
                                      -----------    -----------
                                      (UNAUDITED)

        Accounts receivable - trade   $ 4,977,315    $ 4,881,565
        Other receivables                 152,351         92,812
                                      -----------    -----------

                                        5,129,666      4,974,377
        Less allowance for
             doubtful accounts           (411,253)      (361,743)
                                      -----------    -----------
                                      $ 4,718,413    $ 4,612,634
                                      ===========    ===========

NOTE 3  INVENTORIES

        Inventories are summarized as follows:

                                     MAY 29,       August 29,
                                      1998            1997
                                  ------------    ------------
                                  (UNAUDITED)

        Raw material              $  3,972,246    $  4,550,550
        Work-in-process              3,710,198       4,051,281
        Finished goods               2,676,940       3,256,294
                                  ------------    ------------
                                    10,359,384      11,858,125
        Less inventory reserves     (2,516,283)     (1,865,453)
                                  ------------    ------------

                                  $  7,843,101    $  9,992,672
                                  ============    ============

NOTE 4   INCOME TAXES

        For the nine months ended May 29, 1998, income tax expense of $1,482,000 was comprised of a federal and state current income tax expense of $388,000 and $100,000, respectively, and a federal and state deferred income tax expense of $937,000 and $57,000, respectively. Net deferred tax assets decreased $994,000 in the first nine months of fiscal 1998.

NOTE 5    EARNINGS PER SHARE

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per share computations.

                                                                         Three months ended
                                             ------------------------------------------------------------------------

                                                          MAY 29, 1998                         May 30, 1997
                                             ----------------------------------  ------------------------------------
                                                                          PER      Earnings                     Per
                                              EARNINGS       SHARES      SHARE      (loss)        Shares       share
                                             (NUMERATOR)  (DENOMINATOR)  AMOUNT   (Numerator)  (Denominator)   amount
                                             -----------  -------------  ------   -----------  -------------   ------
Net earnings (loss)                            $955,917                            $(997,331)
                                               ========                            =========

Basic earnings (loss) per share:
    Net earnings (loss) available
        to common shareholders                 $955,917    11,920,135    $ 0.08    $(997,331)    9,603,653     $(0.10)
                                                                         ======                                ======

Effect of dilutive potential common shares:
        Stock options                                --       358,210                     --            --
        Convertible debentures                       --            --                     --            --
                                               --------    ----------              ---------     ---------


Diluted earnings (loss) per share:
    Net earnings (loss) available
        to common shareholders
        plus assumed conversions               $955,917    12,278,345    $ 0.08    $(997,331)    9,603,653     $(0.10)
                                               ========    ==========    ======    =========     =========     ======


                                                                          Nine months ended
                                             ------------------------------------------------------------------------

                                                          MAY 29, 1998                         May 30, 1997
                                             ----------------------------------  ------------------------------------
                                                                          PER      Earnings                     Per
                                              EARNINGS       SHARES      SHARE      (loss)        Shares       share
                                             (NUMERATOR)  (DENOMINATOR)  AMOUNT   (Numerator)  (Denominator)   amount
                                             -----------  -------------  ------   -----------  -------------   ------
Net earnings (loss)                            $2,413,647                          $(866,853)
                                               ==========                          =========

Basic earnings (loss) per share:
    Net earnings (loss) available
        to common shareholders                 $2,413,647  11,697,534    $ 0.21    $(866,863)    9,211,055     $(0.09)
                                                                         ======                                ======

Effect of dilutive potential common shares:
        Stock options                                --       226,744                    --             --
        Convertible debentures                    9,156       150,663                    --             --
                                               --------    ----------              ---------     ---------

Diluted earnings (loss) per share:
    Net earnings (loss) available
        to common shareholders
        plus assumed conversions               $2,422,803  12,074,941    $ 0.20    $(866,853)    9,211,055     $(0.09)
                                               ==========  ==========    ======    =========     =========     ======

Options and convertible debentures excluded from the diluted earnings (loss) per share calculation due to their anti-dilutive effect are as follows:

                                             Three months ended                  Nine months ended
                                          MAY 29,           May 30,           MAY 29,           May 30,
                                           1998              1997              1998              1997
                                      --------------    --------------    --------------    --------------
Common stock options:
    Number of shares                          26,000           529,220            48,500           496,204
    Range of exercise prices          $3.25 TO 12.13     $.75 to 12.13    $2.44 TO 12.13     $.75 to 12.13

Convertible debentures:
    Common shares calculated under
        the if-converted method                   --         1,334,394                --           781,850
                                      ==============    ==============    ==============    ==============

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

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, future business or product development plans, research and development activities, capital spending, financing sources or capital structure, the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, governmental regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, material availability, new and existing well-capitalized competitors, and other uncertainties detailed in the Company's Form 10-K for the year ended August 29, 1997 and from time to time in the Company's periodic Securities and Exchange Commission filings.

The Company, through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary, designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries.


RESULTS OF OPERATIONS THREE AND NINE MONTHS ENDED MAY 29, 1998 COMPARED TO THREE AND NINE MONTHS ENDED MAY 30, 1997

The operating results for the three and nine month periods ended May 29, 1998 were net earnings of $956,000 or $0.08 per share and net earnings of $2,414,000 or $0.20 per share, respectively, compared to a net loss of $(997,000) or $(0.10) per share and a net loss of $(867,000) or $(0.09) per share, respectively, for the three and nine month periods ended May 30, 1997.

REVENUES - The Company's revenues for the three months ended May 29, 1998 were $9.9 million, up 154% from revenues of $3.9 million for the three months ended May 30, 1997. Revenues were $26.7 million for the nine months ended May 29, 1998, up 76.0% from revenues of $15.2 million for the nine months ended May 30, 1997.

Direct Broadcast Satellite (DBS) revenues increased $6,604,000 or 274% in the third quarter of fiscal 1998 to $9,010,000 from $2,406,000 in the same period of fiscal 1997. The increase was due to increased shipments of digital video products, principally to one customer for conversion of their cable television broadcast network from analog to digital compression technology. Telecom and Customer Products Group revenues decreased $555,000 or 45% in the third quarter of fiscal 1998 to $687,000 from $1,242,000 in the same period of fiscal 1997. The decrease was mainly due to lower levels of shipments of cue and control equipment to provide local commercial insertion capabilities to cable television headend systems. For the three months ended May 29, 1998, one customer accounted for approximately 53.8% of total revenues.

For the nine months ended May 29, 1998, DBS revenues increased $10,637,000 or 88.5% to $22,662,000 from $12,025,000 for the nine months ended May 30, 1997.
The increase was due to increased shipments of digital video products principally to one cable television broadcast network customer. For the nine months ended May 29, 1998, Telecom and Custom Product Group revenues increased $845,000 or 32% to $3,482,000 from $2,637,000 for the nine months ended May 30,
1997. The increase was mainly due to higher levels of shipments of cue and control equipment. For the nine months ended May 29, 1998, one customer accounted for approximately 39.1% of total revenues. The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI's total backlog was approximately $11.5 million at May 29, 1998, compared to $19.5 million at August 29, 1997 and $19.3 million at May 30, 1997. The backlog as of May 30, 1997 included an initial order from FOX Cable Networks for $11.8 million, the majority of which shipped during the first nine months of fiscal 1998. At May 29, 1998, one customer accounted for approximately 36.4% of the backlog.

GROSS PROFIT MARGINS - The Company's gross profit margin percentages were 35.4% and 35.0% for the three and nine month periods ended May 29, 1998 compared to 11.7% and 26.5% for the three and nine month periods ended May 30, 1997. Gross profit margin dollars increased $3,032,000 and $5,325,000 for the three and nine month periods ended May 29, 1998 from the same periods ended May 30, 1997. The increases in margin percentages and dollars were due to the increase in revenues and a mix of higher margin products in the three and nine month periods ended May 29, 1998 compared to the same periods of fiscal 1997. Profit margins were adversely impacted in the three and nine month periods ended May 29, 1998 by inventory reserve charges of $300,000 and $650,000, respectively, for potentially slow-moving inventories of early generations of digital video products and charges of $100,000 and $200,000, respectively, for write-offs of capitalized software costs associated with these products.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative (SG&A) expenses increased $24,000 or 1.7% to $1,399,000 for the three months ended May 29, 1998 from $1,375,000 for the three months ended May 30, 1997. For the nine months ended May 29, 1998 SG&A expenses increased $232,000 or 6.8% to $3,644,000 from $3,412,000 for the same period ended May 30, 1997. The increases for the three and nine month periods were mainly due to higher levels of selling and marketing expenses, incentive compensation, and professional fees. As a percentage of revenues, SG&A expenses were 14.2% and 13.6% for the three and nine month periods ended May 29, 1998 compared to 35.5% and 22.5% for the same periods of fiscal 1997. The decreases in percentages for the three and nine months ended May 29, 1998 compared to the three and nine months ended May 30, 1997 were primarily due to higher revenues.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $755,000 and $2,320,000 for the three and nine month periods ended May 29, 1998, compared to $808,000 and $2,281,000 for the same periods of fiscal 1997. Capitalized software development costs amounted to $126,000 and $323,000 for the third quarter and first nine months of fiscal 1998 compared to $294,000 and $764,000 for the same periods of fiscal 1997. The decrease in expenditures for the three months ended May 29, 1998 was primarily due to lower engineering consulting expenses which were partially offset by an increase in engineering personnel.

The increase in expenditures for the nine months ended May 29, 1998 is primarily due to an increase in engineering personnel and higher depreciation and proto-type material expenses which were partially offset by lower engineering consulting expenses. The decreases in capitalized software development costs for the three and nine month periods ended May 29, 1998 were principally due to a decrease in expenditures associated with digital video products and Compel network control software. Research and development expenses, excluding capitalized software expenditures, were $629,000 or 6.4% of revenues and $1,997,000 or 7.5% of revenues for the three and nine months ended May 29, 1998 compared to $514,000 or 13.3% of revenues and $1,517,000 or 10.0% of revenues for the same periods of fiscal 1997.

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

INTEREST EXPENSE - Interest expense decreased $72,000 to $57,000 for the three months ended May 29, 1998 from $129,000 for the three months ended May 30, 1997. For the nine months ended May 29, 1998, interest expense decreased $259,000 to $196,000 from $455,000 for the same period ended May 30, 1997. The decreases for the three and nine month periods were primarily due to a decrease in the average outstanding balance of the convertible debentures.

INTEREST INCOME - Interest income was $145,000 and $380,000 for the three and nine months, respectively, ended May 29, 1998, compared to less than $1,000 and $2,000 for the same periods ended May 30, 1997. The increases are due to the increase in cash equivalent balances at May 29, 1998, primarily as a result of customer deposits received during the fiscal year and cash provided from operations.

INCOME TAX EXPENSES - For the nine months ended May 29, 1998, income tax expense of $1,482,000 was comprised of a federal and state current income tax expense of $388,000 and $100,000, respectively, and a federal and state deferred income tax expense of $937,000 and $57,000, respectively.


LIQUIDITY AND CAPITAL RESOURCES NINE MONTHS ENDED MAY 29,1998

During the first nine months of fiscal 1998, operating activities provided cash of $6,958,000. Net earnings adjusted for non-cash expenses and a decrease in inventories provided cash of $5,652,000 and $1,500,000, respectively. An increase in accounts payable and accrued expenses provided cash of $491,000 while combined changes in accounts receivable and customer deposit balances used cash of $779,000. Cash used by investing activities for property and equipment
expenditures  and  capitalized   software  additions  was  $675,000.   Financing
activities used cash of $423,000 for scheduled repayments of long-term obligations and provided cash of $24,000 from the exercise of stock options.

At May 29,1998, no balances were outstanding under the revolving line-of-credit, which expires May 4, 1999, or upon demand. Borrowings under the revolving line of credit are subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw material inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000.

Approximately, $3,710,000 was available to borrow at May 29,1998 under the advance formulas. In addition, at May 29,1998, the Company was in compliance with the line-of-credit covenants.

During the first nine months of fiscal 1998, $1,285,000 of convertible debentures were converted into 950,658 shares of common stock. No convertible debentures remained outstanding at May 29,1998.

The Company expects that its current cash and cash equivalents combined with expected cash flows from operating activities and the Company's available line-of-credit will be sufficient to support the Company's operations during fiscal 1998 and fiscal 1999.

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

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits: 27-Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended May 29, 1998.

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

                                             WEGENER CORPORATION
                                             -------------------
                                                 (Registrant)

Date: July 10, 1998                          By: /s/ Robert A. Placek
                                                -------------------------------
                                                Robert A. Placek
                                                President
                                                (Principal Executive Officer)


Date: July 10, 1998                          By: /s/ C. Troy Woodbury, Jr.
                                                -------------------------------
                                                C. Troy Woodbury, Jr.
                                                Treasurer and Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)