Form 10-K
period 1998-08-28
WEGENER CORP
filed 1998-11-10
CIK 715073

================================================================================

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 28, 1998
                                       OR
  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to________________________

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

                 REGISTRANT'S WEB SITE: HTTP://WWW.WEGENER .COM

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

     As of November 2, 1998, 11,980,575 shares of registrant's Common Stock were outstanding and the aggregate market value of the Common Stock held by nonaffiliates was $16,452,472 based on the last sale price of the Common Stock as quoted on the NASDAQ Small-Cap Market on such date. (The officers and directors of the registrant, and owners of over 10% of the registrant's common stock, are considered affiliates for purposes of this calculation.)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement pertaining to the January 28, 1999 Annual Meeting of Stockholders, only to the extent expressly so stated herein, are incorporated herein by reference into Part III.

================================================================================

                               WEGENER CORPORATION
                                    FORM 10-K
                           YEAR ENDED AUGUST 28, 1998
                                      INDEX

                                     PART I

                                                                            Page
Item  1.    Business.......................................................    2
Item  2.    Properties.....................................................    9
Item  3.    Legal Proceedings..............................................    9

                                     PART II

Item  5.    Market for Registrant's Common Stock and
            Related Stockholder Matters....................................    9
Item  6.    Selected Financial Data........................................   10
Item  7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................   11
Item  7a.   Quantitative and Qualitative Disclosures About Market Risk.....   20
Item  8.    Financial Statements and Supplementary Data....................   20
Item  9.    Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosures...........................   37

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.............   37
Item 11.    Executive Compensation.........................................   37
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management.................................................   37
Item 13.    Certain Relationships and Related Transactions.................   37

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K............................................   38

                                     PART I
ITEM 1.   BUSINESS

     Wegener Corporation, the Registrant, together with its subsidiaries, is referred to herein as the "Company" or "WGNR".

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

     Segment information contained in Note 11 to the consolidated financial statements on page 34 of this document is incorporated herein by reference in response to this item.

     (c)  Narrative description of business.

          (i)  Principal products produced and services rendered, and

          (ii) Status of a product or segment.

Satellite Communications Electronics.
-------------------------------------

WCI is an international provider of digital solutions for video, audio and broadcast data networks. Applications include broadcast television, cable television, radio network, business television, distance education, business music, satellite paging and financial information distribution. WCI services the products that it sells. The Company warrants its products for a period of one year. There were no significant warranty claims outstanding as of August 28, 1998.

Throughout fiscal 1998 and fiscal 1997, WCI continued to produce and develop digital compression products. During fiscal 1997 WCI introduced COMPEL network control software and the UNITY Digital Broadcast product family. COMPEL provides networks with unparalleled ability to regionalize programming and commercials through total receiver control. COMPEL also allows network operators to remote control uplinks providing bandwidth on demand. COMPEL control capability is integrated into the UNITY digital satellite receivers. Wegener's digital products are in use worldwide in distance learning, radio, cable television, and private business networks. In terms of new orders, compressed digital products are the fastest growing product segment for the Company. As expected, demand for the Company's analog products has continued to decline following market demand for, and the Company's emphasis on, digital technology.

DIGITAL COMMUNICATIONS. The demand for digital products is being driven by the high cost of satellite capacity. Satellite capacity is scarce due to pressures on both the supply and demand side of the market. On the supply side, satellites are extremely expensive to launch, build, and maintain. The useful life of a satellite is limited by the amount of positioning fuel that can be carried. Also, the placement of satellites is regulated by the Federal Communications Commission (FCC) and therefore the number of satellites within range of any given location is limited. On the demand side, the cost of receive hardware is being steadily reduced through advancing technology. The reduction in the cost of network hardware increases the economic feasibility of a greater number of networks. This is evidenced by the trend in both television and radio towards narrow-casting to well-defined market segments as opposed to broadcasting to the general population. Digital compression technology allows a four to ten-fold, or more, increase in the throughput of a satellite channel. For the network, this compression represents an opportunity to reduce the cost of satellite use. For the satellite operator it represents an opportunity to increase the revenues generated by an expensive asset. Due to existing satellite transponder contracts and the cost of replacing existing analog hardware, the digital conversion of major networks is taking longer than anticipated. These network conversions are expected to occur in the near future, but it is impossible to predict the precise timing of customer internal decision processes. Management believes the market as a whole has considerable built up demand for digital technology.

With ongoing breakthroughs in digital compression, digitized audio and video products have become increasingly important. WCI manufactures MPEG-2 broadcast quality digital video products for commercial program distribution. During the second quarter of fiscal 1998, WCI received an additional order for cable products from FOX/Liberty Networks, L.L.C. for its UNITY4000 MPEG2 digital video satellite receivers. Part of Wegener's UNITY digital product family, the UNITY4000 is utilized by FOX Sports Net, FX Networks and fxM: Movies from FOX.

In the television market, Ascent Network Services placed orders for DVT digital video encoders, UNITY receivers and COMPEL for use by NBC News Channel's digital satellite news gathering (DSNG) operations. The DVT encoders and UNITY receivers are used at both NBC affiliate stations and in remote DSNG vehicles. Turner Broadcasting purchased UNITY receivers to convert Turner's satellite news gathering trucks to digital. Turner also uses WCI's digital products for various network feeds from around the world.

BUSINESS TELEVISION/DISTANCE LEARNING. The Company's analog and digital products are used by businesses and educational institutions to transmit programming to remote locations.

GE Medical Systems chose WCI digital video products for a network comprised of thousands of hospitals. The network will be used for staff training and information programming. Oregon Ed-Net is a growing network that reaches hundreds of sites throughout Oregon. The network furnishes the citizens of Oregon with direct student instruction, statewide conferences and general audio/video teleconferencing. The use of Wegener's COMPEL network control system allows Ed-Net comprehensive addressable control of receive IRDs and downlink authorization.

During the fourth quarter of fiscal 1998, a new order was also received for analog video receivers for use in Channel One. Channel One, a pioneer distance learning network, broadcasts educational programming to over 12,000 schools throughout the United States. WCI's ANCS network control system, a predecessor to COMPEL, allows programming to be transmitted and automatically recorded on VCRs at night for subsequent use.

CABLE TELEVISION PRODUCTS. The single most significant event for WCI in fiscal 1998 was the successful deployment of UNITY4000 digital video receivers. WCI completed the rollout of FX Networks and continues to ship receivers for use in Fox's regional sports networks. With thousands of receivers in-service and more coming on-line every day, the network's conversion to digital has proceeded smoothly. The rollout is expected to continue into fiscal 1999.

Additionally, during the fourth quarter of fiscal 1998, Paxson Communications Corporation chose WCI's UNITY4000 digital video receivers to launch its family programming network PAX NET. Paxson will deploy UNITY4000 digital video receivers in both broadcast television stations and cable headends and is the latest broadcast network to select COMPEL, WCI's patented network control system. Paxson will broadcast via a total of 78 television stations in markets that contain more than 72 million U.S. television households, including stations in each of the top 20 U.S. television markets as well as 43 of the nation's top 50 markets. Paxson Communications owns and operates the nation's largest group of television stations.

WCI's cue and control equipment for cable television networks is used on advertising supported networks to permit affiliated cable systems to insert local commercials at appropriate times. Control equipment delivers switching commands from the network to provide program routing and blackouts.

An additional product family of the cable television segment is graphic generators. These products deliver custom data by satellite that is graphically displayed on a subscriber's television. The Weather Channel placed an add-on order for Wegener Weatherstar Jrs. The Weatherstar Jr is a data receiver and display unit used to display local weather information at cable television systems.

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

JACOR, a group radio station owner and provider of radio network programming, operates a satellite delivered contribution network linking JACOR's major market radio properties. Each major market is equipped with its own satellite uplink, featuring WCI transmission equipment and COMPEL network control system. WCI digital receivers receive the programming at affiliate stations.

OPTICAL FIBER AND TERRESTRIAL MICROWAVE. Most of WCI's products used on satellite communications links are easily used on existing microwave or fiber circuits. Typical applications are digital video links, plus voice and data circuits that accompany a video signal.

BUSINESS MUSIC. This market consists of suppliers of business music to restaurants, offices and various retail establishments. WCI manufactures the equipment required to transmit audio and data from the business music supplier to the end user via satellite. The equipment is controlled by the business music supplier using WCI's network control technology. Potential users include any business purchasing background music, foreground music and broadcast data. During the fourth quarter of fiscal 1998, WCI received an order in excess of $1 million for digital audio receivers from Music Technologies International (MTI) to provide in-store programming and commercials to thousands of retail locations across the United States.

     (iii) Sources and availability of raw materials.

     Raw materials consist of passive electronic components, electronic circuit boards and fabricated sheet metal. WCI purchases approximately one-half of its raw materials from direct suppliers and the other half is purchased from distributors. Passive and active components include parts such as resistors, integrated circuits and diodes. WCI uses approximately ten distributors and one subcontractor to supply its electronic components. WCI often uses a single distributor or subcontractor to supply a total subassembly or turnkey solution for higher volume products. Direct sources provide sheet metal, electronic circuit boards and other materials built to specifications. WCI maintains relationships with approximately twenty direct suppliers. Most of the Company's materials are available from a number of different suppliers; however, certain components used in existing and future products are currently available from single or limited sources. Although the Company believes that all single-source components currently are available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future. Any disruption or termination of supply of certain single-source components could have an adverse effect on the Company's business and results of operations.

     (iv) Patents, trademarks, licenses, franchises and concessions held.

     The Company holds certain patents with respect to some of its products and markets its services and products under various trademarks and tradenames. Additionally, the Company licenses certain analog audio processing technology to several manufacturing companies which generated royalty revenues of approximately $184,000, $121,000 and $112,000 in fiscal 1998, 1997, and 1996, respectively. Although the Company believes that the patents and trademarks owned are of value, the Company believes that success in its industry will be dependent upon new product introductions, frequent product enhancements, and customer support and service. However, the Company intends to protect its rights when, in its view, these rights are infringed upon.

     (v)  Seasonal variations in business.

     There does not appear to be any seasonal variations in the Company's business.

     (vi) Working capital practices.

     Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) on pages 11-19 of this document is incorporated herein by reference in response to this item.

     (vii) Dependence upon a limited number of customers.

     The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network, and data communications industries. Sales to FOX/Liberty Networks, L.L.C. accounted for approximately 34.2% of revenues in fiscal 1998. Sales to The Church of Jesus Christ of Latter-Day Saints accounted for approximately 11.0% of revenues in fiscal 1997. Sales to Ascent Network Services accounted for approximately 14.2% of revenues in fiscal 1996. At August 28, 1998, three customers accounted for 23.7%, 13.6% and 13.2%, respectively of the Company's accounts receivable. At August 29, 1997, one customer accounted for 27.7% of the Company's accounts receivable. Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues. This trend is expected to continue in fiscal 1999. There can be no assurance that the loss of one or more of these customers would not have a material adverse effect on the Company's operations.

     (viii) Backlog of orders.

     The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company's backlog was approximately $12,596,000 at August 28, 1998 and $19,501,000 at August 29, 1997.
Reference is hereby made to MD&A, page 12, of this document, which is incorporated herein by reference in response to this item.

     The August 28, 1998 backlog is expected to ship during fiscal 1999.

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

     The Company's research and development is designed to strengthen and broaden its existing products and systems and to develop new products and systems. A major portion of the fiscal 1998 research and development expenses were spent in the digital video product area. WCI's research and development expenses totaled $2,644,000 in fiscal 1998, $1,999,000 in fiscal 1997, and $2,286,000 in fiscal 1996. Additional information contained in MDA on pages 11-19 of this document is incorporated herein by reference in response to this item.

     (xii) Environmental Regulation.

     Federal, state and local pollution control requirements have no material effect upon the capital expenditures, earnings or the competitive position of the Company.

     (xiii) Number of employees.

     As of August 28, 1998, the Company had 137 employees employed by the WCI manufacturing subsidiary, and no employees employed by Wegener Corporation. No employees are parties to a collective bargaining agreement and the Company believes that its relationships with its employees are good.

          (d) Financial information about foreign and domestic operations and export sales.

     Information   contained  in  Note  11  on  page  34  of  this  document  is incorporated herein by reference in response to this item.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, for purposes of section 401(b) of Regulation S-K, are as follows:

NAME AND BUSINESS EXPERIENCE                   AGE         OFFICE HELD

ROBERT A. PLACEK                               60     President,
President and Chief Executive Officer                 Chief Executive Officer
of the Company since August 1987 and                  and Chairman of the Board
Director since July 1987. Chairman of                 of the Company
the Board since 1995. Chairman and Chief
Executive Officer and Director of WCI
since 1979. President of WCI from
October 1979 to June 1998.

KEITH N. SMITH                                 40     President of WCI
President of WCI since June 1998. Vice
President, Business Development of WCI
from March 1997 to June 1998. Co-founder and Vice President/General Manager of
Microspace Communications Corporation
from April 1989 through May 1995. From
June 1995 until February 1997, Mr. Smith and his wife pursued a sailing sabbatical.

C. TROY WOODBURY, JR.                          51     Treasurer and
Treasurer and Chief Financial Officer of              Chief Financial Officer
the Company since June 1988 and Director              of the Company and WCI
since 1989. Treasurer and Chief
Financial Officer of WCI since 1992.
Executive Vice President of WCI from
July 1995 to June 1998. Chief Operating
Officer of WCI from September 1992 to
June 1998. Group Controller for
Scientific-Atlanta, Inc. from March 1975 to June 1988.

JAMES T. TRAICOFF                              48     Controller of the Company
Controller of the Company since November              and WCI
1991; Controller of WCI since July 1988;
Controller for BBL Industries, Inc. from
April 1985 to July 1988.

ITEM 2.   PROPERTIES

     The executive offices of the Company are located at 11350 Technology Circle, Duluth, Georgia 30097-1502. This 40,000 square foot facility, which is located on a 4.7 acre site, was purchased by WCI in February 1987. During August 1989, WCI purchased an additional 4.4 acres of adjacent property. WCI also leases approximately 11,300 square feet under a lease expiring during fiscal 1999, at an annual rental of approximately $87,000. WCI, expects to either renew the current lease or be able to locate and lease other suitable facilities. This space is for additional warehouse and manufacturing capacity. WCI's manufacturing facility is subject to a mortgage note securing the indebtedness. WCI's 4.4 acres of adjacent land is pledged as collateral under the Company's line of credit facility.

ITEM 3.   LEGAL PROCEEDINGS

     No significant legal proceedings involving the Company or its subsidiaries were pending as of August 28, 1998.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ Small-Cap Market (NASDAQ symbol WGNR). As of November 2, 1998 there were approximately 426* holders of record of Common Stock. *(This number does not reflect beneficial ownership of shares held in nominee names).

     The quarterly ranges of high and low closing sale prices for fiscal 1998 and 1997 were as follows:

                               FISCAL 98                     Fiscal 97
                               ---------                     ---------
                          HIGH          LOW             High          Low
First Quarter           $2 3/4        $1 7/16          $6            $3 7/8
Second Quarter           2 11/32       1 3/8            4 1/8         2 5/8
Third Quarter            3 19/32       2 1/32           3 7/8         1 7/16
Fourth Quarter           3 5/32        1 5/8            3 1/2         1 13/16

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

ITEM 6.   SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    Year ended
                                      ----------------------------------------------------------------------
                                      AUGUST 28,     August 29,      August 30,    September 1,   September 2,
                                         1998           1997            1996           1995           1994
------------------------------------------------------------------------------------------------------------
Revenue                               $  34,255      $  21,812       $  23,195      $  19,488      $  16,521

 Net earnings (loss)                      2,760         (1,809)          1,456            385            (69)

 Net earnings (loss) per share
    Basic                             $     .24      $    (.19)      $     .17      $     .05      $    (.01)
    Diluted                           $     .23      $    (.19)      $     .17      $     .05      $    (.01)
 Cash dividends paid per share (1)           --             --              --             --             --
------------------------------------------------------------------------------------------------------------

 Total assets                         $  25,905      $  25,614       $  27,737      $  22,018      $  11,893
 Long-term obligations inclusive
     of current maturities                1,829          3,667           7,935          2,796          2,979
------------------------------------------------------------------------------------------------------------

(1) The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, future business or product development plans, research and development activities, capital spending, financing sources or capital structure, the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, material availability, new and existing well-capitalized competitors, and other uncertainties detailed from time to time in the Company's periodic Securities and Exchange Commission filings.

     The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI manufactures products for transmission of audio, data, and video via satellite.

RESULTS OF OPERATIONS

     Earnings for the year ended August 28, 1998 were $2,760,000 or $0.23 per share, compared to a net loss of $(1,809,000) or $(0.19) per share for the year ended August 29, 1997 and earnings of $1,456,000 or $0.17 per share for the year ended August 30, 1996.

     Revenues for fiscal 1998  increased  $12,443,000  or 57.0% to  $34,255,000, from $21,812,000 in fiscal 1997, which compared to revenues of $23,195,000 in fiscal 1996. During fiscal 1998, the Company continued to focus on improved product quality and the development of new products. Direct Broadcast Satellite
(DBS) revenues in fiscal 1998 increased $11,770,000 or 64.6% to $29,977,000 from $18,207,000 in fiscal 1997. Telecom and Custom Product revenues increased $673,000 in fiscal 1998 to $4,278,000 from $3,605,000 in fiscal 1997.

     The increase in DBS revenues was due to continued strength in digital video products for both the cable and broadcast TV industries and also in products for the radio network business. Specifically, significant shipments were made to FOX/Liberty Networks, L.L.C., and FX Networks to support their conversion to digital distribution of their cable networks. Furthermore, Paxson Communications Corporation chose the Wegener UNITY4000 receiver and the COMPEL network control software to distribute PAX TV. Paxson Communications owns and operates the nation's largest group of television stations and launched PAX TV, the national family entertainment network, on August 31, 1998 to both broadcast and cable television. Wegener's UNITY4000 receivers and COMPEL Software were also utilized to enable NSN Network Services to provide JACOR a satellite delivered contribution network linking JACOR's major market radio properties. JACOR is a group station owner and provider of radio network programming. Orders were received for Wegener's UNITY private network receivers, digital satellite news gathering products, analog video receivers and digital video receivers for distance learning, receivers used in paging networks, and data receivers. The Telecom and Custom Product Group revenue increase was primarily due to a higher level of shipments in fiscal 1998 of cue and control equipment to provide local commercial insertion capabilities to cable television headend systems.

     WCI's backlog of orders scheduled to ship within eighteen months decreased $6,905,000 or 35.4% to $12,596,000 at August 28, 1998 from $19,501,000 at August
29, 1997 which  compares to  $13,807,000 at August 30, 1996. The August 28, 1998
backlog is expected to ship during fiscal 1999. The Company expects to book sufficient new orders in fiscal 1999 to achieve profitability, although there can be fluctuations in quarter to quarter operating results due to the timing of orders received.

     International sales are generated through a direct sales organization and through foreign distributors. International sales were $2,712,000 or 7.9% of revenues in fiscal 1998, compared to $2,964,000 or 13.6% of revenues in fiscal 1997, and $2,549,000 or 11.0% of revenues in fiscal 1996. Management believes that international sales could increase as more business opportunities become available for WCI products in the future. All international sales are denominated in U.S. dollars.

     Gross profit increased $6,893,000 or 139.9% in fiscal 1998 compared to fiscal 1997. Gross profit as a percent of sales was 34.5% in fiscal 1998, compared to 22.6% in fiscal 1997 and 32.2% in fiscal 1996. The increases in profit margin dollars and percentages in fiscal 1998 compared to fiscal 1997 were mainly due to (1) an increase in contribution margin percentage of approximately 7.5% due to an increase in revenues and lower variable costs, and
(2) higher revenues which resulted in the spreading of fixed costs over a larger revenue base. Gross profit was adversely impacted by a net increase in fixed manufacturing overhead expenses of $319,000 or .9% of revenue, due primarily to charges for reserves for slow-moving and obsolete inventory of $1,150,000 as compared to $825,000 in fiscal 1997 and $775,000 in fiscal 1996.

     Selling, general and administrative expenses decreased $231,000 or 4.5% to $4,930,000 in fiscal 1998 from $5,161,000 in fiscal 1997. As a percentage of revenues, selling, general and administrative expenses were 14.4% of revenues in fiscal 1998 and 23.7% in fiscal 1997. The dollar decrease of expenses in fiscal 1998 from fiscal 1997 includes decreases in (1) bad debt expense of $282,000,
(2) restructuring expense of $100,000, and (3) depreciation and amortization expense of $35,000, principally for loan origination fees and convertible bond issuance costs. These decreases were partially offset by increases of approximately $311,000 due to higher levels of selling and marketing expenses and compensation expenses. Selling, general and administrative expenses increased $1,210,000 or 30.6% to $5,161,000 in fiscal 1997 from $3,951,000 in fiscal 1996. The increase of expenses in fiscal 1997 from fiscal 1996 includes increases in (1) bad debt expense of $297,000, (2) restructuring expense of $100,000, (3) depreciation and amortization expense of $111,000, principally for loan origination fees and convertible bond issuance costs, and (4) professional fees of $98,000. Other increases of approximately $398,000 were due to higher levels of selling and marketing expenses and compensation expenses.

     Research and development expenditures, including capitalized software development costs, were $3,080,000 or 9.0% of revenues in fiscal 1998, $3,089,000 or 14.2% of revenues in fiscal 1997, and $3,180,000 or 13.7% of revenues in fiscal 1996. Software development costs
totaling $436,000, $1,090,000 and $894,000 were capitalized during fiscal 1998, 1997, and 1996, respectively. The decrease in capitalized software development costs for the twelve months ended August 28, 1998 was principally due to a decrease in expenditures associated with digital video products and the COMPEL network control software. Research and development expenses, excluding capitalized software development costs, were $2,644,000 or 7.7% of revenues in fiscal 1998, $1,999,000 or 9.2% of revenues in fiscal 1997, and $2,286,000 or
9.9% of revenues in fiscal 1996.

     Interest expense decreased 55.2% in fiscal 1998 compared to fiscal 1997, and decreased 21.6% in fiscal 1997 compared to fiscal 1996. The decrease during fiscal 1998 was primarily due to a decrease in the average outstanding balance of the convertible debentures. The decrease during fiscal 1997 was primarily due to a decrease in the weighted average interest rate of total indebtedness including the convertible debentures. The Company believes that interest expense in fiscal 1999 will decrease as a result of a reduction in outstanding debt and lower interest rates.

     Interest income was $465,000 in fiscal 1998 compared to $24,000 in fiscal 1997 and $68,000 in fiscal 1996. The increase in fiscal 1998 was due to an increase in the average balance of cash and cash equivalents primarily as a result of an increase in customer deposits received during fiscal 1998 and cash provided from operations. Interest income is expected to decrease in fiscal 1999 due to lower average balances of cash and cash equivalents and a decrease in investment yields.

     Fiscal 1998 income tax expense was comprised of a current federal and state income tax provision of $93,000 and $221,000, respectively, and a deferred federal and state tax provision of $1,335,000 and $56,000, respectively. Fiscal 1997 income tax benefit was comprised of a deferred income tax benefit of $946,000, principally the result of an increase in the Company's net operating loss carryforward and increases in temporary differences of inventory and accounts receivable reserves. The Company recognized an income tax benefit in fiscal 1996 of $848,000 primarily due to a reversal of the valuation allowance on the deferred tax assets.

     The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal 1998, 1997 and 1996 contained 52 weeks. All references herein to 1998, 1997 and 1996 refer to the fiscal years ending August 28, 1998, August 29, 1997, and August 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities in fiscal 1998 was $5,787,000 and $6,325,000 in fiscal 1997 compared to cash used in operating activities of $6,041,000 in fiscal 1996. Fiscal 1998 net earnings adjusted for non-cash expenses and a decrease in inventories provided cash of $7,485,000 and $1,722,000, respectively. Changes in accounts receivable and customer deposit balances used cash of $3,451,000.

     Cash used by investment activities was $959,000 in fiscal 1998 compared to $2,128,000 in 1997 and $1,472,000 in 1996. Cash used in 1998 includes property and equipment expenditures of $522,000 and capitalized software additions of $437,000.

     Cash used by financing activities was $578,000 in fiscal 1998 and $2,126,000 in fiscal 1997 compared to cash provided by financing activities of $2,771,000 in fiscal 1996. In fiscal 1998, financing activities used cash of $553,000 for scheduled repayments of long-term obligations.

     Net accounts receivable increased 15.2% to $5,315,000 at August 28, 1998, from $4,613,000 at August 29, 1997, compared to $7,106,000 at August 30, 1996.
The increase in fiscal 1998 was primarily due to a $907,000 increase in revenues during the fourth quarter of fiscal 1998 compared to fiscal 1997. The allowance for doubtful accounts was $257,000 at August 28, 1998, $362,000 at August 29, 1997, and $58,000 at August 30, 1996. Write-offs in fiscal 1998, 1997 and 1996 were $180,000, $53,000 and $70,000, respectively. Increases to the allowance and charges to general and administrative expense were $75,000 in fiscal 1998, $357,000 in fiscal 1997 and $60,000 in fiscal 1996.

     During fiscal 1998, inventory reserves were increased by provisions charged to cost of sales of $1,150,000 and were reduced by write-offs of $1,577,000. The increase in the provision was to provide additional reserves for (1) slower moving analog Telecom products, (2) excess digital audio inventories, and (3) potentially slow-moving inventories of earlier generations of other digital products. These products continue to sell but at reduced quantities. During fiscal 1998 and 1997, decreases in inventories provided cash of $1,722,000 and $1,877,000, respectively, while in fiscal 1996 increases in inventories used cash of $6,237,000. During fiscal 1997 inventory reserves were increased by provisions charged to cost of sales of $825,000 and reduced by write-offs of $481,000. During fiscal 1996 inventory reserves were increased by provisions charged to cost of sales of $775,000.

     On May 31, 1996, the Company issued $5,000,000 of 8% Convertible debentures, due May 31, 1999, in a private placement to various accredited investors for net proceeds to the Company of $4,700,000. The proceeds were used for working capital and reduction of the line-of-credit note payable. These debentures were convertible at the option of the holders at any time through maturity, into a number of shares of common stock at a price equal to the lesser of (i) $12.25 per share or (ii) a percentage, based on the holding period, ranging from 95% to 82.5% (82.5% at August 30, 1996 and thereafter) of the average of the lowest sale price on each of the five trading days immediately preceding the conversion date. Interest at the rate of 8% per annum was payable quarterly in cash or, at the option of the Company, by adding the amount of such interest to the outstanding principal amount due under the debenture. During fiscal 1997 and 1996 debentures in the amount of $101,222 and $33,973 respectively, were issued for payment of accrued interest. During fiscal 1998, the balance of the debentures of $1,285,000 was converted into 950,658 shares of common stock. The conversion was complete as of December 30, 1997. During fiscal 1997, $3,850,000 principal amount of debentures was converted into 2,131,987 shares of common stock. No debentures were converted in fiscal 1996.

     On August 4, 1998, WCI amended its secured revolving line of credit and term loan facility (loan facility) with a bank to provide a maximum available credit limit of $10,000,000 (previously

$8,500,000). The credit limit increase provides for advances of up to 70% of the appraised value of certain real property subject to a sublimit of $1,500,000. The loan facility was also amended to extend the term through June 21, 2000 or upon demand, to reduce the interest rate to the bank's prime rate (8.5% at August 28, 1998) (previously prime plus 1/2% on the revolving line and prime plus 1 1/2% on the term line) and to amend the annual facility fee to $55,000 plus an additional .75% of $3,000,000, if borrowings exceed $5,500,000 (previously $85,000). Advances for real property are payable over 35 months and bear interest at a fixed annual rate of 250 basis points over the five year U.S. Treasury rate in effect at the time of disbursement. Subsequent to August 28, 1998, $1,360,000 was advanced to pay off the existing mortgage note balances. At the time of disbursement the annual interest rate was set at 6.519%.

     The term loan portion provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw material inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. Revolving line of credit advances plus equipment term loan advances are subject to a sublimit of $8,500,000. At August 28, 1998, the loans were secured by a first lien on substantially all of WCI's assets except assets secured under an existing mortgage note and equipment note on which the bank had a second lien. Subsequent to year end, the mortgage note was paid off with proceeds from the loan facility. The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year-end commencing with fiscal year 1997, retain certain key employees, limit expenditures of Wegener Corporation to $600,000 per fiscal year, and is precluded from paying dividends. At August 28, 1998 the Company was in compliance with the covenants. The revolving line-of-credit and term loan had no outstanding balances as of August 28, 1998 and August 29, 1997. At August 28, 1998, $4,788,000 was available to borrow under the advance formulas. Additionally, Wegener Corporation guarantees the revolving line of credit and term loan.

     The Company does not have any material scheduled commitments for capital expenditures during fiscal 1999. The Company expects that its current cash and cash equivalents combined with expected cash flows from operating activities and the Company's available line of credit will be sufficient to support the Company's operations during fiscal 1999.

     The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

IMPACT OF INFLATION

     The Company does not believe that inflation has had a material impact on revenues or expenses during its last three fiscal years.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" (SFAS No. 130) which addresses standards for reporting and display of comprehensive income and its components in a full set of financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will be required to adopt this statement when it reports its operating results for the quarter ending November 27, 1998. The adoption is not expected to have a material impact on the presentation of the Company's consolidated financial statements.

     Additionally, in June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires companies to report certain information about operating segments, products and services, geographical areas in which they operate, and major customers. The statement is effective for fiscal years beginning after December 15, 1997. The Company will be required to retroactively adopt this statement when it reports its operating results for the quarter and year ended September 3, 1999. The adoption is not expected to have a material impact on the Company's consolidated financial statements.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirements Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefits plans but does not change measurement or recognition of those plans. Also, SFAS No. 132 requires additional information on changes in the benefit obligations and fair values of plan assets. Presently, the Company does not offer pensions or postretirement benefits. Adoption of SFAS No. 132 will not have an effect on the Company's financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS No. 133 will have no impact on its financial position or results of operations.

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

     The Company competes with companies which have substantially greater resources and a larger number of products than the Company, as well as with small specialized companies. Through relationships with satellite service providers, the Company has positioned itself to provide end-to-end solutions to its customers. Competition in the market for the Company's MPEG-2 broadcast television electronics products, including digital video equipment, is driven by timeliness, performance, and price. The Company's broadcast digital video products are in production and competitively priced, with unique, desirable features. Due to the large number of potential end users, both small and large competitors continue to emerge. The Company believes it has positioned itself to capitalize on the market trends in this business through careful development of its product and market strategies, which have proven successful in increasing revenues from this sector. In the cable television market the Company believes that the competitive position for many of its products is dominant. However, the UNITY product family is potentially competing with significant and established firms. WCI believes that it maintains a competitive advantage in the market for advertising-supported networks through its ability to provide regionalized programming and control. Other products for cable television include proprietary cueing and network control devices. Competition for radio network products, including the Company's digital audio products, is very aggressive and pricing is very competitive. The Company believes that its continued success in all of its markets will depend on aggressive marketing and product development.

     The demand for digital products is being driven by the high cost of satellite capacity. Satellite capacity is scarce due to pressures on both the supply and demand side of the market. On the supply side, satellites are extremely expensive to launch, build, and maintain. The useful life of a satellite is limited by the amount of positioning fuel that can be carried. Also, the placement of satellites is regulated by the Federal Communications Commission (FCC) and therefore the number of satellites within range of any given location is limited. On the demand side, the cost of receive hardware is being steadily reduced through advancing technology. The reduction in the cost of network hardware increases the economic feasibility of a greater number of networks. This is evidenced by the trend in both television and radio towards narrow-casting to well-defined market segments as opposed to broadcasting to the general population. Digital compression technology allows a four to ten-fold, or more, increase in the throughput of a satellite channel. For the network, this compression represents an opportunity to reduce the cost of satellite use. For the satellite operator it represents an opportunity to increase the revenues generated by an expensive asset. Due to existing satellite transponder contracts and the cost of replacing existing analog hardware, the digital conversion of major networks is taking longer than anticipated. These network conversions are expected to occur in the near future, but it is impossible to predict the precise timing of customers' internal decision processes. Management believes the market as a whole has considerable built up demand for digital technology. Although no assurances can be given, the Company expects to directly benefit from this increase in demand. There may be fluctuations in the Company's revenues and operating results from quarter to quarter due to several factors, including the timing of significant orders from customers and the timing of new product introductions by the Company.

     The Company has invested a significant amount of financial resources to acquire certain raw materials, to incur direct labor and to contract to have specific outplant procedures performed on inventory in process. The Company purchased this inventory based upon previously known backlog and anticipated future sales given existing knowledge of the marketplace. The Company's inventory reserve of $1,440,000 at August 28, 1998, is to provide for items that are potentially slow-moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that might occur should the Company's sales efforts not be successful.

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

     The Company has made significant investments in capitalized software costs principally related to the digital audio and video products. At August 28, 1998 capitalized software costs were $1,212,000. These costs are being amortized over anticipated future gross revenues for the product or the estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes, and other factors resulting in shortfalls of expected revenues or reduced economic lives. During fiscal 1998, $200,000 of capitalized software costs were written-off to cost of sales due to a reduction of expected revenues on certain slow-moving products.

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

     The Company had an accumulated deficit of $117,000 at August 28, 1998. The Company is very focused on controlling both direct and indirect manufacturing costs and other operating expenses. These costs will be adjusted as necessary if the revenues of the Company do not increase as planned. Management believes that digital compression technology may be profitably employed to create increased demand for its satellite receiving equipment if those products are manufactured in a high volume standardized production environment.

YEAR 2000

State of Readiness
------------------

     Management of the Company has reviewed the Company's current information systems and has found them, with a few minor exceptions, to be Year 2000 compliant. However, the Company is currently in the process of replacing their older information systems with new systems that offer easier access to more data and are certified to be able to handle the Year 2000 transition.

     Management of the Company has reviewed and tested the Company's phone, voice mail, e-mail, and security systems and all are believed to be Year 2000 compliant. Utility companies have been contacted and have reported to the Company that only minor problems have been noted in regards to their billing software as a result of their Year 2000 testing completed to date.

     The Company has requested Year 2000 compliance statements from all major vendors. There have been no indications that major vendors will not be Year 2000 compliant. However, there can be no absolute assurances in this regard and their failure to be compliant remains a possibility. If vendors are not Year 2000 compliant, there can be no assurance that the Company will be able to find suitable alternate suppliers and contract with them on reasonable terms, or at all, and such inability could have a material and adverse impact on the Company's business and results of operations.

     All  test  equipment  used  in  engineering,   service,  and  manufacturing
departments has been reviewed and all are Year 2000 compliant.

     All of the Company's products have been reviewed for Year 2000 compliance. All are compliant with the exception of certain minor problems in the schedule and repetitive scheduler programs of an older version of uplink software. All customers affected by this are being offered a migration path to newer software which is Year 2000 compliant.

Costs to Address the Year 2000 Issues
-------------------------------------

     Management of the Company believes that although the evaluation of internal systems is still in process, the impact of the Year 2000 transition on the Company's internal systems will not result in material costs to the Company or have a material adverse impact on future results.

Risks of the Year 2000 Issues
-----------------------------

     The main risk to the Company with respect to Year 2000 is the failure of major vendors and service providers to be Year 2000 compliant. Failure on their part could result in delays in obtaining parts, increased cost of parts, and overall inability to manufacture product in the event of a shutdown of major utility providers. Major vendors and service providers have reported to the Company that they will be Year 2000 compliant. The Company cannot estimate the financial impact of any failure to be Year 2000 compliant by such third party vendors and service providers.

Contingency Plans
-----------------

     The Company does not have a contingency plan for Year 2000 compliance because it does not anticipate that it will fail to be Year 2000 compliant, particularly in relation to those systems, software programs, and hardware that are under its control. However, there can be no assurances that all measures being taken to avoid Year 2000 problems will be effective and as such, unforeseen issues could arise that could lead to a material adverse effect upon the Company's business, operating results and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No response to this item is required.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                            Wegener Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Year ended
                                                          ----------------------------------------------
                                                           AUGUST 28,       August 29,       August 30,
                                                              1998             1997             1996
--------------------------------------------------------------------------------------------------------
Revenue                                                   $ 34,254,673     $ 21,811,870     $ 23,195,052
--------------------------------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                                   22,435,716       16,885,840       15,721,320
    Selling, general and administrative                      4,929,999        5,160,975        3,951,086
    Research and development                                 2,644,353        1,999,106        2,286,378
--------------------------------------------------------------------------------------------------------

Operating costs and expenses                                30,010,068       24,045,921       21,958,784
--------------------------------------------------------------------------------------------------------

Operating income (loss)                                      4,244,605       (2,234,051)       1,236,268
    Interest expense                                          (244,607)        (545,914)        (696,513)
    Interest income                                            465,185           24,160           67,606
    Other income, net                                               --              605              717
--------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                          4,465,183       (2,755,200)         608,078

Income tax expense (benefit)                                 1,705,000         (946,000)        (848,000)
--------------------------------------------------------------------------------------------------------

Net earnings (loss)                                       $  2,760,183     $ (1,809,200)    $  1,456,078
--------------------------------------------------------------------------------------------------------

Net earnings (loss) per share
    Basic                                                 $        .24     $       (.19)    $        .17
    Diluted                                               $        .23     $       (.19)    $        .17
--------------------------------------------------------------------------------------------------------

Shares used in per share calculation
    Basic                                                   11,727,447        9,640,127        8,723,590
    Diluted                                                 12,090,911        9,640,127        9,210,470
--------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                      AUGUST 28,       August 29,
                                                                         1998             1997
--------------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                        $  6,492,760     $  2,242,433
    Accounts receivable                                                 5,314,938        4,612,634
    Inventories                                                         7,120,393        9,992,672
    Deferred income taxes                                               1,011,000        1,241,000
    Other                                                                  23,710           21,376
--------------------------------------------------------------------------------------------------

         Total current assets                                          19,962,801       18,110,115

Property and equipment                                                  4,523,297        4,979,856
Capitalized software costs                                              1,211,914        1,701,416
Deferred income taxes                                                          --          553,000
Other assets                                                              207,002          269,566
--------------------------------------------------------------------------------------------------

                                                                     $ 25,905,014     $ 25,613,953
--------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                 $  2,113,205     $  2,128,941
    Accrued expenses                                                    1,490,041        1,440,945
    Customer deposits                                                     784,621        3,458,401
    Current maturities of long-term obligations                           597,664          599,157
--------------------------------------------------------------------------------------------------

          Total current liabilities                                     4,985,531        7,627,444

Long-term obligations, less current maturities                          1,231,338        1,782,460
Convertible debentures                                                         --        1,285,195
Deferred income taxes                                                     608,000               --
--------------------------------------------------------------------------------------------------

          Total liabilities                                             6,824,869       10,695,099
--------------------------------------------------------------------------------------------------

Commitments

Shareholders' equity
    Common stock, $.01 par value; 20,000,000 shares
        authorized; 12,314,575 and 11,363,917 shares issued               123,146          113,639
    Additional paid-in capital                                         19,407,417       18,084,700
    Deficit                                                              (117,492)      (2,877,675)
    Less treasury stock, at cost                                         (332,926)        (401,810)
--------------------------------------------------------------------------------------------------

         Total shareholders' equity                                    19,080,145       14,918,854
--------------------------------------------------------------------------------------------------

                                                                     $ 25,905,014     $ 25,613,953
--------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                            Wegener Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  Common Stock            Additional                           Treasury Stock
                                                  ------------             Paid-in                             --------------
                                              Shares         Amount        Capital         Deficit          Shares         Amount
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at September 1, 1995                9,193,680    $    91,937    $14,131,187    $(2,524,553)       (515,354)    $  (478,530)

    Treasury stock reissued through
       stock options, commissions
          and 401(k) plan                           --             --        126,134             --          44,957          41,745
    Issuance of common stock for
       exercise of warrants and options         38,250            382        111,836             --              --              --
    Net earnings for the year                       --             --             --      1,456,078              --              --
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, at August 30, 1996                  9,231,930    $    92,319    $14,369,157    $(1,068,475)       (470,397)    $  (436,785)

    Treasury stock reissued through
       stock options and 401(k) plan                --             --         61,474             --          37,667          34,975
    Issuance of common stock for
       convertible debentures                2,131,987         21,320      3,654,069             --              --              --
    Net (loss) for the year                         --             --             --     (1,809,200)             --              --
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, at August 29, 1997                 11,363,917    $   113,639    $18,084,700    $(2,877,675)       (432,730)    $  (401,810)

    Treasury stock reissued through
       stock options and 401(k) plan                --             --         84,398             --          74,184          68,884
    Issuance of common stock for
       convertible debentures                  950,658          9,507      1,238,319             --              --              --
    Net earnings for the year                       --             --             --      2,760,183              --              --
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, AT AUGUST 28, 1998                 12,314,575    $   123,146    $19,407,417    $  (117,492)       (358,546)    $  (332,926)
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED      Year ended      Year ended
                                                             AUGUST 28,      August 29,      August 30,
                                                                1998            1997            1996
-------------------------------------------------------------------------------------------------------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES
    Net earnings (loss)                                     $ 2,760,183     $(1,809,200)    $ 1,456,078
    Adjustments to reconcile net earnings (loss) to
           cash provided (used) by operating activities
        Depreciation and amortization                         1,784,787       1,471,201       1,050,964
        Write-down of capitalized software                      200,000         241,841              --
        Issuance of treasury stock for
            compensation expenses                               124,079          90,263         142,333
        Issuance of convertible debt for interest
            expense                                                  --         101,222          33,973
        Bad debt allowance                                       75,000         356,555          60,000
        Inventory reserves                                    1,150,000         825,000         775,000
        Deferred income taxes                                 1,391,000        (946,000)       (848,000)
        Warranty provisions                                          --         146,000              --
        Changes in assets and liabilities
            Accounts receivable                                (777,304)      2,136,795      (2,594,395)
            Inventories                                       1,722,279       1,877,151      (6,237,302)
            Other assets                                         (2,334)         (8,115)          2,932
            Accounts payable and accrued expenses                33,360        (970,989)        (11,101)
            Customer deposits                                (2,673,780)      2,813,166         128,175
-------------------------------------------------------------------------------------------------------

                                                              5,787,270       6,324,890      (6,041,343)
-------------------------------------------------------------------------------------------------------

CASH PROVIDED (USED) BY INVESTMENT ACTIVITIES
    Property and equipment expenditures                        (522,066)     (1,038,413)       (578,801)
    Capitalized software additions                             (436,465)     (1,089,931)       (893,532)
-------------------------------------------------------------------------------------------------------

                                                               (958,531)     (2,128,344)     (1,472,333)
-------------------------------------------------------------------------------------------------------

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
    Net change in borrowings under
         revolving line-of-credit                                    --      (1,530,332)     (1,548,633)
    Repayment of long-term debt and capitalized
        lease obligations                                      (552,615)       (539,074)       (891,996)
    Proceeds from long-term debt                                     --              --       5,617,037
    Proceeds from issuance of common stock                           --              --         112,219
    Debt issuance costs                                         (55,000)        (62,581)       (542,771)
    Proceeds from stock options exercised                        29,203           6,187          25,545
-------------------------------------------------------------------------------------------------------

                                                               (578,412)     (2,125,800)      2,771,401
-------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents              4,250,327       2,070,746      (4,742,275)
Cash and cash equivalents, beginning of year                  2,242,433         171,687       4,913,962
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                      $ 6,492,760     $ 2,242,433     $   171,687
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                            Wegener Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION. The financial statements include the accounts of Wegener Corporation (WGNR) (the "Company") and its wholly-owned subsidiaries. Wegener Communications, Inc. (WCI) designs, manufactures and distributes satellite communications electronics equipment in the U.S., and internationally through Wegener Communications International Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include provisions for bad debts, inventory obsolescence and warranties. Actual results could vary from these estimates.

FISCAL YEAR. The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal 1998, 1997, and 1996 contained 52 weeks. All references herein to 1998, 1997, and 1996 relate to the fiscal years ending August 28, 1998, August 29, 1997 and August 30, 1996.

CASH EQUIVALENTS. Cash equivalents consist of highly liquid investments with original maturities of three months or less. At August 28, 1998, cash equivalents consisted of a $4,000,000 repurchase agreement and a $2,300,000 bank certificate of deposit. At August 29, 1997 cash equivalents consisted of a $2,200,000 bank certificate of deposit.

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

REVENUE RECOGNITION. Product sales and services are recorded when the product is shipped or the service is rendered to the customer, all significant contractual obligations have been satisfied and the collectibility of the resulting receivable is reasonably assured.

RESEARCH AND DEVELOPMENT. The Company expenses research and development costs, including expenditures related to development of the Company's software products that do not qualify for capitalization. Software development costs are capitalized subsequent to establishing the technological feasibility of a product. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes, and other factors resulting in shortfalls of expected revenues or reduced economic lives. During fiscal 1998 and 1997, $200,000 and $242,000 respectively of capitalized software costs were written-off to cost of sales due to a reduction of expected revenues on certain slow-moving products. Software development costs capitalized during fiscal 1998, 1997, and 1996 totaled $436,000, $1,090,000, and $894,000, respectively. Amortization expense, included in cost of goods sold was $726,000, $415,000, and $252,000 for the same periods. Capitalized software costs, net of accumulated amortization, were $1,212,000 at August 28, 1998 and $1,701,000 at August 29, 1997. Accumulated amortization amounted to $1,981,000 at August 28, 1998 and $813,000 at August 29, 1997.

Wegener Corporation and Subsidiaries

STOCK BASED COMPENSATION. Prior to August 31, 1996, the Company accounted for stock options granted under its stock incentive plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On August 31, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and has provided the pro forma disclosure provisions of SFAS No. 123.

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

EARNINGS PER SHARE. In February 1997, the Financial  Accounting  Standards Board
(FASB) issued SFAS No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share (EPS), and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires a dual presentation of basic and diluted EPS. The Statement is effective for both interim and annual periods ending after December 15, 1997. All prior period EPS data has been restated.

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

The following tables represent required disclosure of the reconciliation of the earnings and shares of the basic and diluted net earnings (loss) per share computations.

                                                                   Year ended
                                                   ------------------------------------------

                                                    AUGUST 28,     August 29,      August 30,
                                                       1998           1997            1996
                                                   ------------------------------------------
BASIC
    Net earnings (loss) available to
        to common shareholders                     $ 2,760,183    $(1,809,200)    $ 1,456,078
                                                   -----------    -----------     -----------
    Weighted average shares
        outstanding                                 11,727,447      9,640,127       8,723,590
                                                   -----------    -----------     -----------

    Net earnings (loss) per share                  $       .24    $      (.19)    $       .17
                                                   ===========    ===========     ===========
DILUTED
    Net earnings (loss) available to
        common shareholders                        $ 2,760,183    $(1,809,200)    $ 1,456,078

    Convertible debenture interest
        and amortization of bond
        issue cost, net of income
        taxes                                           11,658             --          83,959
                                                   -----------    -----------     -----------

    Total                                          $ 2,771,841    $(1,809,200)    $ 1,540,037
                                                   -----------    -----------     -----------
    Weighted average shares
        outstanding                                 11,727,447      9,640,127       8,723,590

    Effect of dilutive potential common shares:
            Stock options                              250,467             --         331,761
            Convertible debentures                     112,997             --         155,119
                                                   -----------    -----------     -----------

    Total                                           12,090,911      9,640,127       9,210,470
                                                   -----------    -----------     -----------

    Net earnings (loss) per share                  $       .23    $      (.19)    $       .17
                                                   ===========    ===========     ===========

                                            Wegener Corporation and Subsidiaries

Options and convertible debentures excluded from the diluted earnings (loss) per share calculation due to their anti-dilutive effect are as follows:

                                                          Year ended
                                      --------------------------------------------------
                                         AUGUST 28,        August 29,       August 30,
                                            1998              1997             1996
                                      --------------    --------------    --------------
Common stock options:
    Number of shares                          48,500           579,000                --
    Range of exercise prices          $2.44 TO 12.13     $.75 to 12.13                --
                                      ==============    ==============    ==============
Convertible debentures:
    Common shares calculated under
        the if-converted method                   --           653,247                --
                                      ==============    ==============    ==============

FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and long and short-term bank borrowings and convertible debentures. The fair value of these instruments approximates their recorded value. The Company does not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of August 28, 1998.

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

RECLASSIFICATIONS. Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

2.   ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

                                                   AUGUST 28,        August 29,
                                                      1998              1997
--------------------------------------------------------------------------------
        Accounts receivable - trade               $ 5,139,414       $ 4,881,565
        Recoverable income taxes                      295,000                --
        Other receivables                             137,515            92,812
--------------------------------------------------------------------------------
                                                    5,571,929         4,974,377

        Less allowance for doubtful accounts         (256,991)         (361,743)
--------------------------------------------------------------------------------

                                                  $ 5,314,938       $ 4,612,634
--------------------------------------------------------------------------------

Wegener Corporation and Subsidiaries

3.   INVENTORIES

Inventories are summarized as follows:

                                                AUGUST 28,           August 29,
                                                   1998                 1997
--------------------------------------------------------------------------------
        Raw materials                         $  2,692,937         $  4,550,550
        Work-in-process                          3,139,249            4,051,281
        Finished goods                           2,727,727            3,256,294
--------------------------------------------------------------------------------
                                                 8,559,913           11,858,125

        Less inventory reserves                 (1,439,520)          (1,865,453)
--------------------------------------------------------------------------------

                                              $  7,120,393         $  9,992,672
--------------------------------------------------------------------------------

The Company has invested a significant amount of financial resources to acquire certain raw materials, to incur direct labor and to contract to have specific outplant procedures performed on inventory in process. The Company purchased this inventory based upon prior backlog and anticipated future sales based upon existing knowledge of the marketplace. The Company's inventory reserve of approximately $1,440,000 at August 28, 1998, is to provide for items that are potentially slow-moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should the Company's sales efforts not be successful.

4.   PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

                                       Estimated
                                      Useful Lives   AUGUST 28,      August 29,
                                        (Years)         1998            1997
--------------------------------------------------------------------------------
        Land                                 --     $   707,210     $   707,210
        Buildings and improvements         3-30       3,689,643       3,689,643
        Machinery and equipment             3-5       6,544,101       7,369,121
        Furniture and fixtures                5         567,672         621,965
        Application software                  5         734,590         734,590
--------------------------------------------------------------------------------
                                                     12,243,216      13,122,529
        Less accumulated depreciation
            and amortization                         (7,719,919)     (8,142,673)
--------------------------------------------------------------------------------

                                                    $ 4,523,297    $  4,979,856
--------------------------------------------------------------------------------

Depreciation expense for fiscal 1998, 1997 and 1996 totaled approximately $777,000, $660,000, and $562,000, respectively. Assets recorded under a capital lease included in property and equipment at August 28, 1998 and August 29, 1997 are machinery and equipment of approximately $613,000 and accumulated amortization of approximately $345,000 and $216,000, respectively.

5.   ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                 AUGUST 28,           August 29,
                                                    1998                 1997
--------------------------------------------------------------------------------
         Compensation                           $  637,333           $  431,446
         Royalties                                 175,061              333,759
         Other                                     677,647              675,740
--------------------------------------------------------------------------------

                                                $1,490,041           $1,440,945
--------------------------------------------------------------------------------

                                            Wegener Corporation and Subsidiaries

6.   FINANCING AGREEMENTS
REVOLVING LINE-OF-CREDIT AND TERM LOAN FACILITY

On August 4, 1998, WCI amended its secured revolving line of credit and term loan facility ("loan facility") with a bank to provide a maximum available credit limit of $10,000,000 (previously $8,500,000). The credit limit increase provides for advances of up to 70% of the appraised value of certain real property subject to a sublimit of $1,500,000. The loan facility was also amended to extend the term through June 21, 2000 or upon demand, to reduce the interest rate to the bank's prime rate (8.5% at August 28, 1998) (previously prime plus 1/2% on the revolving line and prime plus 1 1/2% on the term line) and to amend the annual facility fee to $55,000 plus an additional .75% of $3,000,000, if borrowings exceed $5,500,000 (previously $85,000). Advances for real property are payable over 35 months and bear interest at a fixed annual rate of 250 basis points over the five year U.S. Treasury rate in effect at the time of disbursement. Subsequent to August 28, 1998, $1,360,000 was advanced to pay off the existing mortgage note balances. At the time of disbursement the annual interest rate was set at 6.519%.

The term loan portion provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw material inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. Revolving line of credit advances plus equipment term loan advances are subject to a sublimit of $8,500,000. At August 28, 1998, the loans were secured by a first lien on substantially all of WCI's assets except assets secured under an existing mortgage note and equipment note on which the bank had a second lien. Subsequent to year end, the mortgage note was paid off with proceeds from the loan facility. The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year-end commencing with fiscal year 1997, retain certain key employees, limit expenditures of Wegener Corporation to $600,000 per fiscal year, and is precluded from paying dividends. At August 28, 1998 the Company was in compliance with the covenants. The revolving line-of-credit and term loan had no outstanding balances as of August 28, 1998 and August 29, 1997. At August 28, 1998, $4,788,000 was available to borrow under the advance formulas. Additionally, Wegener Corporation guarantees the revolving line of credit and term loan. Information relative to the revolving line-of credit is as follows:

                                                                                           Year ended
                                                                                  AUGUST 28,        August 29,
                                                                                     1998              1997
--------------------------------------------------------------------------------------------------------------
Maximum amount outstanding at any month-end                                               --       $ 1,758,397
Average amount outstanding during the period                                              --           201,117
Weighted average interest rate during the period                                          --              16.3%
--------------------------------------------------------------------------------------------------------------

      LONG-TERM OBLIGATIONS
      Long-term obligations consist of:
                                                                                  AUGUST 28,        August 29,
                                                                                     1998              1997
---------------------------------------------------------------------------------------------------------------
      Mortgage note, payable $36,620 monthly, including interest through February 2002, collateralized by real estate and
          cross collateralized under the loan facility, interest is
          charged at the bank's prime rate plus 1%.                              $ 1,362,933       $ 1,651,200
      Capital lease obligations, bearing interest ranging  from 11.1%
          to 12.0%, principal and interest payable monthly, currently
          $13,706, final payments due from January 1999 through
          February 2000                                                              121,430           257,259
      Other long-term obligations, collateralized by equipment                       344,639           473,158
--------------------------------------------------------------------------------------------------------------
                                                                                   1,829,002         2,381,617

      Less current maturities                                                       (597,664)         (599,157)
--------------------------------------------------------------------------------------------------------------

                                                                                 $ 1,231,338       $ 1,782,460
--------------------------------------------------------------------------------------------------------------

Wegener Corporation and Subsidiaries

Other long-term obligations include a promissory note, bearing interest at 9.6% per annum, with monthly principal and interest payments of $12,597 through April 2001. The outstanding balance was $344,639 at August 28, 1998 and $465,672 at August 29, 1997.

A summary of future maturities of long-term debt and minimum capital lease obligations follows:

                                                     Capital
                                      Debt            Lease
               Fiscal Year         Maturities      Obligations          Total
--------------------------------------------------------------------------------
               1999                $  495,488       $  110,237       $  605,725
               2000                   490,216           19,905          510,121
               2001                   477,339                -          477,339
               2002                   244,529                -          244,529
--------------------------------------------------------------------------------
                                    1,707,572          130,142        1,837,714
               Less interest               --           (8,712)          (8,712)
--------------------------------------------------------------------------------

                                   $1,707,572       $  121,430       $1,829,002
--------------------------------------------------------------------------------

The Company leases certain office and manufacturing facilities, vehicles and equipment under long-term noncancelable operating leases which expire through fiscal 2002. Future minimum lease commitments are approximately as follows:
1999-$133,000; 2000-$102,000; 2001-$96,000; 2002-$89,000; and 2003-$87,000. Rent
expense under all leases was approximately $209,000, $202,000 and $299,000 for fiscal years 1998, 1997, and 1996, respectively.

7.   CONVERTIBLE DEBENTURES

On May 31, 1996, the Company issued $5,000,000 of 8% Convertible debentures, due May 31, 1999, in a private placement to various accredited investors for net proceeds to the Company of $4,700,000. The proceeds were used for working capital and reduction of the line-of-credit note payable. These debentures converted at the option of the holders at any time through maturity, into a number of shares of common stock at a price equal to the lesser of (i) $12.25 per share or (ii) a percentage, based on the holding period, ranging from 95% to 82.5% (82.5% at August 30, 1996 and thereafter) of the average of the lowest sale price on each of the five trading days immediately preceding the conversion date. Interest at the rate of 8% per annum was paid quarterly beginning July 1, 1996 in cash or, at the option of the Company, by adding the amount of such interest to the outstanding principal amount due under the debenture. During fiscal 1997 and 1996 debentures in the amount of $101,222 and $33,973 respectively, were issued for payment of accrued interest. During fiscal 1998 and 1997, $1,285,000 and $3,850,000 principal amount of debentures were converted into 950,658 and 2,131,987, respectively, shares of common stock. No convertible debentures remained outstanding at August 28, 1998.

8.   INCOME TAXES

The provision for income tax expense (benefit) consists of the following:

                                                  Year ended
                                ------------------------------------------------
                                 AUGUST 28,         August 29,        August 30,
                                    1998               1997              1996
--------------------------------------------------------------------------------
Current
    Federal                     $    93,000         $      --         $      --
    State                           221,000                --                --
--------------------------------------------------------------------------------
                                    314,000                --                --
--------------------------------------------------------------------------------
Deferred
    Federal                       1,335,000          (862,000)         (827,000)
    State                            56,000           (84,000)          (21,000)
--------------------------------------------------------------------------------
                                  1,391,000          (946,000)         (848,000)
--------------------------------------------------------------------------------
Total                           $ 1,705,000         $(946,000)        $(848,000)
--------------------------------------------------------------------------------

                                            Wegener Corporation and Subsidiaries

The effective income tax rate differs from the U.S. federal statutory rate of 34% as follows:

                                                        Year ended
                                        ----------------------------------------
                                        AUGUST 28,      August 29,    August 30,
                                           1998            1997          1996
--------------------------------------------------------------------------------
Statutory U.S. income tax rate             34.0%          (34.0)%        34.0%
State taxes, net of federal
    benefits                                4.8            (3.0)          3.4
Change in valuation allowance                --              --        (179.1)
Foreign sales corporation benefit           (.7)             --            --
Non-deductible expenses                      .3              .6           2.4
Other, net                                  (.2)            2.1           (.2)
--------------------------------------------------------------------------------

Effective income tax rate                  38.2%          (34.3)%      (139.5)%
--------------------------------------------------------------------------------

Deferred tax assets and liabilities that arise as a result of temporary differences are as follows:

                                                     AUGUST 28,      August 29,
                                                        1998            1997
--------------------------------------------------------------------------------
Deferred tax assets:
    Accounts receivable and inventory reserves      $   860,000     $ 1,075,000
    Accrued expenses                                    151,000         166,000
    Net operating loss carryforwards                         --       1,078,000
    General business credit carryforwards                    --         137,000
    AMT credit carryovers                                    --         159,000
--------------------------------------------------------------------------------
    Total deferred tax assets                         1,011,000       2,615,000
--------------------------------------------------------------------------------
Deferred tax liabilities:
    Depreciation                                        (82,000)        (95,000)
    Capitalized software costs                         (460,000)       (653,000)
    Other                                               (66,000)        (73,000)
--------------------------------------------------------------------------------
    Total deferred tax liabilities                     (608,000)       (821,000)
--------------------------------------------------------------------------------
Net deferred tax asset                              $   403,000     $ 1,794,000
--------------------------------------------------------------------------------
Consolidated balance sheet classifications:
    Current deferred tax asset                      $ 1,011,000     $ 1,241,000
    Noncurrent deferred tax asset                            --         553,000
    Noncurrent deferred tax liability                  (608,000)             --
--------------------------------------------------------------------------------
Net deferred tax asset                              $   403,000     $ 1,794,000
--------------------------------------------------------------------------------

Net deferred tax assets decreased $1,391,000 to $403,000 at August 28, 1998 from $1,794,000 at August 29, 1997. The decrease was principally due to utilization of net operating loss carryforwards and tax credit carryforwards in fiscal 1998. Deferred tax assets increased $946,000 at August 29, 1997 from $848,000 at August 30, 1996. The increase was principally due to an increase in the net operating loss carryforward and increases in accounts receivable and inventory reserves.

No provision for deferred tax liability has been made on the undistributed earnings of the Foreign Sales Corporation as the earnings will not be remitted in the foreseeable future and are considered permanently invested. The amount of the unrecognized deferred tax liability for the undistributed earnings of approximately $552,000 was approximately $188,000.

Wegener Corporation and Subsidiaries

9.   COMMON STOCK AND STOCK OPTIONS.

1998 INCENTIVE PLAN. On February 26, 1998, the stockholders approved the 1998 Incentive Plan (the "1998 plan"). The Plan provides for awards of up to an aggregate of 1,000,000 shares of Common Stock which may be represented by (i) incentive or non-qualified stock options, (ii) stock appreciation rights (tandem and free-standing), (iii) restricted stock, (iv) deferred stock, or (v) performance units entitling the holder, upon satisfaction of certain performance criteria, to awards of Common Stock or cash. In addition, the 1998 Plan provides for loans and supplemental cash payments to persons participating in the Plan in connection with awards granted. Eligible participants include officers and other key employees, non-employee directors, consultants and advisors of the Company. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights will be not less than 100% of the fair market value on the date of grant or, in the case of an option granted to a 10% or greater stockholder, not less than 110% of the fair market value on the date of grant. The exercise price for any other option and stock appreciation rights shall be at least 75% of the fair market value on the date of grant. The exercise period for non-qualified stock options may not exceed ten years and one day from the date of the grant, and the expiration period for an incentive stock option or stock appreciation rights shall not exceed ten years from the date of the grant. The 1998 plan contains an automatic option grant program to non-employee members of the Board of Directors. Such members will each be granted an option to purchase 2,000 shares of Common Stock on the last day of each December on which regular trading occurs on the Nasdaq Stock Market, at an exercise price equal to the fair market value of such stock on the date of grant. Such options will be exercisable during the period of ten years and one day from the date of grant of the option. In addition, upon the exercise of an option by a non-employee director, the Company will pay a supplemental cash amount equal to the greater of the Company's minimum federal and state tax withholding obligation with respect to the exercise of the option and such supplemental payment, or an amount sufficient to defray the federal and state tax consequences to the non-employee director attributable to the exercise of the option and such supplemental payment. The effective date of the 1998 plan is January 1, 1998 and the plan has a ten year term. No options were granted under the plan as of August 28, 1998.

1989 DIRECTORS' STOCK OPTION PLAN. On January 9, 1990, the stockholders approved the Wegener Corporation 1989 Directors' Incentive Plan permitting certain participating directors of the Company to be eligible to receive incentive awards consisting of common stock of the Company, performance units or stock appreciation rights payable in stock or cash, or non-qualified stock options to purchase such stock, or any combination of the foregoing, together with supplemental cash payments. During the second quarter of fiscal 1995, the Company amended the 1989 Directors' Stock Option Plan to increase the aggregate number of shares of common stock that may be awarded from 100,000 to 300,000 shares; to remove the ineligibility provision for certain directors; and to grant annually to each non-employee director, options to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of such stock on the date of grant. The exercise price per share for non-qualified stock options or stock appreciation rights shall not be less than 85% of fair market value on the date the award is made or not more than nine trading days immediately preceding such date. The expiration period for a non-qualified stock option shall be ten years and one day from the date of the grant. The expiration period for stock appreciation rights, including any extension, shall not exceed ten years from the date of grant. During fiscal 1998 options were granted for 44,000 shares of common stock at exercise prices ranging from $1.44 to $2.00. Subsequent to August 28, 1998, options for 46,000 shares with exercise prices ranging from $2.00 to $12.13 were cancelled and reissued at an exercise price of $1.41. Options for 4,000 shares of common stock were granted in each of fiscal years 1997 and 1996 at exercise prices of $3.94 and $12.13, respectively. Additionally, during fiscal 1997, options for 193,000 shares of common stock with exercise prices ranging from $1.50 to $7.00 were cancelled and reissued at an exercise price of $1.44 per share. At August 28, 1998, 2,000 common stock shares remained available for awards under the plan. This plan will terminate and expire effective December 1, 1999.

1988 INCENTIVE PLAN. On January 10, 1989, the stockholders approved the 1988 Incentive Plan providing to key employees other than directors of the Company, incentive awards consisting of common stock, performance units or stock appreciation rights payable in stock or cash; or incentive or non-qualified stock options to purchase stock; or any combination of the above, together with supplemental cash payments. The aggregate number of shares issuable under the 1988 plan is 750,000 common shares. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights will be equal to 100% of the fair market value or, in the case of an option granted to a 10% or greater stockholder, l10% of the fair market value. The exercise price for any other option and stock appreciation rights shall be at least 85% of the fair market value on the date the option is granted. The exercise period for non-qualified stock options shall be ten years and one day from the date of the grant, and the expiration period for an incentive stock option or stock appreciation rights shall not exceed ten years from the date of the grant. During fiscal 1998 options were granted for 150,000 shares of common stock at exercise prices of $1.44 and $2.00. Subsequent to August 28, 1998, options for 105,000 shares at an exercise price of $2.00 were cancelled and reissued at an exercise price of $1.41. During fiscal 1997 options for 180,250 shares of common stock with exercise prices ranging from $1.50 to $7.00 per share were cancelled and reissued at an exercise price of $1.44 per share. In addition, during fiscal 1997 new options were granted for 150,000

                                            Wegener Corporation and Subsidiaries

shares of common stock at an exercise price of $1.44 per share. At August 28, 1998, 211,465 shares remained available for awards under the plan. This plan will terminate and expire effective December 1, 1998.

A summary of stock option transactions for the above plans follows:

                                                                    Weighted
                                    Number        Range of           Average
                                  of Shares    Exercise Prices   Exercise Price
--------------------------------------------------------------------------------
Outstanding at
    September 1, 1995              458,644     $ .43 -  7.00         $ 3.34
       Granted                       4,000             12.13          12.13
       Exercised                   (28,144)      .43 -   .75            .91
--------------------------------------------------------------------------------
Outstanding at
    August 30, 1996                434,500     $  .75 -12.13         $ 3.58
       Granted or reissued         527,250      1.44 -  3.94           1.46
       Exercised                    (5,500)      .75 -  1.50           1.13
       Forfeited or cancelled     (377,250)     1.50 -  7.00           4.28
--------------------------------------------------------------------------------
Outstanding at
    August 29, 1997                579,000     $  .75 -12.13         $ 1.55
       Granted                     194,000      1.44 -  2.00           1.80
       Exercised                   (26,250)      .75 -  1.44           1.12
       Forfeited or cancelled      (10,750)      .75 -  1.44           1.36
--------------------------------------------------------------------------------
OUTSTANDING AT
    AUGUST 28, 1998                736,000     $  .75 -12.13         $ 1.63
--------------------------------------------------------------------------------
Options exercisable at
    AUGUST 28, 1998                386,000       $.75 -12.13         $ 1.63
    August 29, 1997                315,500        .75 -12.13           1.65
--------------------------------------------------------------------------------

Weighted average fair value of options            Per Share        Aggregate
    granted during the year ended               Option Value         Total
--------------------------------------------------------------------------------
AUGUST 28, 1998                                     $ .91          $175,493
August 29, 1997                                       .76           198,562
August 30, 1996                                      7.40            29,607
--------------------------------------------------------------------------------

The weighted average remaining contractual life of options outstanding at August 28, 1998 was 4.6 years.

The Company applies APB Opinion No. 25 in accounting for its stock incentive plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. If compensation cost had been determined under SFAS No. 123 based on the fair value of stock options at the grant date, the Company's net earnings (loss) and earnings (loss) per share for the fiscal years 1998, 1997 and 1996 would have changed to the pro forma amounts below:

                                                     Year ended
                                      ------------------------------------------
                                       AUGUST 28,     August 29,      August 30,
                                          1998           1997            1996
--------------------------------------------------------------------------------
Net earnings (loss)
    As Reported                       $ 2,760,183    $(1,809,200)    $ 1,456,078
    Pro Forma                           2,676,143     (1,902,485)      1,426,471
--------------------------------------------------------------------------------
Earnings (loss) per share
    As Reported
        Basic                         $       .24    $      (.19)    $       .17
        Diluted                               .23           (.19)            .17
    Pro Forma
        Basic                                 .23           (.20)            .16
        Diluted                               .22           (.20)            .16
--------------------------------------------------------------------------------

Wegener Corporation and Subsidiaries

Pro forma net earnings (loss) reflects only options granted during fiscal years 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to September 2, 1995 is not considered.

The fair value of stock options used to compute pro forma net earnings (loss) and earnings (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998, 1997 and 1996. No dividend yield for all years; expected volatility of 60% in 1998 and 1997 and 40% in 1996; a risk free interest rate of 5.6% in 1998, 6.6% in 1997 and 5.6% in 1996; and an expected option life of 3.9 years in 1998, 4.5 years in 1997 and 10.0 years in 1996.

OTHER OPTIONS, AWARDS AND WARRANTS. At August 28, 1998, options for 22,500 common shares, fully exercisable at a price of $2.44 per share, expiring on December 8, 1998, were outstanding. During fiscal 1996 options for 4,500 common shares were exercised. In conjunction with a private placement of common stock during fiscal 1995 the Company issued warrants for 45,000 shares at an exercise price of $3.00 per share expiring on June 23, 1997. During fiscal 1997, warrants for 11,250 common shares expired. During fiscal 1996, warrants for 33,750 common shares were exercised. In addition, stock awards issued under the 1988 Incentive Plan of 12,500 shares remained outstanding at August 28, 1998.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirements Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefits plans but does not change measurement or recognition of those plans. Also, SFAS No. 132 requires additional information on changes in the benefit obligations and fair values of plan assets. Presently, the Company does not offer pensions or postretirement benefits. Adoption of SFAS No. 132 will not have an effect on the Company's financial position or results of operations.

10.  EMPLOYEE BENEFIT PLANS.

WCI has a profit-sharing plan covering substantially all employees. Amounts to be contributed to the plan each year are determined at the discretion of the Board of Directors subject to legal limitations. No contributions were declared for fiscal years 1998, 1997 and 1996.

Eligible WCI employees are permitted to make contributions, up to certain regulatory limits, to the plan on a tax deferred basis under Section 401(k) of the Internal Revenue Code. The plan provides for a minimum company matching contribution on a quarterly basis at the rate of 25% of employee contributions with a quarterly discretionary match subject to WCI's profitability. All matching contributions are in the form of Company stock or cash at the discretion of the Company's Board of Directors. Matching Company contributions in the form of common stock were approximately $124,000 in fiscal 1998, $90,000 in fiscal 1997 and $37,000 in fiscal 1996.

11.  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

WCI operates in a single industry segment of the manufacture and sale of satellite communications electronics equipment. General corporate expenses included in selling, general and administrative expense were approximately $456,000, $578,000, and $412,000 in 1998, 1997 and 1996 respectively. Net equipment sales to foreign customers were $2,712,000 for the year ended August 28, 1998, $2,964,000 for the year ended August 29, 1997, and $2,549,000 for the year ended August 30, 1996. All foreign sales are denominated in U.S. dollars. Sales to foreign customers in 1998, 1997 and 1996 were primarily to customers located in Latin America, Canada, Asia and Europe. Profit margins on foreign sales are approximately the same as on domestic sales.

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network, and data communications industries. Single customers accounted for 34.2%, 11.0% and 14.2% of revenues in fiscal years 1998, 1997, and 1996, respectively. At August 28, 1998, three customers accounted for 23.7%, 13.6% and 13.2%, respectively of the Company's accounts receivable. At August 29, 1997, one customer accounted for 27.7% of the Company's accounts receivable. When deemed appropriate, the Company uses letters-of-credit and credit insurance to mitigate the credit risk associated with foreign sales.

Additionally, in June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires companies to report certain information about operating segments, products and services, geographical areas in which they operate, and major customers. The statement is effective for fiscal years beginning after December 15, 1997. The Company will be required to retroactively adopt this statement when it reports its operating results for the quarter and year ended August 27, 1999. The adoption is not expected to have a material impact on the Company's consolidated financial statements.

12.  STATEMENT OF CASH FLOWS

Interest payments were approximately $247,000, $563,000, and $592,000 for fiscal years 1998, 1997 and 1996, respectively. Income taxes paid in 1998 were $488,000 and none in 1997 and 1996. Non-cash investing and financing activities in fiscal 1998 were: (1) 48,184 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $124,000, and 950,658 shares of common stock were issued upon conversion of $1,285,000 principal amount of convertible debentures. Non-cash investing and financing activities in fiscal 1997 were: (1) equipment acquired under capital leases of approximately $20,000;
(2) 32,167 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $90,000, and (3) 2,131,987 shares of common stock were issued upon conversion of $3,850,000 principal amount of convertible debentures. Non-cash investing and financing activities in fiscal 1996 were: (1) equipment acquired under capital leases of approximately $380,000; (2) 6,517 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $65,000; and (3) 10,296 shares of treasury stock reissued for compensation valued at approximately $77,000.

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

/s/ Robert A. Placek

Robert A. Placek,
President, Chief Executive Officer
and Chairman of the Board


/s/ C. Troy Woodbury, Jr.

C. Troy Woodbury, Jr.
Treasurer and Chief Financial Officer


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
    of Wegener Corporation
Duluth, Georgia

     We have audited the accompanying consolidated balance sheets of Wegener Corporation and subsidiaries as of August 28, 1998 and August 29, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of three years in the period ended August 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wegener Corporation and subsidiaries as of August 28, 1998 and August 29, 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 28, 1998 in conformity with generally accepted accounting principles.


                                           /s/ BDO Seidman, LLP

Atlanta, Georgia                           BDO Seidman, LLP
October 22, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information contained under the caption "ELECTION OF DIRECTORS" in the Proxy Statement pertaining to the January 28, 1999 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference in partial response to this item. See also Item 1. "Business - Executive Officers of the Registrant" on page 8 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information contained under the captions "EXECUTIVE COMPENSATION" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," respectively, contained in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information contained under the captions "ELECTION OF DIRECTORS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" contained in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information contained under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" contained in the Proxy Statement is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1)  The  following   consolidated  financial  statements  of  Wegener
Corporation and subsidiaries and the related Report of Independent Certified Public Accountants thereon are filed as part of this report:

Consolidated Balance Sheets August 28, 1998 and August 29, 1997

Consolidated  Statements of Operations  Years ended August 28, 1998,  August 29,
  1997, and August 30, 1996

Consolidated  Statements  of  Shareholders'  Equity Years ended August 28, 1998,
  August 29, 1997, and August 30, 1996

Consolidated  Statements  of Cash Flows Years ended August 28, 1998,  August 29,
  1997, and August 30, 1996

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

     Separate financial statements of the Registrant have been omitted because the Registrant is primarily a holding company and all subsidiaries included in the consolidated financial statements are deemed to be totally held.

     (a) (2) The following consolidated financial statements schedule for Wegener Corporation and subsidiaries, and the related Report of Independent Certified Public Accountants are included herein, beginning on page 39:

     Schedule II Valuation and Qualifying Accounts Years ended August 28, 1998, August 29, 1997, and August 30, 1996

     (a) (3) The exhibits filed in response to Item 601 of Regulation S K are listed in the Exhibit Index on pages 41 and 42.

     (b) There were no reports on Form 8-K filed for the Quarter ended August 28, 1998.

     (c)  See Part IV, Item 14(a)(3).

     (d)  Not applicable.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
    of Wegener Corporation
Duluth, Georgia

     The audit referred to in our report dated October 22, 1998, relating to the consolidated financial statements of Wegener Corporation and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


                                             /s/ BDO Seidman, LLP

Atlanta, Georgia                             BDO Seidman, LLP
October 22, 1998

                                   SCHEDULE II
                      WEGENER CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                     Balance at     Charged to                                      Balance at
                                     Beginning       Costs and                                        End of
                                     of Period       Expenses       Write-offs      Recoveries        Period
                                     ---------       --------       ----------      ----------        ------
Allowance for doubtful
  accounts receivable:

YEAR ENDED AUGUST 28, 1998          $   361,743     $    75,000     $  (180,018)    $       266     $   256,991

Year ended August 29, 1997          $    57,912     $   356,555     $   (53,279)    $       555     $   361,743

Year ended August 30, 1996          $    41,602     $    60,000     $   (70,190)    $    26,500     $    57,912


Inventory Reserves:

YEAR ENDED AUGUST 28, 1998          $ 1,865,453     $ 1,150,000     $(1,576,764)    $       831     $ 1,439,520

Year ended August 29, 1997          $ 1,521,926     $   825,000     $  (481,473)    $        --     $ 1,865,453

Year ended August 30, 1996          $   736,290     $   775,000     $        --     $    10,636     $ 1,521,926

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

     *4.3 Promissory Note dated April 8, 1996 in favor of Lyon Credit Corporation and Wegener Communications, Inc. in the principal amount of $600,000 (1996 10Q, filed July 11, 1996,
                    Exhibit 4.1).

     4.5 Loan and Security Agreement - First Amendment dated August 4, 1998 by and between Wegener Communications, Inc. and LaSalle National Bank respecting $10,000,000 combined revolving credit note and term note.

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

     *10.4 1989 Directors' Incentive Plan (1990 10-K, filed November 29, 1990, Exhibit 10.9).

     *10.4.1        Amendment  to  1989  Directors'   Incentive  Plan  effective
                    February 1, 1995 (1995 10-K, filed December 13, 1996).

     10.5           1998  Incentive  Plan  (1998  Form  S-8,   Registration  No.
                    333-51205, filed April 28, 1998, Exhibit 10.1).

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

 WEGENER CORPORATION
 Date:  November 9, 1998                By  /s/ Robert A. Placek
                                           ----------------------------------
                                           Robert A. Placek
                                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 9th day of November, 1998.

Signature                                        Title

 /s/ Robert A. Placek                         President, Chief Executive Officer
-----------------------------                 and Chairman of the Board
Robert A. Placek                              (Principal Executive Officer)

 /s/ C. Troy Woodbury, Jr.                    Treasurer and Chief Financial
-----------------------------                 Officer, Director (Principal
C. Troy Woodbury, Jr.                         Accounting Officer)

 /s/ James T. Traicoff                        Controller
-----------------------------
James T. Traicoff

 /s/ James H. Morgan, Jr.                     Director
-----------------------------
James H. Morgan, Jr.

 /s/ Joe K. Parks                             Director
-----------------------------
Joe K. Parks

 /s/ Thomas G. Elliot                         Director
-----------------------------
Thomas G. Elliot

DIRECTORS
Robert A. Placek
Chairman of the Board,
President and Chief
Executive Officer
Wegener Corporation

James H. Morgan, Jr., Esq.
Partner
Smith, Gambrell & Russell

C. Troy Woodbury, Jr.
Treasurer and Chief
Financial Officer
Wegener Corporation

Joe K. Parks
Retired, Served as
Laboratory Director
Systems Development Laboratory
Georgia Tech Research Institute
Georgia Institute of Technology

Thomas G. Elliot
Senior Vice President of
Technical Projects
CableLabs


OFFICERS
Robert A. Placek
Chairman of the Board,
President and Chief
Executive Officer

Keith N. Smith
President, Wegener
Communications, Inc.

C. Troy Woodbury, Jr.
Treasurer and Chief
Financial Officer

James T. Traicoff
Controller


INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS
BDO Seidman, LLP
285 Peachtree Center Avenue
Suite 800
Atlanta, Georgia 30303-1230


TRANSFER AGENT
Securities Transfer Corporation
16910 Dallas Parkway
Suite 100
Dallas, Texas 75248


CORPORATE
HEADQUARTERS
11350 Technology Circle
Duluth/Atlanta, Georgia 30097-1502


ANNUAL MEETING
The annual meeting of stockholders will be held on January 28, 1999 at 7 p.m. at the Corporate Headquarters.


COMMON STOCK NASDAQ
NASDAQ Small-Cap Market Symbol:
WGNR


FORM 10-K REPORT
Wegener Corporation's Annual Report on Form 10-K, filed with the Securities and Exchange Commission, is available free of charge by written request to:
     Elaine Miller, Secretary
     Investor Relations
     Wegener Corporation
     11350 Technology Circle
     Duluth, Georgia 30097-1502


WEB SITE
HTTP://WWW.WEGENER.COM


QUARTERLY COMMON
STOCK PRICES
The Company's common stock is traded on the NASDAQ Small-Cap Market. The quarterly ranges of high and low closing sale prices for fiscal 1998 and 1997 were as follows:

                            High       Low
--------------------------------------------

FISCAL YEAR ENDING AUGUST 28, 1998

First Quarter             $2 3/4    $1 7/16

Second Quarter             2 11/32   1 3/8

Third Quarter              3 19/32   2 1/32

Fourth Quarter             3 5/32    1 5/8
--------------------------------------------

Fiscal Year Ending August 29, 1997

First Quarter             $ 6       $3 7/8

Second Quarter             4 1/8     2 5/8

Third Quarter              3 7/8     1 7/16

Fourth Quarter             3 1/2     1 13/16
--------------------------------------------

The Company had approximately 426* shareholders of record at November 2, 1998. The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

*(This number does not reflect beneficial ownership of shares held in nominee names).