Form 10-Q
period 1998-11-27
WEGENER CORP
filed 1999-01-11
CIK 715073

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 1998

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

                  REGISTRANT'S WEB SITE: HTTP://WWW.WEGENER.COM

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                  YES  [ X ]                     NO  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1998.

Common Stock, $.01 par value                             11,980,825 Shares
----------------------------                        ----------------------------
           Class                                    Outstanding December 31,1998

                      WEGENER CORPORATION AND SUBSIDIARIES
                Form 10-Q For the Quarter Ended November 27, 1998

                                      INDEX
                                                                         Page(s)
                                                                         -------
PART I.  Financial Information

Item 1.  Consolidated Financial Statements

         Introduction ........................................................3

         Consolidated Statements of Operations
         (Unaudited) - Three Months Ended
         November 27, 1998 and November 28, 1997 .............................4

         Consolidated Balance Sheets - November 27,
         1998 (Unaudited) and August 28, 1998 ................................5

         Consolidated Statements of Shareholders' Equity
         (Unaudited) -  Three Months Ended November 27,
         1998 and November 28, 1997 ..........................................6

         Consolidated Statements of Cash Flows
         (Unaudited) - Three Months Ended November 27,
         1998 and November 28, 1997 ..........................................7

         Notes to Consolidated Financial
         Statements (Unaudited) ...........................................8-10

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................11-14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........14

PART II. Other Information

Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  Exhibits and Reports on Form 8-K ...................................15

         Signatures .........................................................16

PART I. FINANCIAL INFORMATION                       Item 1. Financial Statements
-----------------------------                       ----------------------------

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of November 27, 1998; the consolidated statements of shareholders' equity as of November 27, 1998 and November 28,
1997; the consolidated statements of operations for the three months ended November 27, 1998 and November 28, 1997; and the consolidated statements of cash flows for the three months ended November 27, 1998 and November 28, 1997 have been prepared without audit. The consolidated balance sheet as of August 28, 1998 has been examined by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the
Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended August 28, 1998, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended
                                                  NOVEMBER 27,     November 28,
                                                      1998             1997
--------------------------------------------------------------------------------

Revenues                                          $  6,466,251     $  6,706,020
--------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                            4,367,280        4,531,739
    Selling, general, and administrative             1,125,739        1,050,310
    Research and development                           633,639          669,896
--------------------------------------------------------------------------------

Operating costs and expenses                         6,126,658        6,251,945
--------------------------------------------------------------------------------

Operating income                                       339,593          454,075
    Interest expense                                   (43,496)         (75,786)
    Interest income                                     82,956           77,634
--------------------------------------------------------------------------------

Earnings before income taxes                           379,053          455,923

Income tax expense                                     148,000          173,000
--------------------------------------------------------------------------------

Net earnings                                      $    231,053     $    282,923
================================================================================

Net earnings per share:
    Basic                                         $        .02     $        .02
    Diluted                                       $        .02     $        .02
================================================================================

Shares used in per share calculation
    Basic                                           11,971,877       11,345,504
    Diluted                                         12,035,217       11,977,657
================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            NOVEMBER 27,      August 28,
                                                                1998             1998
-----------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                               $  8,149,008     $  6,492,760
    Accounts receivable                                        4,541,569        5,314,938
    Inventories                                                7,321,074        7,120,393
    Deferred income taxes                                      1,030,000        1,011,000
    Other                                                         54,143           23,710
-----------------------------------------------------------------------------------------

        Total current assets                                  21,095,794       19,962,801

Property and equipment                                         4,494,578        4,523,297
Capitalized software costs                                     1,139,165        1,211,914
Other assets                                                     197,794          207,002
-----------------------------------------------------------------------------------------

                                                            $ 26,927,331     $ 25,905,014
=========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                        $  2,483,430     $  2,113,205
    Accrued expenses                                           1,327,470        1,490,041
    Customer deposits                                          1,449,486          784,621
    Current maturities of long-term obligations                  690,730          597,664
-----------------------------------------------------------------------------------------

       Total current liabilities                               5,951,116        4,985,531

Long-term obligations, less current maturities                 1,041,704        1,231,338
Deferred income taxes                                            580,000          608,000
-----------------------------------------------------------------------------------------

       Total liabilities                                       7,572,820        6,824,869
-----------------------------------------------------------------------------------------

Commitments

Shareholders' equity
     Common stock, $.01 par value, 20,000,000 shares
          authorized; 12,314,575 shares issued                   123,146          123,146
     Additional paid-in capital                               19,427,706       19,407,417
     Retained earnings (deficit)                                 113,561         (117,492)
     Less treasury stock, at cost (333,750 and 358,546
          shares)                                               (309,902)        (332,926)
-----------------------------------------------------------------------------------------


            Total shareholders' equity                        19,354,511       19,080,145
-----------------------------------------------------------------------------------------

                                                            $ 26,927,331     $ 25,905,014
=========================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                  Common Stock            Additional     Retained              Treasury Stock
                                                  ------------             Paid-in       Earnings              --------------
                                              Shares         Amount        Capital       (Deficit)          Shares         Amount
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, at August 29, 1997                 11,363,917    $   113,639    $18,084,700    $(2,877,675)       (432,730)    $  (401,810)

    Treasury stock reissued through
       stock options and 401(k) plan                --             --         13,466             --           8,243           7,654
    Issuance of common stock for
       convertible debentures                  659,023          6,590        925,635             --              --              --
    Net earnings for the three months               --             --             --        282,923              --              --
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, at November 28, 1997               12,022,940    $   120,229    $19,023,801    $(2,594,752)       (424,487)    $  (394,156)
====================================================================================================================================

BALANCE, at August 28, 1998                 12,314,575    $   123,146    $19,407,417    $  (117,492)       (358,546)    $  (332,926)

    Treasury stock reissued through
       stock options and 401(k) plan                --             --         20,289             --          24,796          23,024
    Net earnings for the three months               --             --             --        231,053              --              --
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, AT NOVEMBER 27, 1998               12,314,575    $   123,146    $19,427,706    $   113,561        (333,750)    $  (309,902)
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                             Three months ended
                                                        NOVEMBER 27,     November 28,
                                                            1998             1997
-------------------------------------------------------------------------------------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES
    Net earnings                                        $    231,053     $    282,923
    Adjustments to reconcile net earnings to
           cash provided by operating activities
        Depreciation and amortization                        407,123          422,265
        Issuance of treasury stock for
            compensation expenses                             42,954           21,120
        Inventory reserves                                    50,000           50,000
        Deferred income taxes                                (47,000)         173,000
    Changes in assets and liabilities
            Accounts receivable                              773,369         (242,053)
            Inventories                                     (250,681)         275,045
            Other assets                                     (30,433)           4,511
            Accounts payable and accrued expenses            207,654         (278,225)
            Customer deposits                                664,865        8,064,026
-------------------------------------------------------------------------------------

                                                           2,048,904        8,772,612
-------------------------------------------------------------------------------------

CASH PROVIDED (USED) BY INVESTMENT ACTIVITIES
    Property and equipment expenditures                     (200,168)        (148,008)
    Capitalized software additions                           (84,647)        (121,872)
-------------------------------------------------------------------------------------

                                                            (284,815)        (269,880)
-------------------------------------------------------------------------------------

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
    Proceeds from long-term debt                           1,359,508               --
    Repayment of long-term debt and capitalized
        lease obligations                                 (1,456,076)        (135,000)
    Debt issuance cost                                       (11,632)              --
    Proceeds from stock options exercised                        359               --
-------------------------------------------------------------------------------------

                                                            (107,841)        (135,000)
-------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents           1,656,248        8,367,732
Cash and cash equivalents, beginning of period             6,492,760        2,242,433
-------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                $  8,149,008     $ 10,610,165
=====================================================================================

Supplemental  disclosure  of cash flow  information:
  Cash paid during the three
    months for:
          Interest                                      $     53,569     $     80,134
          Income taxes                                  $         --     $         --
=====================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Significant Accounting Policies

        The significant accounting policies followed by the Company are set forth in Note 1 to the Company's audited consolidated financial statements included in the annual report on Form 10-K for the year ended August 28, 1998.

        Earnings Per Share

        In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No, 128, "Earnings Per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS), and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires a dual presentation of basic and diluted EPS.

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

        Comprehensive Net Income

        During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income," (SFAS 130) which establishes standards for the reporting of comprehensive income and its components in financial statements.
        Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the three months ending November 27, 1998 and November 28, 1997 the Company's net income and total comprehensive income were the same.

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

        Fiscal Year

        The Company uses a fifty-two, fifty-three week year. The fiscal year ends on the Friday closest to August 31. Fiscal years 1999 and 1998 contain fifty-three and fifty-two weeks, respectively.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 2  Accounts Receivable

        Accounts receivable are summarized as follows:

                                       NOVEMBER 27,     August 28,
                                           1998            1998
                                       -----------     -----------
                                       (UNAUDITED)

        Accounts receivable - trade    $ 4,532,000     $ 5,139,414
        Recoverable income taxes           124,000         295,000
        Other receivables                  136,321         137,515
                                       -----------     -----------
                                         4,792,321       5,571,929
        Less allowance for
             doubtful accounts            (250,752)       (256,991)
                                       -----------     -----------

                                       $ 4,541,569     $ 5,314,938
                                       ===========     ===========

Note 3  Inventories

        Inventories are summarized as follows:

                                       NOVEMBER 27,     August 28,
                                           1998            1998
                                       -----------     -----------
                                       (UNAUDITED)

        Raw material                   $ 2,764,020     $ 2,692,937
        Work-in-process                  3,188,764       3,139,249
        Finished goods                   2,859,984       2,727,727
                                       -----------     -----------
                                         8,812,768       8,559,913

        Less inventory reserves         (1,491,694)     (1,439,520)
                                       -----------     -----------

                                       $ 7,321,074     $ 7,120,393
                                       ===========     ===========

Note 4  Income Taxes

        For the three months ended November 27, 1998, income tax expense of $148,000 was comprised of a current federal and state income tax expense of $171,000 and $24,000, respectively, and a deferred federal and state tax benefit of $42,000 and $5,000, respectively. Net deferred tax assets increased $47,000 in the first quarter.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 5  Earnings Per Share

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.

                                                                            Three months ended
                                         ----------------------------------------------------------------------------------------

                                                    NOVEMBER 27, 1998                              November 28, 1997
                                         -----------------------------------------       ----------------------------------------
                                                                              PER                                            Per
                                           EARNINGS           SHARES         SHARE         Earnings         Shares          share
                                         (NUMERATOR)       (DENOMINATOR)    AMOUNT       (Numerator)     (Denominator)     amount
                                         -----------       -------------    ------       -----------     -------------     ------
Net earnings                               $231,053                                        $282,923
                                           ========                                        ========

Basic earnings per share:
    Net earnings available
        to common shareholders             $231,053         11,971,877       $0.02         $282,923       11,345,504        $0.02
                                                                             =====                                          =====
Effect of dilutive potential common shares:
        Stock options                            --             63,340                           --          178,470
        Convertible debentures                   --                 --                        9,848          453,683
                                           --------         ----------                     --------       ----------
Diluted earnings per share:
    Net earnings available
        to common shareholders
        plus assumed conversions           $231,053         12,035,217       $0.02         $292,771       11,977,657        $0.02
                                           ========         ==========       =====         ========       ==========        =====

Stock options which were excluded from the diluted net earnings per share calculation due to their anti-dilutive effect are as follows:

                                                Three months ended
                                       ----------------------------------
                                         NOVEMBER 27,        November 28,
                                             1998                1997
                                       ==============      ==============
Common stock options:
    Number of shares                          173,500              48,500
    Range of exercise prices           $2.00 TO 12.13      $2.44 to 12.13
                                       ==============      ==============

                      WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended August 28, 1998 contained in the Company's 1998 Annual Report on Form 10-K.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, future business or product development plans, research and development activities, capital spending, financing sources or capital structure, the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, material availability, new and existing well-capitalized competitors, and other uncertainties detailed in the Company's Form 10-K for the year ended August 28, 1998 and from time to time in the Company's periodic Securities and Exchange Commission filings.

The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries.

RESULTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 27, 1998 COMPARED TO THREE MONTHS
ENDED NOVEMBER 28, 1997

Net earnings were $231,000 or $0.02 per share for the three month period ended November 27, 1998, compared to $283,000 or $0.02 per share for the three month period ended November 28, 1997.

REVENUES - The Company's revenues for the first quarter of fiscal 1999 were $6,466,000, compared to $6,706,000 for the same period in fiscal 1998.

Direct Broadcast Satellite (DBS) revenues increased $319,000 or 5.9%, in the first quarter of fiscal 1999 to $5,674,000 from $5,355,000 for the same period in fiscal 1998. The increase was mainly due to an increase in shipments of digital video and audio products. Telecom and Custom Products Group revenues decreased $534,000 or 47.3% to $595,000 in the first quarter of fiscal 1999 from $1,129,000 in the first quarter of fiscal 1998. The decrease was mainly due to lower levels of shipments of cue and control equipment to provide local commercial insertion capabilities to cable television headend systems. The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI's backlog was approximately $11,600,000 at November 27, 1998, compared to $12,596,000 at August 28, 1998 and
$19,268,000 at November 28, 1997.

GROSS PROFIT MARGINS - Gross profit decreased $75,000 or 3.5% in the three month period ended November 27, 1998, compared to the three month period ended November 28, 1997, as a result of a decrease in revenues for the period. Gross profit as a percent of revenues was 32.5% in the first quarter of fiscal 1999 compared to 32.4% in the first quarter of fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses increased $76,000 or 7.2% to $1,126,000 in the first quarter of fiscal 1999 from $1,050,000 in the first quarter of fiscal 1998. The increase was primarily due to higher levels of selling and marketing, compensation, and maintenance expenses. As a percentage of revenues, selling, general and administrative expenses were 17.4% for the three month period ended November 27, 1998 compared to 15.7% for the same period ended November 28, 1997.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $718,000 or 11.1% of revenues in the first quarter of fiscal 1999 compared to $777,000 or 11.6% of revenues for the same period of fiscal 1998. Capitalized software development costs amounted to $85,000 in the first quarter of fiscal 1999 compared to $107,000 in the first quarter of fiscal 1998. Research and development expenses, excluding capitalized software development costs, were $634,000 or 9.8% of revenues in the first quarter of fiscal 1999, and $670,000 or 10.0% of revenues in the same period of fiscal 1998. The decrease in expenses was primarily due to lower proto-type material expenses.

INTEREST EXPENSE - Interest expense decreased $33,000 to $43,000 in the first quarter of fiscal 1999 from $76,000 in the same period in fiscal 1998. The decrease was primarily due to a decrease in the average outstanding balance of the convertible debentures and a decrease in the interest rate on the mortgage debt.

INTEREST  INCOME -  Interest  income  was  $83,000  for the three  months  ended
November 27, 1998 compared to $78,000 for the same period ended November 28, 1997.

INCOME TAX EXPENSE - For the three months ended November 27, 1998, income tax expense of $148,000 was comprised of a current federal and state income tax expense of $171,000 and $24,000, respectively, and a deferred federal and state tax benefit of $42,000 and $5,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES
THREE MONTHS ENDED NOVEMBER 27, 1998

During the first quarter of fiscal 1999, operating activities provided cash of $2,049,000. Net earnings adjusted for non-cash expenses provided $684,000 of cash, while changes in accounts receivable and customer deposit balances provided $1,438,000 of cash. Changes in inventories, accounts payable, and other assets used $73,000 of cash. Cash used by investing activities for property and equipment expenditures and capitalized software additions was $285,000. Financing activities used cash of $108,000 for scheduled repayments of long-term obligations.

On August 4, 1998, WCI amended its secured revolving line of credit and term loan facility (loan facility) with a bank to provide a maximum available credit limit of $10,000,000 (previously $8,500,000). The credit limit increase provides for advances of up to 70% of the appraised value of certain real property subject to a sublimit of $1,500,000. The loan facility was also amended to extend the term through June 21, 2000 or upon demand, to reduce the interest rate to the bank's prime rate (7.75% at November 27, 1998) (previously prime plus 1/2% on the revolving line and prime plus 1 1/2% on the term line) and to amend the annual facility fee to $55,000 plus an additional .75% of $3,000,000, if borrowings exceed $5,500,000 (previously $85,000). Advances for real property are payable over 35 months and bear interest at a fixed annual rate of 250 basis points over the five year U.S. Treasury rate in effect at the time of disbursement. During the first quarter of fiscal 1999, $1,360,000 was advanced to pay off the existing mortgage note balance. At the time of disbursement the annual interest rate was set at 6.519%.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw material inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. Revolving line of credit advances plus equipment term loan advances are subject to a sublimit of $8,500,000. At November 27, 1998, outstanding balances on real property advances were $1,321,000. No balances were outstanding on the revolving line of credit or equipment term loan portions of the loan facility. Additionally, at November 27, 1998, approximately $3,790,000 was available to borrow under the advance formulas.

The Company expects that its current cash and cash equivalents combined with expected cash flows from operating activities and the Company's available line-of-credit will be sufficient to support the Company's operations during fiscal 1999.

YEAR 2000

State of Readiness
------------------

Management of the Company has reviewed the Company's current information systems and has found them, with a few minor exceptions, to be Year 2000 compliant. However, the Company is currently in the process of replacing its older information systems with new systems that offer easier access to more data and are certified to be able to handle the Year 2000 transition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No response to this item is required.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits:  27 - Financial Data Schedule

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended November 27, 1998.

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

                                        WEGENER CORPORATION
                                        -------------------
                                        (Registrant)


Date:  January 11, 1999                 By: /s/ Robert A. Placek
                                        -------------------------------------
                                                Robert A. Placek
                                                President
                                                (Principal Executive Officer)



Date:  January 11, 1999                 By: /s/ C. Troy Woodbury, Jr.
                                        -------------------------------------
                                                C. Troy Woodbury, Jr.
                                                Treasurer and Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)