Form 10-Q
period 1999-02-26
WEGENER CORP
filed 1999-04-01
CIK 715073

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 1999

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

                          YES  [X]               NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 25, 1999.

Common Stock, $.01 par value                               11,864,089 Shares
----------------------------                          --------------------------
           Class                                      Outstanding March 25, 1999

                      WEGENER CORPORATION AND SUBSIDIARIES
                Form 10-Q For the Quarter Ended February 26, 1999

                                      INDEX
                                                                         Page(s)
                                                                         -------

PART I.  Financial Information

  Item 1.  Consolidated Financial Statements

           Introduction .......................................................3

           Consolidated Statements of Operations
           (Unaudited) - Three and Six Months Ended
           February 26, 1999 and February 27, 1998 ............................4

           Consolidated Balance Sheets - February 26,
           1999 (Unaudited) and August 28, 1998 ...............................5

           Consolidated Statements of Shareholders' Equity
           (Unaudited) - Six Months Ended February 26,
           1999 and February 27, 1998 .........................................6

           Consolidated Statements of Cash Flows
           (Unaudited) - Six Months Ended February 26,
           1999 and February 27, 1998 .........................................7

           Notes to Consolidated Financial
           Statements (Unaudited) ..........................................8-11

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................12-16

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........16

PART II. Other Information

  Item 1.   None
  Item 2.   None
  Item 3.   None
  Item 4.   Submission of Matters to a Vote of Security Holders ..............17
  Item 5.   None
  Item 6.   Exhibits and Reports on Form 8-K .................................17

           Signatures ........................................................18

PART I. FINANCIAL INFORMATION                       Item 1. Financial Statements
-----------------------------                       ----------------------------

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of February 26, 1999; the consolidated statements of shareholders' equity as of February 26, 1999 and February 27, 1998; the consolidated statements of operations for the three and six months ended February 26, 1999 and February 27, 1998; and the consolidated statements of cash flows for the six months ended February 26, 1999 and February 27, 1998 have been prepared without audit. The consolidated balance sheet as of August 28, 1998 has been examined by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the
Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 1998, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three months ended                 Six months ended
                                            FEBRUARY 26,     February 27,     FEBRUARY 26,     February 27,
                                                1999             1998             1999             1998
-----------------------------------------------------------------------------------------------------------
Revenues                                    $  7,025,955     $ 10,165,264     $ 13,492,206     $ 16,871,284
-----------------------------------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                      4,476,980        6,472,192        8,844,260       11,003,931
    Selling, general, and administrative       1,267,010        1,194,904        2,392,749        2,245,214
    Research and development                     724,481          698,390        1,358,120        1,368,286
-----------------------------------------------------------------------------------------------------------

Operating costs and expenses                   6,468,471        8,365,486       12,595,129       14,617,431
-----------------------------------------------------------------------------------------------------------

Operating income                                 557,484        1,799,778          897,077        2,253,853
    Interest expense                             (34,887)         (62,893)         (78,383)        (138,679)
    Interest income                               92,961          157,922          175,917          235,556
-----------------------------------------------------------------------------------------------------------

Earnings before income taxes                     615,558        1,894,807          994,611        2,350,730

Income tax expense                               220,000          720,000          368,000          893,000
-----------------------------------------------------------------------------------------------------------

Net earnings                                $    395,558     $  1,174,807     $    626,611     $  1,457,730
===========================================================================================================

Net earnings per share:
    Basic                                   $        .03     $        .10     $        .05     $        .13
    Diluted                                 $        .03     $        .10     $        .05     $        .12
===========================================================================================================

Shares used in per share calculation
    Basic                                     12,001,631       11,826,964       11,986,754       11,586,234
    Diluted                                   12,206,553       12,003,591       12,131,871       11,967,977
===========================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                          FEBRUARY 26,      August 28,
                                                              1999             1998
---------------------------------------------------------------------------------------
ASSETS
Current assets
    Cash and cash equivalents                             $  7,442,596     $  6,492,760
    Accounts receivable                                      4,839,404        5,314,938
    Inventories                                              6,760,547        7,120,393
    Deferred income taxes                                    1,085,500        1,011,000
    Other                                                      149,660           23,710
---------------------------------------------------------------------------------------

        Total current assets                                20,277,707       19,962,801

Property and equipment                                       4,415,438        4,523,297
Capitalized software costs                                   1,114,760        1,211,914
Other assets                                                    59,051          207,002
---------------------------------------------------------------------------------------

                                                          $ 25,866,956     $ 25,905,014
=======================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                      $  1,680,216     $  2,113,205
    Accrued expenses                                         1,591,082        1,490,041
    Customer deposits                                          972,719          784,621
    Current maturities of long-term obligations                644,511          597,664
---------------------------------------------------------------------------------------

       Total current liabilities                             4,888,528        4,985,531

Long-term obligations, less current maturities                 897,167        1,231,338
Deferred income taxes                                          571,000          608,000
---------------------------------------------------------------------------------------

       Total liabilities                                     6,356,695        6,824,869
---------------------------------------------------------------------------------------

Commitments

Shareholders' equity
     Common stock, $.01 par value, 20,000,000 shares
          authorized; 12,314,575 shares issued                 123,146          123,146
     Additional paid-in capital                             19,450,451       19,407,417
     Retained earnings (deficit)                               509,119         (117,492)
     Less treasury stock, at cost (450,486 and 358,546
          shares)                                             (572,455)        (332,926)
---------------------------------------------------------------------------------------

            Total shareholders' equity                      19,510,261       19,080,145
---------------------------------------------------------------------------------------

                                                          $ 25,866,956     $ 25,905,014
=======================================================================================

      See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                    Common Stock          Additional                        Treasury Stock
                                                    ------------            Paid-in                         --------------
                                                Shares        Amount        Capital       Deficit        Shares         Amount
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, at August 29, 1997                    11,363,917   $   113,639   $18,084,700   $(2,877,675)      (432,730)   $  (401,810)

    Treasury stock reissued through
       stock options and 401(k) plan                   --            --        20,670            --         22,325         20,730
    Issuance of common stock for
       convertible debentures                     950,658         9,507     1,238,320            --             --             --
    Net earnings for the six months                    --            --            --     1,457,730             --             --
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, AT FEBRUARY 27, 1998                  12,314,575   $   123,146   $19,343,690   $(1,419,945)      (410,405)   $  (381,080)
=================================================================================================================================

BALANCE, at August 28, 1998                    12,314,575   $   123,146   $19,407,417   $  (117,492)      (358,546)   $  (332,926)

    Treasury stock reissued through
       stock options and 401(k) plan                   --            --        43,034            --         53,060         49,268
    Treasury stock repurchased                         --            --            --            --       (145,000)      (288,797)
    Net earnings for the six months                    --            --            --       626,611             --             --
---------------------------------------------------------------------------------------------------------------------------------

     BALANCE, AT FEBRUARY 26, 1999             12,314,575   $   123,146   $19,450,451   $   509,119       (450,486)   $  (572,455)
=================================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                 Six months ended
                                                            FEBRUARY 26,   February 27,
                                                               1999           1998
--------------------------------------------------------------------------------------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES
    Net earnings                                           $   626,611    $ 1,457,730
    Adjustments to reconcile net earnings to
           cash provided (used) by operating activities
        Depreciation and amortization                          817,496        966,135
        Issuance of treasury stock for
            compensation expenses                               84,755         38,682
        Bad debt allowance                                      50,000             --
        Inventory reserves                                     150,000        350,000
        Deferred income taxes                                 (111,500)       893,000
    Changes in assets and liabilities
            Accounts receivable                                425,534        638,651
            Inventories                                        209,846      1,043,883
            Other assets                                      (137,583)        16,381
            Accounts payable and accrued expenses             (331,948)      (709,998)
            Customer deposits                                  188,098      3,495,507
--------------------------------------------------------------------------------------

                                                             1,971,309      8,189,971
--------------------------------------------------------------------------------------

CASH PROVIDED (USED) BY INVESTMENT ACTIVITIES
    Property and equipment expenditures                       (270,187)      (246,460)
    Capitalized software additions                            (182,712)      (197,347)
--------------------------------------------------------------------------------------

                                                              (452,899)      (443,807)
--------------------------------------------------------------------------------------

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
    Proceeds from long-term debt                             1,359,508             --
    Purchase of treasury stock                                (288,797)            --
    Repayment of long-term debt and capitalized
        lease obligations                                   (1,646,832)      (284,072)
    Proceeds from stock options exercised                        7,547          2,719
--------------------------------------------------------------------------------------

                                                              (568,574)      (281,353)
--------------------------------------------------------------------------------------

Increase in cash and cash equivalents                          949,836      7,464,811
Cash and cash equivalents, beginning of period               6,492,760      2,242,433
--------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                   $ 7,442,596    $ 9,707,244
=====================================================================================

Supplemental disclosure of cash flow information:
    Cash paid during the six months for:
       Interest                                            $    88,456    $   140,806
       Income taxes                                        $        --    $        --
=====================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

          Comprehensive Net Income

          During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income," (SFAS 130) which establishes standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the three and six month periods ending February 26, 1999 and February 27, 1998 the Company's net income and total comprehensive income were the same.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2    ACCOUNTS RECEIVABLE

          Accounts receivable are summarized as follows:

                                            FEBRUARY 26,     August 28,
                                                1999            1998
                                            -----------     -----------
                                            (UNAUDITED)

          Accounts receivable - trade       $ 5,000,319     $ 5,139,414
          Recoverable income taxes                   --         295,000
          Other receivables                     139,837         137,515
                                            -----------     -----------
                                              5,140,156       5,571,929

          Less allowance for
               doubtful accounts               (300,752)       (256,991)
                                            -----------     -----------

                                            $ 4,839,404     $ 5,314,938
                                            ===========     ===========

NOTE 3    INVENTORIES

          Inventories are summarized as follows:

                                            FEBRUARY 26,     August 28,
                                                1999            1998
                                            -----------     -----------
                                            (UNAUDITED)

          Raw material                      $ 2,909,151     $ 2,692,937
          Work-in-process                     2,982,748       3,139,249
          Finished goods                      2,467,142       2,727,727
                                            -----------     -----------
                                              8,359,041       8,559,913

          Less inventory reserves            (1,598,494)     (1,439,520)
                                            -----------     -----------

                                            $ 6,760,547     $ 7,120,393
                                            ===========     ===========

NOTE 4    INCOME TAXES

          For the six months ended February 26, 1999, income tax expense of $368,000 was comprised of a current federal and state income tax expense of $439,300 and $40,200, respectively, and a deferred federal and state tax benefit of $101,300 and $10,200, respectively. Net deferred tax assets increased $111,500 in the first six months of fiscal 1999.

NOTE 5    EARNINGS PER SHARE

          The   following   tables   represent   required   disclosure   of  the
          reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.

                                                                            Three months ended
                                             ------------------------------------------------------------------------
                                                        FEBRUARY 26, 1999                    February 27, 1998
                                             ----------------------------------    ----------------------------------
                                                                           PER                                  Per
                                              EARNINGS       SHARES       SHARE      Earnings       Shares     share
                                             (NUMERATOR)  (DENOMINATOR)  AMOUNT    (Numerator)  (Denominator)  amount
                                             -----------  -------------  ------    -----------  -------------  ------
Net earnings                                   $395,558                            $1,174,807
                                               ========                            ==========

Basic earnings per share:
    Net earnings available
        to common shareholders                 $395,558    12,001,631    $ 0.03    $1,174,807    11,826,964    $0.10
                                                                         ======                                =====

Effect of dilutive potential common shares:
        Stock options                                --       204,922                      --       128,988
        Convertible debentures                       --            --                     988        47,639
                                               ----------------------              ----------    ----------

Diluted earnings per share:
    Net earnings available
        to common shareholders
        plus assumed conversions               $395,558    12,206,553    $ 0.03    $1,175,795    12,003,591    $0.10
                                               ========    ==========    ======    ==========    ==========    =====

                                                                            Six months ended
                                             ------------------------------------------------------------------------
                                                        FEBRUARY 26, 1999                    February 27, 1998
                                             ----------------------------------    ----------------------------------
                                                                           PER                                  Per
                                              EARNINGS       SHARES       SHARE      Earnings       Shares     share
                                             (NUMERATOR)  (DENOMINATOR)  AMOUNT    (Numerator)  (Denominator)  amount
                                             -----------  -------------  ------    -----------  -------------  ------
Net earnings                                   $626,611                            $1,457,730
                                               ========                            ==========

Basic earnings per share:
    Net earnings available
        to common shareholders                  626,611    11,986,754    $ 0.05    $1,457,730    11,586,234    $0.13
                                                                         ======                                =====

Effect of dilutive potential common shares:
        Stock options                                --       145,117                      --       155,749
        Convertible debentures                       --            --                   9,156       225,994
                                               ----------------------              ----------    ----------

Diluted earnings per share:
    Net earnings available
        to common shareholders
        plus assumed conversions               $626,611    12,131,871    $ 0.05    $1,466,886    11,967,977    $0.12
                                               ========    ==========    ======    ==========    ==========    =====

Stock options excluded from the diluted net earnings per share calculation due to their anti-dilutive effect are as follows:

                                      Three months ended                     Six months ended
                               FEBRUARY 26,       February 27,        FEBRUARY 26,       February 27,
                                   1999               1998                1999               1998
                                ---------        --------------        ---------        --------------
Common stock options:
    Number of shares                6,000                48,500            6,000                48,500
    Range of exercise prices    $    1.78        $2.44 to 12.13        $    1.78        $2.44 to 12.13
                                =========        ==============        =========        ==============

NOTE 6    MAJOR CUSTOMERS

          Customers representing 10% or more of the respective period's revenues are as follows:

                                      Three months ended                     Six months ended
                               FEBRUARY 26,       February 27,        FEBRUARY 26,       February 27,
                                   1999               1998                1999               1998
                               ----------------------------------------------------------------------

          Customer 1              41.3%              49.1%               21.5%              30.5%
          Customer 2              20.3%               (a)                10.8%               (a)
          Customer 3               (A)                (a)                13.8%               (a)
          Customer 4               (A)                (a)                 (A)               10.7%
          Customer 5               (A)                (a)                 (A)               14.7%

          (a) Revenues for the period were less than 10% of total revenues.

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

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, future business or product development plans, research and development activities, capital spending, financing sources or capital structure, the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, governmental regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, availability of materials, new and existing well-capitalized competitors, and other uncertainties detailed in the Company's Form 10-K for the year ended August 28, 1998 and from time to time in the Company's periodic Securities and Exchange Commission filings.

The Company, through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary, designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries.

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED FEBRUARY 26, 1999 COMPARED TO THREE AND SIX MONTHS ENDED FEBRUARY 27, 1998

The operating results for the three and six month periods ended February 26, 1999 were net earnings of $396,000 or $0.03 per share and net earnings of $627,000 or $0.05 per share, respectively, compared to $1,175,000 or $0.10 per share and $1,458,000 or $0.12 per share, respectively, for the three and six month periods ended February 27, 1998.

REVENUES - The Company's revenues for the three months ended February 26, 1999 were $7,026,000, down 30.9% from revenues of $10,165,000 for the three months ended February 27, 1998. Revenues were $13,492,000 for the six months ended February 26, 1999, down 20.0% from revenues of $16,871,000 for the six months ended February 27, 1998.

Direct Broadcast Satellite (DBS) revenues decreased $2,188,000 or 26.4% in the second quarter of fiscal 1999 to $6,109,000 from $8,297,000 in the same period of fiscal 1998. The decrease was due to lower shipments of digital video products, principally to one customer for conversion of their cable television broadcast network from analog to digital compression technology. Telecom and Customer Products Group revenues decreased $948,000 or 56.9% in the second quarter of fiscal 1999 to $718,000 from $1,666,000 in the same period of fiscal 1998. The decrease was mainly due to lower levels of shipments of cue and control equipment to provide local commercial insertion capabilities to cable television headend systems. For the three months ended February 26, 1999, two customers accounted for approximately 41.3% and 20.3%, respectively, of revenues.

For the six months ended February 26, 1999, DBS revenues decreased $1,870,000 or 13.7% to $11,782,000 from $13,652,000 for the six months ended February 27, 1998. The decrease was due to decreased shipments of digital video products principally to one cable television broadcast network customer. For the six months ended February 26, 1999, Telecom and Custom Product Group revenues decreased $1,482,000 or 53.0% to $1,313,000 from $2,795,000 for the six months ended February 27, 1998. The decrease was mainly due to lower levels of shipments of cue and control equipment. For the six months ended February 26, 1999 three customers accounted for 21.5%, 10.8% and 13.8%, respectively of revenues. The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI's backlog was approximately $6,900,000 at February 26, 1999, compared to $12,596,000 at August 28, 1998 and $16,100,00 at February 27, 1998.

GROSS PROFIT MARGINS - The Company's gross profit margin percentages were 36.3% and 34.4% for the three and six month periods ended February 26, 1999 compared to 36.3% and 34.8% for the three and six month periods ended February 27, 1998. Gross profit margin dollars decreased $1,144,000 and $1,219,000 for the three and six month periods ended February 26, 1999 from the same periods ended February 27, 1998. The decreases in margin dollars were mainly due to lower sales during the periods. Gross profit margin percentages were favorably impacted in the three and six month periods ended February 26, 1999 by a product mix of lower variable cost components which was offset by higher unit fixed costs due to the decrease in sales volumes. Profit margins in the three and six month periods of fiscal 1999 included inventory reserve charges of $100,000 and $150,000 compared to $300,000 and $350,000 for the same periods of fiscal 1998. Additionally, the three and six month periods of fiscal 1998 included a $100,000 charge for write-offs of capitalized software compared to none in the same periods of fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative (SG&A) expenses increased $72,000 or 6.0% to $1,267,000 for the three months ended February 26, 1999 from $1,195,000 for the three months ended February 27, 1998. For the six months ended February 26, 1999, SG&A expenses increased $148,000 or 6.6% to $2,393,000 from $2,245,000 for the same period ended February 27, 1998. The three and six month changes were mainly due to increases in marketing expenses, bad debt provisions, and non-employee administrative costs which were partially offset by lower sales incentive expenses. As a percentage of revenues, SG&A expenses were 18.0% and 17.7% for the three and six month periods ended February 26, 1999 compared to 11.8% and 13.3% for the same periods of fiscal 1998. The increases in percentages for the three and six months ended February 26, 1999 compared to the same periods of fiscal 1998 were primarily due to lower revenues.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $822,000, or 11.7% of revenues and $1,541,000 or 11.4% of revenues for the three and six month periods ended February 26, 1999, compared to $788,000 or 7.8% of revenues and $1,565,000 or 9.3% of revenues for the same periods of fiscal 1998. Capitalized software development costs amounted to $98,000 and $183,000 for the second quarter and first six months of fiscal 1999 compared to $90,000 and $197,000 for the same periods of fiscal 1998. The increase in expenditures for the three months ended February 26, 1999 was primarily due to an increase in engineering personnel expenses. The decrease in expenditures for the six months ended February 26, 1999 was primarily due to lower prototype material expenses. Research and development expenses, excluding capitalized software expenditures, were $724,000 or 10.3% of revenues and $1,358,000 or 10.1% of revenues for the three and six months ended February 26, 1999 compared to $698,000 or 6.9% of revenues and $1,368,000 or 8.1% of revenues for the same periods of fiscal 1998.

INTEREST EXPENSE - Interest expense decreased $28,000 to $35,000 for the three months ended February 26, 1999 from $63,000 for the three months ended February 27, 1998. For the six months ended February 26, 1999, interest expense decreased $61,000 to $78,000 from $139,000 for the same period ended February 27, 1998. The decreases for the three and six month periods in fiscal 1999 were primarily due to a decrease in the average outstanding balance of indebtedness and a decrease in the interest rate on the mortgage debt.

INTEREST INCOME - Interest income was $93,000 and $176,000 for the three and six month periods ended February 26, 1999, compared to $158,000 and $236,000 for the same periods ended February 27, 1998. The decreases were due to lower average cash equivalent balances during the periods and a decrease in investment yields.

INCOME TAX EXPENSES - For the six months ended February 26, 1999, income tax expense of $368,000 was comprised of a current federal and state income tax expense of $439,300 and $40,200, respectively, and a deferred federal and state tax benefit of $101,300 and $10,200, respectively. Net deferred tax assets increased $111,500 in the first six months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES
SIX MONTHS ENDED FEBRUARY 26, 1999

During the first six months of fiscal 1999, operating activities provided cash of $1,971,000. Net earnings adjusted for non-cash expenses provided $1,617,000 of cash, while changes in accounts receivable, inventories and customer deposit balances provided $824,000 of cash. Changes in accounts payable, accrued expenses and other assets used $470,000 of cash. Cash used by investing activities for property and equipment expenditures and capitalized software additions was $453,000. Financing activities used cash of $287,000 for scheduled repayments of long-term obligations and $289,000 for the repurchase of common stock. Proceeds from stock options exercised provided cash of $8,000.

On January 28, 1999 the Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of its common stock over the next twelve months. During the second quarter of fiscal 1999, the Company repurchased 145,000 shares of its common stock in open market transactions at an average price of $1.99. Subsequent to the second quarter an additional 109,000 shares have been repurchased bringing the year-to-date total of repurchased shares to 254,000 at an average price of $1.84.

On August 4, 1998, WCI amended its secured revolving line of credit and term loan facility ("loan facility") with a bank to provide a maximum available credit limit of $10,000,000 (previously $8,500,000). The credit limit increase provides for advances of up to 70% of the appraised value of certain real property subject to a sublimit of $1,500,000. The loan facility was also amended to extend the term through June 21, 2000 or upon demand, to reduce the interest rate to the bank's prime rate (7.75% at February 26, 1999) (previously prime plus 1/2% on the revolving line and prime plus 1 1/2% on the term line) and to amend the annual facility fee to $55,000 plus an additional .75% of $3,000,000, if borrowings exceed $5,500,000 (previously $85,000). Advances for real property are payable over 35 months and bear interest at a fixed annual rate of 250 basis points over the five year U.S. Treasury rate in effect at the time of disbursement. During the first quarter of fiscal 1999, $1,360,000 was advanced to pay off the existing mortgage note balance. At the time of disbursement the annual interest rate was set at 6.519%.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw material inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. Revolving line of credit advances plus equipment term loan advances are subject to a sublimit of $8,500,000. At February 26, 1999, the outstanding balance on real property advances was $1,204,000. No balances were outstanding on the revolving line of credit or equipment term loan portions of the loan facility. Additionally, at February 26, 1999, approximately $3,386,000 was available to borrow under the advance formulas.

The Company expects that its current cash and cash equivalents combined with expected cash flows from operating activities and the Company's available line-of-credit will be sufficient to support the Company's operations during fiscal 1999.

YEAR 2000

State of Readiness
------------------

Management of the Company has reviewed the Company's current information systems and has found them, with a few minor exceptions, to be Year 2000 compliant. However, the Company is currently in the process of replacing its older information systems with new systems that offer easier access to more data and are certified to be able to handle the Year 2000 transition. Conversions to the new systems are expected to be completed by the end of fiscal 1999.

Management of the Company has reviewed and tested the Company's phone, voice mail, e-mail, and security systems and all are believed to be Year 2000 compliant. Utility companies have been contacted and have reported to the Company that only minor problems have been noted in regards to their billing software as a result of their Year 2000 testing completed to date.

The Company has requested Year 2000 compliance statements from all major vendors and service providers. There have been no indications that these parties will not be Year 2000 compliant. However, there can be no absolute assurances in this regard and their failure to be compliant remains a possibility. If vendors and service providers are not Year 2000 compliant, there can be no assurance that the Company will be able to find suitable alternate sources and contract with them on reasonable terms, or at all, and such inability could have a material adverse impact on the Company's business and results of operations.

All test equipment used in engineering, service, and manufacturing departments has been reviewed and are Year 2000 compliant or not date dependent.

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

Costs to Address the Year 2000 Issues
-------------------------------------

Management of the Company believes the impact of the Year 2000 transition on the Company's internal systems will not result in material costs to the Company or have a material adverse impact on future results.

Risks of the Year 2000 Issues
-----------------------------

The main risk to the Company with respect to Year 2000 is the failure of major vendors and service providers to be Year 2000 compliant. Failure on their part could result in delays in obtaining parts, increased cost of parts, and overall inability to manufacture products in the event of a shutdown of major utility providers. Major vendors and service providers have reported to the Company that they will be Year 2000 compliant. The Company cannot estimate the financial impact of any failure to be Year 2000 compliant by such third party vendors and service providers.

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

PART II.  OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On January 28, 1999, the Annual Meeting of Shareholders was held and the following matters were voted upon:

          (1.) The shareholders approved the election of the following nominees to the Board of Directors:

               (A.) Class I Directors

                            C. Troy Woodbury, Jr.
                                     11,314,645 votes FOR
                                        204,434 votes WITHHELD

                            Joe K. Parks
                                     11,254,218 votes FOR
                                        264,861 votes WITHHELD

               (B.) Class III Director

                            Thomas G. Elliot
                                     11,377,640 votes FOR
                                        141,439 votes WITHHELD


               The terms of office of James H. Morgan, Jr., and Robert A. Placek continued subsequent to the Annual Meeting.

          (2.) An amendment to the Company's Certificate of Incorporation to authorize a class of preferred stock was defeated with 4,291,703 votes FOR, 1,308,064 votes AGAINST, and 380,011 votes ABSTAINING. Broker non-votes totaled 5,539,302.

          (3.) The appointment of BDO Seidman, LLP as auditors for the Company for the fiscal year 1999 was approved with 11,286,177 votes FOR, 92,792 votes AGAINST, and 140,011 votes ABSTAINING.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a.) Exhibits: 27-Financial Data Schedule

          (b.) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended February 26, 1999.

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

                                         WEGENER CORPORATION
                                         -------------------
                                             (Registrant)


Date:  April 1, 1999                     By: /s/ Robert A. Placek
                                             -----------------------------------
                                             Robert A. Placek
                                             President
                                             (Principal Executive Officer)


Date:  April 1, 1999                     By:  /s/ C. Troy Woodbury, Jr.
                                             -----------------------------------
                                             C. Troy Woodbury, Jr.
                                             Treasurer and Chief
                                             Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)