Form 10-Q
period 1999-05-28
WEGENER CORP
filed 1999-07-01
CIK 715073

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended May 28, 1999

                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to_________________

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

                               YES  [X]      NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock:


Common Stock, $.01 par value                               11,685,868 Shares
----------------------------                           -------------------------
           Class                                       Outstanding June 28, 1999

                      WEGENER CORPORATION AND SUBSIDIARIES
                  Form 10-Q For the Quarter Ended May 28, 1999

                                      INDEX
                                                                         Page(s)
                                                                         -------
PART I.   Financial Information

Item 1.   Consolidated Financial Statements

          Introduction ....................................................... 3

          Consolidated Statements of Operations
          (Unaudited) - Three and Nine Months Ended
          May 28, 1999 and May 29, 1998,...................................... 4

          Consolidated Balance Sheets - May 28,
          1999 (Unaudited) and August 28, 1998 ............................... 5

          Consolidated Statements of Shareholders' Equity
          (Unaudited) - Nine Months Ended May 28,
          1999 and May 29, 1998,.............................................. 6

          Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended May 28,
          1999 and May 29, 1998,.............................................. 7

          Notes to Consolidated Financial
          Statements (Unaudited) .......................................... 8-11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................ 12-16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 16


PART II. Other Information

Item 1.   None
Item 2.   None
Item 3.   None
Item 4.   None
Item 5.   None
Item 6.   Exhibits and Reports on Form 8-K .................................. 17

          Signatures ........................................................ 18

PART I. FINANCIAL INFORMATION                       Item 1. Financial Statements
-----------------------------                       ----------------------------

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of May 28, 1999; the consolidated statements of shareholders' equity as of May 28, 1999 and May 29, 1998; the consolidated statements of operations for the three and nine months ended May 28, 1999 and May 29, 1998; and the consolidated statements of cash flows for the nine months ended May 28, 1999 and May 29, 1998; have been prepared without audit. The consolidated balance sheet as of August 28, 1998 has been examined by independent  certified  public  accountants.  Certain  information  and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended August 28, 1998, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three months ended                Nine months ended
                                                  MAY 28,          May 29,          MAY 28,          May 29,
                                                   1999             1998             1999             1998
-------------------------------------------------------------------------------------------------------------
Revenues                                      $  7,049,500     $  9,856,824     $ 20,541,706     $ 26,728,108
-------------------------------------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                        4,472,989        6,372,206       13,317,249       17,376,137
    Selling, general, and administrative         1,281,114        1,398,765        3,673,863        3,643,979
    Research and development                       789,162          628,856        2,147,282        1,997,142
-------------------------------------------------------------------------------------------------------------

Operating costs and expenses                     6,543,265        8,399,827       19,138,394       23,017,258
-------------------------------------------------------------------------------------------------------------

Operating income                                   506,235        1,456,997        1,403,312        3,710,850
    Interest expense                               (33,130)         (56,873)        (111,513)        (195,552)
    Interest income                                 72,300          144,793          248,217          380,349
-------------------------------------------------------------------------------------------------------------

Earnings before income taxes                       545,405        1,544,917        1,540,016        3,895,647

Income tax expense                                 202,000          589,000          570,000        1,482,000
-------------------------------------------------------------------------------------------------------------

Net earnings                                  $    343,405     $    955,917     $    970,016     $  2,413,647
=============================================================================================================

Net earnings per share
    Basic                                     $        .03     $        .08     $        .08     $        .21
    Diluted                                   $        .03     $        .08     $        .08     $        .20
=============================================================================================================

Shares used in per share
  calculation
    Basic                                       11,764,308       11,920,135       11,905,732       11,697,534
    Diluted                                     11,933,309       12,278,345       12,058,425       12,074,941
=============================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         MAY 28,         August 28,
                                                                           1999             1998
---------------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                         $  7,767,998     $  6,492,760
    Accounts receivable                                                  5,030,810        5,314,938
    Inventories                                                          6,200,260        7,120,393
    Deferred income taxes                                                1,205,750        1,011,000
    Other                                                                  271,129           23,710
---------------------------------------------------------------------------------------------------

        Total current assets                                            20,475,947       19,962,801

Property and equipment                                                   4,335,904        4,523,297
Capitalized software costs                                               1,115,748        1,211,914
Other assets                                                                31,050          207,002
---------------------------------------------------------------------------------------------------

                                                                      $ 25,958,649     $ 25,905,014
===================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                  $  1,814,804     $  2,113,205
    Accrued expenses                                                     1,760,119        1,490,041
    Customer deposits                                                      827,963          784,621
    Current maturities of long-term obligations                            618,016          597,664
---------------------------------------------------------------------------------------------------

       Total current liabilities                                         5,020,902        4,985,531

Long-term obligations, less current maturities                             752,245        1,231,338
Deferred income taxes                                                      571,000          608,000
---------------------------------------------------------------------------------------------------

       Total liabilities                                                 6,344,147        6,824,869
---------------------------------------------------------------------------------------------------

Commitments

Shareholders' equity
     Common stock, $.01 par value, 20,000,000 shares
          authorized; 12,314,575 shares issued                             123,146          123,146
     Additional paid-in capital                                         19,470,589       19,407,417
     Retained earnings (deficit)                                           852,524         (117,492)
     Less treasury stock, at cost (588,707 and 358,546
          shares)                                                         (831,757)        (332,926)
---------------------------------------------------------------------------------------------------

            Total shareholders' equity                                  19,614,502       19,080,145
---------------------------------------------------------------------------------------------------

                                                                      $ 25,958,649     $ 25,905,014
===================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                               Common Stock            Additional      Retained             Treasury Stock
                                               ------------              Paid-in       Earnings             --------------
                                           Shares         Amount         Capital       (Deficit)         Shares        Amount
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, at August 29, 1997              11,363,917    $   113,639    $18,084,700    $(2,877,675)       (432,730)    $  (401,810)

    Treasury stock reissued through
       stock options and 401(k) plan             --             --         52,620             --          55,063          51,129
    Issuance of common stock for
       convertible debentures               950,658          9,507      1,238,320             --              --              --
    Net earnings for the nine months             --             --             --      2,413,647              --              --
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, at May 29, 1998                 12,314,575    $   123,146    $19,375,640    $  (464,028)       (377,667)    $  (350,681)
================================================================================================================================

BALANCE, at August 28, 1998              12,314,575    $   123,146    $19,407,417    $  (117,492)       (358,546)    $  (332,926)

    Treasury stock reissued through
       stock options and 401(k) plan             --             --         63,172             --          86,339          80,169

    Treasury stock repurchased                   --             --             --             --        (316,500)       (579,000)
    Net earnings for the nine months             --             --             --        970,016              --              --
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, AT MAY 28, 1999                 12,314,575    $   123,146    $19,470,589    $   852,524        (588,707)    $  (831,757)
================================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine months ended
                                                              MAY 28,         May 29,
                                                               1999            1998
--------------------------------------------------------------------------------------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES
    Net earnings                                           $   970,016     $ 2,413,647
    Adjustments to reconcile net earnings to
           cash provided by operating activities
        Depreciation and amortization                        1,205,191       1,544,012
        Bad debt allowance                                     125,000          50,000
        Warranty reserves                                      150,000              --
        Inventory reserves                                     250,000         650,000
        Issuance of treasury stock for
            compensation expenses                              130,044          79,756
    Deferred income taxes                                     (231,750)        994,000
    Changes in assets and liabilities
            Accounts receivable                                159,128        (155,779)
            Inventories                                        670,133       1,499,571
            Other assets                                      (156,929)         13,424
            Accounts payable and accrued expenses             (178,323)        491,780
            Customer deposits                                   43,342        (622,747)
--------------------------------------------------------------------------------------

                                                             3,135,852       6,957,564
--------------------------------------------------------------------------------------

CASH (USED) BY INVESTMENT ACTIVITIES
    Property and equipment expenditures                       (533,828)       (351,971)
    Capitalized software additions                            (302,342)       (323,154)
--------------------------------------------------------------------------------------

                                                              (836,170)       (675,125)
--------------------------------------------------------------------------------------

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
    Proceeds from long-term debt                             1,359,508              --
    Purchase of treasury stock                                (579,000)             --
    Repayment of long-term debt and capitalized
        lease obligations                                   (1,818,249)       (422,950)
    Proceeds from stock options exercised                       13,297          24,094
--------------------------------------------------------------------------------------

                                                            (1,024,444)       (398,856)
--------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents             1,275,238       5,883,583
Cash and cash equivalents, beginning of period               6,492,760       2,242,433
--------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                   $ 7,767,998     $ 8,126,016
======================================================================================

Supplemental disclosure of cash flow information:
     Cash paid during the nine months for:
          Interest                                         $   121,586     $   193,995
          Income taxes                                     $   240,000     $        --
======================================================================================

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

          Comprehensive Net Income

          During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income," (SFAS 130) which establishes standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the three and nine month periods ending May 28, 1999 and May 29, 1998 the Company's net income and total comprehensive income were the same.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2    ACCOUNTS RECEIVABLE

          Accounts receivable are summarized as follows:

                                             MAY 28,       August 28,
                                              1999            1998
                                          -----------     -----------
                                          (UNAUDITED)

          Accounts receivable - trade     $ 5,283,060     $ 5,139,414
          Recoverable income taxes                 --         295,000
          Other receivables                   119,132         137,515
                                          -----------     -----------
                                            5,402,192       5,571,929

          Less allowance for
               doubtful accounts             (371,382)       (256,991)
                                          -----------     -----------

                                          $ 5,030,810     $ 5,314,938
                                          ===========     ===========

NOTE 3    INVENTORIES

          Inventories are summarized as follows:

                                             MAY 28,       August 28,
                                              1999            1998
                                          -----------     -----------
                                          (UNAUDITED)

          Raw material                    $ 2,267,502     $ 2,692,937
          Work-in-process                   3,346,600       3,139,249
          Finished goods                    2,284,652       2,727,727
                                          -----------     -----------
                                            7,898,754       8,559,913

          Less inventory reserves          (1,698,494)     (1,439,520)
                                          -----------     -----------

                                          $ 6,200,260     $ 7,120,393
                                          ===========     ===========

NOTE 4    INCOME TAXES

          For the nine months ended May 28, 1999, income tax expense of $570,000 was comprised of a current federal and state income tax expense of $735,800 and $65,950, respectively, and a deferred federal and state tax benefit of $211,800 and $19,950, respectively. Net deferred tax assets increased $231,750 in the first nine months of fiscal 1999.

NOTE 5    EARNINGS PER SHARE

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.

                                                                         Three months ended
                                          -----------------------------------------------------------------------------------

                                                       MAY 28, 1999                                   May 29, 1998
                                          -------------------------------------      ----------------------------------------
                                                                          PER                                           Per
                                           EARNINGS       SHARES         SHARE         Earnings         Shares         share
                                         (NUMERATOR)   (DENOMINATOR)     AMOUNT      (Numerator)     (Denominator)     amount
                                         -----------   -------------     ------      -----------     -------------     ------
Net earnings                               $343,405                                    $955,917
                                           ========                                    ========

Basic earnings per share:
    Net earnings available
        to common shareholders             $343,405     11,764,308        $0.03        $955,917       11,920,135        $0.08
                                                                          =====                                         =====

Effect of dilutive potential
    common shares:
        Stock options                            --        169,001                           --          358,210
        Convertible debentures                   --             --                           --               --
                                           --------     ----------                     --------       ----------
Diluted earnings per share:
    Net earnings available
        to common shareholders
        plus assumed conversions           $343,405     11,933,309        $0.03        $955,917       12,278,345        $0.08
                                           ========     ==========        =====        ========       ==========        =====

                                                                          Nine months ended
                                          -----------------------------------------------------------------------------------

                                                       MAY 28, 1999                                   May 29, 1998
                                          -------------------------------------     -----------------------------------------
                                                                          PER                                           Per
                                           EARNINGS       SHARES         SHARE        Earnings           Shares        share
                                         (NUMERATOR)   (DENOMINATOR)     AMOUNT     (Numerator)      (Denominator      amount
                                         -----------   -------------     ------     -----------      ------------      ------
Net earnings                               $970,016                                  $2,413,647
                                           ========                                  ==========

Basic earnings per share:
    Net earnings available
        to common shareholders             $970,016     11,905,732        $0.08      $2,413,647       11,697,534        $0.21
                                                                          =====                                         =====

Effect of dilutive potential
    common shares:
        Stock options                            --        152,693                           --          226,744
        Convertible debentures                   --             --                        9,156          150,663
                                          ---------     ----------                   ----------       ----------

Diluted earnings per share:
    Net earnings available
        to common shareholders
        plus assumed conversions           $970,016     12,058,425        $0.08      $2,422,803       12,074,941        $0.20
                                           ========     ==========        =====      ==========       ==========        =====

Options and convertible debentures excluded from the diluted earnings per share calculation due to their anti-dilutive effect are as follows:

                                            Three months ended                           Nine months ended
                                  ----------------------------------------     --------------------------------------
                                        MAY 28,               May 29,               MAY 28,              May 29,
                                         1999                   1998                 1999                 1998
                                  ------------------     -----------------     ----------------     -----------------
Common stock options:
    Number of shares                     6,000                     26,000           6,000                     48,500
    Range of exercise prices             $1.78             $3.25 to 12.13           $1.78             $2.44 TO 12.13
                                  ==================     =================     ================     =================

NOTE 6    MAJOR CUSTOMERS

     Customers representing 10% or more of the respective periods' revenues are as follows:

                         Three months ended           Nine months ended
                      -----------------------      ------------------------
                       MAY 28        May 29,        MAY 28,        May 29,
                        1999           1998          1999            1998
                      --------      ---------      ---------      ---------

     Customer 1        27.3%          53.8%         23.5%          39.1%
     Customer 2        15.2%           (a)          10.1%           (a)
     Customer 3         (A)            (a)          10.0%           (a)
     Customer 4         (A)            (a)           (A)           10.5%

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


RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MAY 28, 1999 COMPARED TO THREE AND NINE MONTHS ENDED MAY 29, 1998

The operating results for the three and nine month periods ended May 28, 1999 were net earnings of $343,000 or $0.03 per share and net earnings of $970,000 or $0.08 per share, respectively, compared to $956,000 or $0.08 per share and $2,414,000 or $0.20 per share, respectively, for the three and nine month periods ended May 29, 1998.

REVENUES - The Company's revenues for the three months ended May 28, 1999 were $7,050,000, down 28.5% from revenues of $9,857,000 for the three months ended May 29, 1998. Revenues were $20,542,000 for the nine months ended May 28, 1999, down 23.1% from revenues of $26,728,000 for the nine months ended May 29, 1998.

Direct Broadcast Satellite (DBS) revenues decreased $3,186,000 or 35.4% in the third quarter of fiscal 1999 to $5,824,000 from $9,010,000 in the same period of fiscal 1998. The decrease was due to lower shipments of digital video products, principally to one customer for conversion of their cable television broadcast network from analog to digital compression technology. Telecom and Customer Products Group revenues increased $355,000 or 51.7% in the third quarter of fiscal 1999 to $1,042,000 from $687,000 in the same period of fiscal 1998. The increase was mainly due to higher levels of shipments of cue and control equipment to provide local commercial insertion capabilities to cable television headend systems. For the three months ended May 28, 1999, two customers accounted for approximately 27.3% and 15.2% of total revenues.

For the nine months ended May 28, 1999, DBS revenues decreased $5,056,000 or 22.3% to $17,606,000 from $22,662,000 for the nine months ended May 29, 1998.
The decrease was due to lower shipments of digital video products principally to one cable television broadcast network customer. For the nine months ended May 28, 1999, Telecom and Custom Product Group revenues decreased $1,127,000 or 32.4% to $2,355,000 from $3,482,000 for the nine months ended May 29, 1998. The decrease was mainly due to lower levels of shipments of cue and control equipment. For the nine months ended May 28, 1999, three customers accounted for approximately 23.5%, 10.1% and 10.0%, respectively of total revenues. The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI's total backlog was approximately $5.3 million at May 28, 1999, compared to $12.6 million at August 28, 1998 and $11.5 million at May 29, 1998.

GROSS PROFIT MARGINS - The Company's gross profit margin percentages were 36.5% and 35.2% for the three and nine month periods ended May 28, 1999 compared to 35.4% and 35.0% for the three and nine month periods ended May 29, 1998. Gross profit margin dollars decreased $908,000 and $2,128,000 for the three and nine month periods ended May 28, 1999 from the same periods ended May 29, 1998. The decreases in margin dollars were mainly due to lower sales during the periods. Gross profit margin percentages were favorably impacted in the three and nine month periods ended May 28, 1999 by a product mix of lower variable cost components which was offset by higher unit fixed costs due to the decrease in sales volumes. Profit margins in the three and nine month periods of fiscal 1999 included: 1) inventory reserve charges of $100,000 and $250,000 compared to $300,000 and $650,000 for the same periods of fiscal 1998 and 2) warranty provisions of $150,000 and $150,000 compared to no provisions for the same periods of fiscal 1998. Additionally, the three and nine month periods of fiscal 1999 had no charges for write-offs of capitalized software compared to $100,000 and $200,000 in the same periods of fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative (SG&A) expenses decreased $118,000 or 8.4% to $1,281,000 for the three months ended May 28, 1999 from $1,399,000 for the three months ended May 29, 1998. For the nine months ended May 28, 1999 SG&A expenses increased $30,000 or .8% to $3,674,000 from $3,644,000 for the same period ended May 29, 1998. The decrease for the three months ended May 28, 1999 was due to lower marketing and sales incentives expenses which were partially offset by increases in professional fees, bad debt provisions, and software implementation and conversion expenses. The increase for the nine months ended May 28, 1999 was due to increases in bad debt provisions, non-employee administrative costs, software implementation and conversion costs which were partially offset by decreases in marketing and sales incentive expenses. As a percentage of revenues, SG&A expenses were 18.2% and 17.9% for the three and nine month periods ended May 28, 1999 compared to 14.2% and 13.6% for the same periods of fiscal 1998. The increases in percentages for the three and nine months ended May 28, 1999 compared to the three and nine months ended May 29, 1998 were primarily due to lower revenues.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $909,000 and $2,449,000 for the three and nine month periods ended May 28, 1999, compared to $755,000 and $2,320,000 for the same periods of fiscal 1998. Capitalized software development costs amounted to $120,000 and $302,000 for the third quarter and first nine months of fiscal 1999 compared to $126,000 and $323,000 for the same periods of fiscal 1998. The increase in expenditures for the three and nine months ended May 28, 1999 is primarily due to increases in engineering consulting and group medical insurance expenses. Research and development expenses, excluding capitalized software expenditures, were $789,000 or 11.2% of revenues and $2,147,000 or 10.5% of revenues for the three and nine months ended May 28, 1999 compared to $629,000 or 6.4% of revenues and $1,997,000 or 7.5% of revenues for the same periods of fiscal 1998.

INTEREST EXPENSE - Interest expense decreased $24,000 to $33,000 for the three months ended May 28, 1999 from $57,000 for the three months ended May 29, 1998. For the nine months ended May 28, 1999, interest expense decreased $84,000 to $112,000 from $196,000 for the same period ended May 29, 1998. The decreases for the three and nine month fiscal 1999 periods were primarily due to a decrease in the average outstanding balance of indebtedness and a decrease in the interest rate on the mortgage debt.

INTEREST INCOME - Interest income was $72,000 and $248,000 for the three and nine months ended May 28, 1999, respectively compared to $145,000 and $380,000 for the same periods ended May 29, 1998. The decreases were due to lower average cash equivalent balances during the periods and a decrease in investment yields.

INCOME TAX EXPENSES - For the nine months ended May 28, 1999, income tax expense of $570,000 was comprised of a federal and state current income tax expense of $735,800 and $65,950, respectively, and a federal and state deferred income tax benefit of $211,800 and $19,950, respectively. Net deferred tax assets increased $231,750 in the first nine months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES
NINE MONTHS ENDED MAY 28, 1999

During the first nine months of fiscal 1999, operating activities provided cash of $3,136,000. Net earnings adjusted for non-cash expenses provided $2,598,000 of cash, while changes in accounts receivable, inventories and customer deposit balances provided $873,000 of cash. Changes in accounts payable, accrued expenses and other assets used $335,000 of cash. Cash used by investing activities for property and equipment expenditures and capitalized software additions was $836,000. Financing activities used cash of $459,000 for scheduled repayments of long-term obligations and $579,000 for repurchase of common stock. Proceeds from stock options exercised provided cash of $13,000.

On January 28, 1999 the Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of its common stock over the next twelve months. As of May 28, 1999, the Company had repurchased 316,500 shares of its common stock in open market transactions at an average price of $1.83. Subsequent to the third quarter an additional 40,000 shares were repurchased bringing the year-to-date total of repurchased shares to 356,500 at an average price of $1.83.

On August 4, 1998, WCI amended its secured revolving line of credit and term loan facility ("loan facility") with a bank to provide a maximum available credit limit of $10,000,000 (previously $8,500,000). The credit limit increase provides for advances of up to 70% of the appraised value of certain real property subject to a sublimit of $1,500,000. The loan facility was also amended to extend the term through June 21, 2000 or upon demand, to reduce the interest rate to the bank's prime rate (7.75% at May 28, 1999) (previously prime plus 1/2% on the revolving line and prime plus 1 1/2% on the term line) and to amend the annual facility fee to $55,000 plus an additional .75% of $3,000,000, if borrowings exceed $5,500,000 (previously $85,000). Advances for real property are payable in equal principal installments over 35 months and bear interest at a fixed annual rate of 250 basis points over the five year U.S. Treasury rate in effect at the time of disbursement. During the first quarter of fiscal 1999, $1,360,000 was advanced to pay off the existing mortgage note balance. At the time of disbursement the annual interest rate was set at 6.519%.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. Revolving line of credit advances plus equipment term loan advances are subject to a sublimit of $8,500,000. At May 28, 1999, the outstanding balance on real property advances was $1,088,000. No balances were outstanding on the revolving line of credit or equipment term loan portions of the loan facility. Additionally, at May 28, 1999, approximately $4,617,000 was available to borrow under the advance formulas.

The Company expects that its current cash and cash equivalents combined with expected cash flows from operating activities and the Company's available line-of-credit will be sufficient to support the Company's operations during fiscal 1999 and 2000.

YEAR 2000

State of Readiness
------------------

Management of the Company has reviewed the Company's current information systems and has found them, with a few minor exceptions, to be Year 2000 compliant. However, the Company is currently in the process of replacing its older information systems with new systems that offer easier access to more data and are certified to be able to handle the Year 2000 transition. Conversions to the new systems are expected to be completed during the first quarter of fiscal 2000.

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

All test equipment used in engineering, service, and manufacturing departments has been reviewed and is Year 2000 compliant or not date dependent.

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

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits: 27-Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended May 28, 1999.

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

                                           WEGENER CORPORATION
                                           -------------------
                                              (Registrant)


Date:  July 1, 1999                        By: /s/ Robert A. Placek
                                               --------------------
                                               Robert A. Placek
                                               President
                                               (Principal Executive Officer)



Date:  July 1, 1999                        By: /s/ C. Troy Woodbury, Jr.
                                               -------------------------
                                               C. Troy Woodbury, Jr.
                                               Treasurer and Chief
                                               Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)