Form 10-K
period 1999-09-03
WEGENER CORP
filed 1999-11-23
CIK 715073

================================================================================
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 3, 1999

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

                               YES [X]     NO [ ]

     As of November 12, 1999, 11,771,016 shares of registrant's Common Stock were outstanding and the aggregate market value of the Common Stock held by nonaffiliates was $28,060,624 based on the last sale price of the Common Stock as quoted on the NASDAQ Small-Cap Market on such date. (The officers and directors of the registrant, and owners of over 10% of the registrant's common stock, are considered affiliates for purposes of this calculation.)

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

     Portions of the definitive Proxy Statement pertaining to the January 25, 2000 Annual Meeting of Stockholders, only to the extent expressly so stated herein, are incorporated herein by reference into Part III.
================================================================================

                               WEGENER CORPORATION
                                    FORM 10-K
                          YEAR ENDED SEPTEMBER 3, 1999
                                      INDEX

                                     PART I

                                                                            Page
Item  1.  Business.............................................................2
Item  2.  Properties..........................................................10
Item  3.  Legal Proceedings...................................................10

                                     PART II

Item  5.  Market for Registrant's Common Stock and
          Related Stockholder Matters.........................................10
Item  6.  Selected Financial Data.............................................11
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................12
Item  7a. Quantitative and Qualitative Disclosures About Market Risk..........21
Item  8.  Financial Statements and Supplementary Data.........................21
Item  9.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosures...............................................38

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................38
Item 11.  Executive Compensation..............................................38
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management......................................................38
Item 13.  Certain Relationships and Related Transactions......................38

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.................................................39

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

     WCI was formed in April 1978 and is a Georgia corporation. Its wholly-owned subsidiary, Wegener Communications International, Inc., is a Small Foreign Sales Corporation. WCI, a market leader in digital and analog compression technology, designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, internet, cable and broadcast radio and television industries for worldwide markets.

     (b)  Financial information about segments.

     Segment information contained in Note 11 to the consolidated financial statements of this document is incorporated herein by reference in response to this item.

     (c)  Narrative description of business.

          (i)  Principal products produced and services rendered, and

          (ii) Status of a product or segment.

Satellite Communications Electronics.
-------------------------------------

WCI is an international provider of digital solutions for video, audio and broadcast data networks. Applications include broadcast television, cable television, radio network, business television, distance education, business music, satellite paging and financial information distribution. WCI services the products that it sells. The Company warrants its products for a period of one year. There were no significant warranty claims outstanding as of September 3, 1999.

Throughout fiscal 1999 and fiscal 1998, WCI continued to produce and develop digital compression products. During fiscal 1997 WCI introduced COMPEL network control software and the UNITY Digital Broadcast product family. During fiscal 1998 and 1999 WCI shipped these products against purchase orders it received. COMPEL provides networks with unparalleled ability to regionalize programming and commercials through total receiver control. COMPEL also allows network operators to remotely control uplinks providing bandwidth on demand. COMPEL control capability is integrated into the UNITY digital satellite receivers. Wegener's digital products are in use worldwide in broadcast television, distance learning, radio, cable television, and private business networks. In terms of new orders, digital technology products are the fastest growing product segment for the Company. As expected, demand for the Company's analog products has continued to decline following market demand for, and the Company's emphasis on, digital technology.

DIGITAL COMMUNICATIONS. The demand for digital products is being driven by the high cost of satellite capacity and consumer demand for more channels. Satellite capacity is scarce due to pressures on both the supply and demand side of the market. On the supply side, satellites are extremely expensive to launch, build, and maintain. The useful life of a satellite is limited by the amount of positioning fuel that can be carried. Also, the placement of satellites is regulated by the Federal Communications Commission (FCC) and therefore the number of satellites within range of any given location is limited. On the demand side, the cost of receive hardware is being steadily reduced through advancing technology. The reduction in the cost of network hardware increases the economic feasibility of a greater number of networks. This is evidenced by the trend in both television and radio towards narrow-casting to well-defined market segments as opposed to broadcasting to the general population. Digital compression technology allows a four to ten-fold, or more, increase in the throughput of a satellite channel. For the network, this compression represents an opportunity to reduce the cost of satellite use. For the satellite operator it represents an opportunity to increase the revenues generated by an expensive asset. Due to existing satellite transponder contracts and the cost of replacing existing analog hardware, the digital conversion of major networks is taking longer than anticipated. These network conversions are expected to occur in the near future, but it is impossible to predict the precise timing of customer internal decision processes. Management believes the market as a whole has considerable built up demand for digital technology.

Major products introduced by WCI during fiscal 1999 were:

o UNITY401 receiver for private business network distribution. The UNITY401 provides DVB compliant MPEG-2 digital video operating in either SCPC or MCPC modes from 2.5 to 50 MB, as well as audio and data in one unit.

o ENVOY, a new standard for satellite and terrestrial news and event gathering. ENVOY is an integrated digital video encoder/modulator that includes the latest technologies available for both video quality and modulation.

o UNITY-IP, a complete end-to-end solution for the transmission of high bandwidth internet data. UNITY-IP allows programmers and IP service providers to transmit data up to 50 MBPS.

o COMPEL Web Access, Internet Connectivity for Wegener's Advanced Network Control System. Users can create multiple virtual networks from one master COMPEL Control system, enabling total control over a defined sub network, yet preserve a central network control authority.

With ongoing breakthroughs in digital compression, digitized audio and video products have become increasingly important. WCI manufactures MPEG-2 broadcast quality digital video products for commercial program distribution. During fiscal 1999, WCI received additional orders for cable products from FOX/SportsNet for its Unity 4000 MPEG2 digital video satellite receivers. The Company received an order for approximately $6 million from FOX Digital, a Unit of FOX Television in fiscal 1999. The order consists of UNITY5000 IRD's (Integrated Receiver Decoders) plus COMPEL Network Control. The UNITY5000 will allow for the delivery of high quality standard definition and high definition digital video feeds from the FOX Network to its affiliates. These units will replace the Wegener analog system that has been in use since 1993.

Ascent Network Services placed additional orders for digital video equipment, for use by NBC News Channel's digital satellite news gathering (DSNG) operations. The DVT encoders and UNITY receivers are used at both NBC affiliate stations and in remote DSNG vehicles. Turner Broadcasting purchased UNITY4422 contribution quality receivers to convert Turner's satellite news gathering trucks to digital. Turner also uses WCI's digital products for various network feeds from around the world.

BUSINESS TELEVISION/DISTANCE LEARNING. The Company's analog and digital products are used by businesses and educational institutions to transmit programming to remote locations.

Autotote placed orders in fiscal 1999 totaling approximately $4 million consisting of UNITY401 receivers, DiviCom MPEG-2 video encoders plus COMPEL control for transmitting live pari-mutuel racing signals via satellite from racetracks to off-track facilities in North America.

Novanet Communications Limited placed an order in excess of $1.4 million (U.S.) for UNITY digital products and COMPEL network control. The order included a complete UNITY transmission system plus UNITY4000 and UNITY401 receivers. Novanet is converting its FM(2) services to the Wegener UNITY Digital Broadcast Platform, a DVB compliant technology. The UNITY products will be used in this conversion to provide multimedia services including high speed broadcast data, audio and business television solutions to Novanet customers.

CABLE TELEVISION PRODUCTS. During fiscal 1999, WCI continued rollout of the UNITY 4000 digital video receivers to FX Networks and Fox's regional sports networks.

Additionally, during fiscal 1999, Paxson Communications Corporation continued its rollout of WCI's UNITY4000 digital video receivers to launch its family programming network PAX NET. Paxson deployed UNITY4000 digital video receivers in both broadcast television stations and cable headends. Paxson broadcasts via a total of 78 television stations in markets that contain more than 72 million U.S. television households, including stations in each of the top 20 U.S.
television markets as well as 43 of the nation's top 50 markets. Paxson Communications owns and operates the nation's largest group of television stations.

WCI continued to deliver cue and control equipment for cable television networks through its channel affiliate, MegaHertz. Cue and control card equipment is used on advertising supported networks to permit cable systems to insert local commercials at appropriate times. Control equipment delivers switching commands from the network to provide program routing and blackouts.

RADIO AND TELEVISION BROADCASTING. Broadcasters use WCI equipment to distribute digital audio, analog audio, video, and cue/network control signals. Television networks such as FOX, NBC and Turner Broadcasting, use WCI products to distribute high quality programming from remote locations and between affiliates. Satellite based radio networks distribute programming and network control signals to network affiliates.

JACOR, a group radio station owner and provider of radio network programming, operates a satellite delivered contribution network linking JACOR's major market radio properties. Each major market is equipped with its own satellite uplink, featuring WCI transmission equipment and the COMPEL network control system. WCI digital receivers are used to receive the programming at affiliate stations.

OPTICAL FIBER AND TERRESTRIAL MICROWAVE. Most of WCI's products used on satellite communications links are easily used on existing microwave or fiber circuits. Typical applications are digital video links, plus voice and data circuits that accompany a video signal.

BUSINESS MUSIC. This market consists of suppliers of business music to restaurants, offices and various retail establishments. WCI manufactures the equipment required to transmit audio and data from the business music supplier to the end user via satellite. The equipment is controlled by the business music supplier using WCI's network control technology. Potential users include any business purchasing background music, foreground music and broadcast data. During fiscal 1999, Broadcast International (BI) placed add-on orders for Wegener digital audio receivers. BI utilizes Wegener's digital audio products for the distribution of music and advertising for their retail customers, primarily supermarkets and drug stores throughout the United States.

AEI Soundcom selected Wegener digital audio equipment in fiscal 1999 for satellite delivered business music in Australia. AEI Soundcom, recently acquired by AEI Music Network of Seattle, WA, is utilizing Wegener DT96 and DR95 MPEG-2 digital audio products for upgrading its tape-delivered business music services to satellite delivery in Australia. Wegener has now become the selected vendor for all AEI Soundcom music distribution within Australia.

     (iii) Sources and availability of raw materials.

     Raw materials consist of passive electronic components, electronic circuit boards and fabricated sheet metal. WCI purchases approximately one-half of its raw materials from direct suppliers and the other half is purchased from distributors. Passive and active components include parts such as resistors, integrated circuits and diodes. WCI uses approximately ten distributors and three subcontractors to supply its electronic components. WCI often uses a single distributor or subcontractor to supply a total subassembly or turnkey solution for higher volume products. Direct sources provide sheet metal, electronic circuit boards and other materials built to specifications. WCI maintains relationships with approximately twenty direct suppliers. Most of the Company's materials are available from a number of different suppliers; however, certain components used in existing and future products are currently available from single or limited sources. Although the Company believes that all single-source components currently are available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future. Any disruption or termination of supply of certain single-source components could have an adverse effect on the Company's business and results of operations.

         (iv) Patents, trademarks, licenses, franchises and concessions held.

     The Company holds certain patents with respect to some of its products and markets its services and products under various trademarks and tradenames. Additionally, the Company licenses certain analog audio processing technology to several manufacturing companies which generated royalty revenues of approximately $73,000, $184,000 and $121,000 in fiscal 1999, 1998, and 1997, respectively. Although the Company believes that the patents and trademarks owned are of value, the Company believes that success in its industry will be dependent upon new product introductions, frequent product enhancements, and customer support and service. However, the Company intends to protect its rights when, in its view, these rights are infringed upon.

     (v)  Seasonal variations in business.

     There does not appear to be any seasonal variations in the Company's business.

     (vi) Working capital practices.

     Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) of this document is incorporated herein by reference in response to this item.

     (vii) Dependence upon a limited number of customers.

     The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network, and data communications industries Sales to FOX/Liberty Networks, L.L.C. accounted for approximately 19.2% and 34.2% of revenues in fiscal 1999 and 1998 respectively. Sales to The Church of Jesus Christ of Latter-Day Saints accounted for approximately 11.0% of revenues in fiscal 1997. At September 3, 1999, no customer accounted for more than 10% of the Company's accounts receivable. At August 28, 1998, three customers accounted for 23.7%, 13.6% and 13.2%, respectively of the Company's accounts receivable. Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues. This trend is expected to continue in fiscal 2000. There can be no assurance that the loss of one or more of these customers would not have a material adverse effect on the Company's operations.

     (viii) Backlog of orders.

     The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company's backlog was approximately $15,691,000 at September 3, 1999 and $12,596,000 at August 28, 1998. Reference is hereby made to MD&A of this document, which is incorporated herein by reference in response to this item.

     Approximately $10,100,000 of the September 3, 1999 backlog is expected to ship during fiscal 2000.

     (ix) Government contracts.

     Not applicable.

     (x)  Competitive Conditions.

     The Company competes with companies which have substantially greater resources and a larger number of products than the Company, as well as with small specialized companies. Through relationships with satellite service providers, the Company has positioned itself to provide end-to-end digital video and audio solutions to its customers. Competition in the market for the Company's MPEG-2 broadcast television electronics products, including digital video equipment, is driven by timeliness, performance, and price. The Company's broadcast digital video products are in production and are competitively priced, with unique, desirable features. Due to the large number of potential end users, both small and large competitors continue to emerge. The Company believes it has positioned itself to capitalize on the market trends in this business through careful development of its product and market strategies, which have proven successful in increasing revenues from this sector. In the cable television market the Company believes that the competitive position for many of its products is dominant. However, the UNITY product family is potentially competing with significant and established firms. WCI believes that it maintains a competitive advantage in the cable and broadcast video markets for advertising-supported networks through its ability to provide regionalized programming and control. Other products for cable television include proprietary cueing and network control devices. Competition for radio network products, including the Company's digital audio products, is very aggressive and pricing is very competitive. The Company believes that its continued success in all of its markets will depend on aggressive marketing and product development.

     (xi) Research and development activities.

     The Company's research and development is designed to strengthen and broaden its existing products and systems and to develop new products and systems. A major portion of the fiscal 1999 research and development expenses were spent in the digital video product area. WCI's research and development expenses totaled $2,924,000 in fiscal 1999, $2,644,000 in fiscal 1998, and $1,999,000 in fiscal 1997. Additional information contained on page 3 and in MD&A of this document is incorporated herein by reference in response to this item.

     (xii) Environmental Regulation.

     Federal, state and local pollution control requirements have no material effect upon the capital expenditures, earnings or the competitive position of the Company.

     (xiii) Number of employees.

     As of September 3, 1999, the Company had 131 employees employed by the WCI manufacturing subsidiary, and no employees employed by Wegener Corporation. No employees are parties to a collective bargaining agreement and the Company believes that its relationships with its employees are good.

     (d) Financial information about foreign and domestic operations and export sales.

     Information contained in Note 11 to the consolidated financial statements of this document is incorporated herein by reference in response to this item.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, for purposes of section 401(b) of Regulation S-K, are as follows:

NAME AND BUSINESS EXPERIENCE               AGE    OFFICE HELD
--------------------------------------------------------------------------------
ROBERT A. PLACEK                           61     President,   Chief   Executive
President and Chief Executive Officer of          Officer  and  Chairman  of the
the  Company   since   August  1987  and          Board of the Company
Director of the Company since July 1987.
Chairman   of  the  Board   since  1995.
Chairman and Chief Executive Officer and
Director of WCI since 1979. President of
WCI from October 1979 to June 1998.

KEITH N. SMITH                             41     President of WCI
Director  of the  Company  since  March,
1999.  President of WCI since June 1998.
Vice President,  Business Development of
WCI  from   March  1997  to  June  1998.
Co-founder  and  Vice  President/General
Manager  of  Microspace   Communications
Corporation  from April 1989 through May
1995.  From  June  1995  until  February
1997, Mr. Smith and his wife pursued a sailing sabbatical.

C. TROY WOODBURY, JR.                      52     Treasurer and Chief  Financial
Treasurer and Chief Financial Officer of          Officer of the Company and WCI
the Company since June 1988 and Director
since   1989.    Treasurer   and   Chief
Financial  Officer  of WCI  since  1992.
Executive  Vice  President  of WCI  from
July 1995 to June 1998.  Chief Operating
Officer  of WCI from  September  1992 to
June   1998.    Group   Controller   for
Scientific-Atlanta, Inc. from March 1975 to June 1988.

JAMES T. TRAICOFF                          49     Controller  of the Company and
Controller of the Company since November          WCI
1991; Controller of WCI since July 1988;
Controller for BBL Industries, Inc. from
April 1985 to July 1988.

ITEM 2. PROPERTIES

     The executive offices of the Company are located at 11350 Technology Circle, Duluth, Georgia 30097-1502. This 40,000 square foot facility, which is located on a 4.7 acre site, was purchased by WCI in February 1987. During August 1989, WCI purchased an additional 4.4 acres of adjacent property. WCI also leases approximately 11,300 square feet under a lease expiring during the second quarter of fiscal 2000, at an annual rental of approximately $87,000. During February 2000, the Company will move its production department into a new leased facility located nearby, and during the following sixty (60) days the materials management and service departments will also be relocated to the new facility. This new 21,000 square foot facility is covered by a lease expiring during the second quarter of fiscal 2005. The annual rent is approximately $136,000 for the first three (3) years and $143,000 for the fourth and fifth years. WCI's 40,000 square foot facility is subject to a mortgage note securing the indebtedness. WCI's 4.4 acres of adjacent land is pledged as collateral under the Company's line of credit facility.

ITEM 3. LEGAL PROCEEDINGS

     No significant legal proceedings involving the Company or its subsidiaries were pending as of September 3, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ Small-Cap Market (NASDAQ symbol WGNR). As of November 12, 1999 there were approximately 408* holders of record of Common Stock. *(This number does not reflect beneficial ownership of shares held in nominee names).

     The quarterly ranges of high and low closing sale prices for fiscal 1999 and 1998 were as follows:

                                FISCAL 99                      Fiscal 98
                                ---------                      ---------
                           HIGH           LOW             High            Low
First Quarter            $1 27/32        $1 3/8         $2 3/4          $1 7/16
Second Quarter             2 9/32         1 1/2          2 11/32         1 3/8
Third Quarter              2 1/2          1 15/32        3 19/32         2 1/32
Fourth Quarter             2 3/16         1 3/8          3 5/32          1 5/8

     The Company has not paid any cash dividends on its Common Stock. For the foreseeable future, the Company's Board of Directors does not intend to pay cash dividends, but rather plans to retain earnings to support the Company's operations and growth. Furthermore, the Company is prohibited from paying dividends in accordance with its financing agreement.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  Year ended
                                     ---------------------------------------------------------------------
                                     September 3,   August 28,    August 29,     August 30,   September 1,
                                         1999          1998          1997           1996          1995
----------------------------------------------------------------------------------------------------------
Revenue                                $ 25,259      $ 34,255      $ 21,812       $ 23,195      $ 19,488
  Net earnings (loss)                       213         2,760        (1,809)         1,456           385

  Net earnings (loss) per share
    Basic                              $    .02      $    .24      $   (.19)      $    .17      $    .05
    Diluted                            $    .02      $    .23      $   (.19)      $    .17      $    .05

  Cash dividends paid per share (1)          --            --            --             --            --
--------------------------------------------------------------------------------------------------------
  Total assets                         $ 24,954      $ 25,905      $ 25,614       $ 27,737      $ 22,018
  Long-term obligations inclusive
    of current maturities                 1,205         1,829         3,667          7,935         2,796
========================================================================================================

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

RESULTS OF OPERATIONS

     Earnings for the year ended September 3, 1999 were $213,000 or $0.02 per share diluted, compared to earnings of $2,760,000 or $0.23 per share diluted for the year ended August 28, 1998 and a net loss of $(1,809,000) or $(0.19) per share diluted for the year ended August 29, 1997.

     Revenues for fiscal 1999 decreased $8,996,000 or 26.3% to $25,259,000, from $34,255,000 in fiscal 1998. During fiscal 1999, the Company continued to focus on improved product quality and the development of new products. Direct Broadcast Satellite (DBS) revenues in fiscal 1999 decreased $7,720,000 or 26.4% to $21,501,000 from $29,221,000 in fiscal 1998. Telecom and Custom Product revenues decreased $1,271,000 or 29.7% in fiscal 1999 to $3,007,000 from $4,278,000 in fiscal 1998. Revenues were $4,717,000 for the fourth fiscal quarter of 1999, compared to revenues of $7,527,000 for the final three months of fiscal 1998. The decrease in DBS revenues in the fourth quarter and fiscal 1999 was due to a slowdown in the pace of digital video product orders for both the cable and broadcast TV industries and also in products for the radio network business. The Telecom and Custom Product Group revenue decrease in the fourth quarter and fiscal 1999 was primarily due to a lower level of shipments in fiscal 1999 of cue and control equipment to provide local commercial insertion capabilities to cable television headend systems.

     Fiscal 1998 revenues increased $12,443,000 or 57.0% from fiscal 1997 revenues of $21,812,000. DBS revenues in fiscal 1998 increased $11,770,000 or 64.6% to $29,977,000 from $18,207,000 in fiscal 1997. Telecom and Custom Product revenues increased $673,000 in fiscal 1998 to $4,278,000 from $3,605,000 in fiscal 1997. The increase in DBS revenues was due to increased shipments of digital video products to the cable and broadcast television industries and to radio networks. Significant shipments were made in fiscal 1998 to 1) FOX/Liberty Networks, L.L.C. and FX Networks for conversion of their cable networks to digital distribution, 2) Paxson Communications Corporation for distribution of PAX TV to broadcast and cable television, and 3)

NSN Network Services for use in JACOR's Radio network distribution. The Telecom and Custom product revenue increase reflected higher shipments of cue and control equipment.

     WCI's backlog of orders scheduled to ship within eighteen months increased $3,095,000 or 24.6% to $15,691,000 at September 3, 1999 from $12,596,000 at
August 28, 1998. The August 28, 1998 backlog decreased $6,905,000 or 35.4% from $19,501,000 at August 29, 1997. Approximately $10,100,000 of the September 3, 1999 backlog is expected to ship during fiscal 2000. The Company expects to book sufficient new orders in fiscal 2000 to achieve profitability, although there can be fluctuations in quarter to quarter operating results due to the timing of orders received.

     International sales are generated through a direct sales organization and through foreign distributors. International sales were $3,494,000 or 13.8% of revenues in fiscal 1999, compared to $3,311,000 or 9.7% of revenues in fiscal 1998, and $3,143,000 or 14.4% of revenues in fiscal 1997. Management believes that international sales could increase as more business opportunities become available for WCI products in the future. All international sales are denominated in U.S. dollars. Additional financial information on geographical areas is provided in Note 11 of the consolidated financial statements.

     Gross profit decreased $3,615,000 or 30.6% in fiscal 1999 compared to fiscal 1998. Gross profit as a percent of sales was 32.5% in fiscal 1999, compared to 34.5% in fiscal 1998 and 22.6% in fiscal 1997. The decreases in margin dollars and percentages were mainly due to lower sales during the periods. Gross profit margin percentages were favorably impacted in fiscal 1999 by a product mix of lower variable cost components which was offset by higher unit fixed costs due to the decrease in sales volumes. Profit margins in fiscal 1999 included: 1) inventory reserve charges of $750,000 compared to $1,150,000 in fiscal 1998, 2) warranty provisions of $150,000 compared to no provisions in fiscal 1998, and 3) no charges for write-offs of capitalized software compared to $200,000 in fiscal 1998. Gross profit increased $6,893,000 or 139.9% in fiscal 1998 compared to fiscal 1997. The increases in profit margin dollars and percentages in fiscal 1998 compared to fiscal 1997 were mainly due to 1) an increase in contribution margin percentage of approximately 7.5% due to an increase in revenues and lower variable costs, and 2) higher revenues which resulted in the spreading of fixed costs over a larger revenue base. Gross profit was adversely impacted by a net increase in fixed manufacturing overhead expenses of $319,000 or .9% of revenues, due primarily to charges for reserves for slow-moving and obsolete inventory of $1,150,000 in fiscal 1998 as compared to $825,000 in fiscal 1997.

     Selling, general and administrative expenses increased $217,000 or 4.4% to $5,147,000 in fiscal 1999 from $4,930,000 in fiscal 1998. As a percentage of revenues, selling, general and administrative expenses were 20.4% of revenues in fiscal 1999 and 14.4% in fiscal 1998. The dollar increase of expenses in fiscal 1999 from fiscal 1998 includes increases in (1) advertising expense of $82,000,
(2) repairs and maintenance expense of $112,000, and (3) consulting expense of $102,000. These increases were partially offset by a decrease of approximately $143,000 in incentive costs due to lower levels of revenues. Selling, general and administrative expenses decreased $231,000 or 4.5% to $4,930,000 in fiscal 1998 from $5,161,000 in fiscal 1997. The decrease of expenses in fiscal 1998 from fiscal 1997 includes decreases in (1) bad debt expense of $282,000, (2) restructuring expense of $100,000, and (3) depreciation and amortization expense of $35,000, principally for loan origination fees and convertible bond issuance costs. Other increases of approximately $311,000 were due to higher levels of selling and marketing expenses and compensation expenses. General corporate expenses included in selling, general and administrative expense were approximately $467,000, $456,000, and $578,000 in 1999, 1998 and
1997, respectively.

     Research and development expenditures, including capitalized software development costs, were $3,331,000 or 13.2% of revenues in fiscal 1999, $3,080,000 or 9.0% of revenues in fiscal 1998, and $3,089,000 or 14.2% of revenues in fiscal 1997. The increase in expenditures in fiscal 1999 compared to fiscal 1998 was primarily due to increases in engineering consulting and group medical insurance expenses. Software development costs totaling $407,000, $436,000, and $1,090,000 were capitalized during fiscal 1999, 1998, and 1997, respectively. The decrease in software development costs in fiscal 1998 compared to fiscal 1997 was principally due to a decrease in expenditures associated with digital video products and COMPEL network control software. Research and development expenses, excluding capitalized software development costs, were $2,924,000 or 11.6% of revenues in fiscal 1999, $2,644,000 or 7.7% of revenues in fiscal 1998, and $1,999,000 or 9.2% of revenues in fiscal 1997.

     Interest expense decreased 39% in fiscal 1999 compared to fiscal 1998, and decreased 55.2% in fiscal 1998 compared to fiscal 1997. The decrease during fiscal 1999 was due primarily to a decrease in total indebtedness and a decrease in the interest rate on the mortgage debt. The decrease during fiscal 1998 was primarily due to a decrease in the average outstanding balance of the convertible debentures. The Company believes that interest expense in fiscal 2000 will decrease as a result of an expected reduction in outstanding debt and a reduction in the interest rate on the mortgage debt.

     Interest income was $355,000 in fiscal 1999 compared to $465,000 in fiscal 1998 and $25,000 in fiscal 1997. The decrease in fiscal 1999 was due to a decrease in the average outstanding balance of cash and cash equivalents primarily as a result of a decrease in customer deposits received during fiscal 1999. Interest income is expected to increase in fiscal 2000 due to expected higher average outstanding balances of cash and cash equivalents.

     Fiscal 1999 income tax expense was comprised of a current federal and state income tax expense of $480,000 and $55,000, respectively, and a deferred federal and state tax benefit of $366,000 and $44,000, respectively. Fiscal 1998 income tax expense was comprised of a current federal and state income tax expense of $93,000 and $221,000, respectively, and a deferred federal and state tax expense of $1,335,000 and $56,000, respectively. Fiscal 1997 income tax benefit was comprised of a deferred income tax benefit of $946,000, principally the result of an increase in the Company's net operating loss carryforward and increases in temporary differences of inventory and accounts receivable reserves. A reconciliation of the Company's effective income tax rate as compared to the statutory U.S. income tax rate is provided in Note 8 of the consolidated financial statements.

     The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal 1999 contained 53 weeks. Fiscal 1998 and 1997 each contained 52 weeks. All references herein to 1999, 1998 and 1997 refer to the fiscal years ending September 3, 1999, August 28, 1998 , and August 29, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities in fiscal 1999 was $4,787,000, $5,787,000 in fiscal 1998, and $6,325,000 in fiscal 1997. Fiscal 1999 net earnings adjusted for non-cash expenses provided cash of $2,569,000 while changes in accounts receivable and customer deposit balances provided cash of $2,756,000. Changes in inventories, accounts payable and accrued expenses, and other assets used cash of $538,000.

     Cash used by investment activities was $1,041,000 in fiscal 1999 compared to $959,000 in 1998 and $2,128,000 in 1997. Cash used in 1999 includes property and equipment expenditures of $634,000 and capitalized software additions of $407,000.

     Cash used by financing activities was $1,380,000 in fiscal 1999 and $578,000 in fiscal 1998 and $2,126,000 in fiscal 1997. In fiscal 1999, financing activities used cash of $640,000 for scheduled repayments of long-term obligations, $703,000 for repurchase of common stock and $67,000 for debt issuance costs. Proceeds from real property advances under the loan facility provided cash of $1,360,000 which was used to pay off the existing mortgage note balance of $1,343,000. Proceeds from stock options exercised provided cash of $13,000.

     On January 28, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of its common stock over the following twelve months. As of September 3, 1999, the Company had repurchased 386,500 shares of its common stock in open market transactions at an average price of $1.82.

     Net accounts receivable decreased 50.7% to $2,618,000 at September 3, 1999, from $5,315,000 at August 28, 1998, compared to $4,613,000 at August 29, 1997 .
The decrease in fiscal 1999 was primarily due to a $2,810,000 decrease in revenues during the fourth quarter of fiscal 1999 and an overall decrease in annual revenues of $8,996,000 in fiscal 1999 compared to fiscal 1998. The allowance for doubtful accounts was $173,000 at September 3, 1999, $257,000 at August 28, 1998, and $362,000 at August 29, 1997. Write-offs, net of recoveries, in fiscal 1999, 1998 and 1997 were $124,000, $180,000 and $53,000, respectively.
Increases to the allowance and charges to general and administrative expense were $40,000 in fiscal 1999, $75,000 in fiscal 1998 and $357,000 in fiscal 1997.

     During fiscal 1999, inventory reserves were increased by provisions charged to cost of sales of $750,000. The increase in the provision was to provide additional reserves for (1) slower moving analog Telecom products, (2) excess digital audio inventories, and (3) potentially slow-moving inventories of earlier generations of other digital products. These products continue to sell but at reduced quantities. In fiscal 1999 increases in inventory used cash of $118,000. During fiscal 1998 and 1997, decreases in inventories provided cash of $1,722,000 and $1,877,000, respectively. During fiscal 1998 inventory reserves were increased by provisions charged to cost of sales of $1,150,000 and reduced by write-offs of $1,577,000. During fiscal 1997 inventory reserves were increased by provisions charged to cost of sales of $825,000 and reduced by write-offs of $481,000.

     On May 31, 1996, the Company issued $5,000,000 of 8% Convertible debentures, due May 31, 1999, in a private placement to various accredited investors for net proceeds to the Company of $4,700,000. The proceeds were used for working capital and reduction of the line-of-credit note payable. These debentures were convertible at the option of the holders at any time through maturity, into a number of shares of common stock at a price equal to the lesser of (i) $12.25 per share or (ii) a percentage, based on the holding period, ranging from 95% to 82.5% (82.5% at August 30, 1996 and thereafter) of the average of the lowest sale price on each of the five trading days immediately preceding the conversion date. Interest at the rate of 8% per annum was payable quarterly in cash or, at the option of the Company, by adding the amount of such interest to the outstanding principal amount due under the debenture. During fiscal 1997 debentures in the amount of $101,222 were issued for payment of accrued interest. During fiscal 1998, the balance of the debentures of $1,285,000 was converted into 950,658 shares of common stock. During fiscal 1997, $3,850,000 principal amount of debentures was converted into 2,131,987 shares of common stock. The conversion was complete as of December 30, 1997.

     WCI maintains a loan facility with a bank which provides a maximum available credit limit of $10,000,000 with sublimits as defined. The loan facility matures on June 21, 2000 or upon demand and requires an annual facility fee of $55,000 plus an additional .75% of $3,000,000 if borrowings, at any time, exceed $5,500,000. The loan facility consists of 1) a term loan and a revolving line of credit with a combined borrowing limit of $8,500,000, bearing interest at the bank's prime rate (8.25% at September 3, 1999) and 2) a real estate advance facility with a maximum borrowing limit of $1,500,000 bearing interest at a fixed rate of 250 basis points over the five year U.S. Treasury rate.

     The term loan portion provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw material inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. The real estate advance portion of the loan facility provides for advances of up to 70% of the appraised value of certain real property. Advances for real property are payable in 35 equal principal payments with a balloon payment due at maturity.

     During the first quarter of fiscal 1999, $1,360,000 was advanced to pay off the existing mortgage note balance. At the time of disbursement, the annual interest rate was set at 6.519%. At September 3, 1999, the loans were secured by a first lien on substantially all of WCI's assets except assets secured under an existing equipment note on which the bank had a second lien. The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year-end commencing with fiscal year 1997, retain certain key employees, limit expenditures of Wegener Corporation to $600,000 per fiscal year, and is precluded from paying dividends. At September 3, 1999 the Company was in compliance with the covenants. The loan facility's outstanding balance under real property advances was $971,000 at September 3, 1999. No balances were outstanding on the loan facility at August 28, 1998. At September 3, 1999, $2,505,000 was available to borrow under the accounts receivable and inventory advance formulas. Additionally, Wegener Corporation guarantees the loan facility.

     The Company does not have any material scheduled commitments for capital expenditures during fiscal 2000. The Company's loan facility matures on June 21, 2000 along with a balloon payment due on the mortgage note. The Company believes that the existing line of credit and term loan facility will be renewed in June 2000, or that a suitable replacement line will be available from other financing sources. The Company expects that its current cash and cash equivalents combined with expected cash flows from operating activities and an available line of credit will be sufficient to support the Company's operations during fiscal 2000.

     The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

IMPACT OF INFLATION

     The Company does not believe that inflation has had a material impact on revenues or expenses during its last three fiscal years.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 137 delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company expects that the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

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

     The Company competes with companies which have substantially greater resources and a larger number of products, as well as with small specialized companies. Through relationships with technology partners and original equipment manufacturer (OEM) suppliers, the Company has positioned itself to provide end-to-end solutions to its customers. Competition in the market for the Company's MPEG-2 broadcast television electronics products, including digital video equipment, is driven by timeliness, performance, and price. The Company's broadcast digital video products in production are competitively priced, with unique, desirable features. The COMPEL Network Control System meets these needs by providing regionalization of receiver control and spot advertisement. Due to the large number of potential end users, both small and large competitors continue to emerge. The Company believes it has positioned itself to capitalize on the market trends in this business through careful development of its product and market strategies, which have proven successful in increasing revenues from this sector. In the cable television market the Company believes that the competitive position for many of its products is strong. However, the UNITY product family competes with significant and established firms. Other products for cable television include proprietary cueing and network control devices. Competition for radio network products, including the Company's digital audio products, is very aggressive and pricing is very competitive. The Company believes that its continued success in all of its markets will depend on aggressive marketing and product development.

     The demand for digital products is being driven by the high cost of satellite capacity and increasing demand for video and multi-media content. Satellite capacity is scarce due to pressures on both the supply and demand side of the market. On the supply side, satellites are extremely expensive to launch, build, and maintain. The useful life of a satellite is limited by the amount of positioning fuel that can be carried. Also, the placement of satellites is regulated by the Federal Communications Commission (FCC) and therefore the number of satellites within range of any given location is limited. On the demand side, the cost of receive hardware is being steadily reduced through advancing technology. The reduction in the cost of network hardware increases the economic feasibility of a greater number of networks. This is evidenced by the trend in both television and radio towards narrow-casting to well-defined market segments as opposed to broadcasting to the general population. Digital compression technology allows a four to ten-fold, or more, increase in the throughput of a satellite channel. For the network, this compression represents an opportunity to reduce the cost of satellite use. For the satellite operator it represents an opportunity to increase the revenues generated by an expensive asset. The digital conversion of major networks is expected to continue, but it remains difficult to predict the precise timing and number of customers converting to digital. Management believes the market as a whole has considerable built up demand for digital technology. Although no assurances can be given, the Company expects to directly benefit from this increase in demand. There may be fluctuations in the Company's revenues and operating results from quarter to quarter due to several factors, including the timing of significant orders from customers and the timing of new product introductions by the Company.

     The Company has invested a significant amount of financial resources to acquire certain raw materials, to incur direct labor and to contract to have specific outplant procedures performed on inventory in process. The Company purchased this inventory based upon previously known backlog and anticipated future sales given existing knowledge of the marketplace. The Company's inventory reserve of $2,198,000 at September 3, 1999, is to provide for items that are potentially slow-moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that might occur should the Company's sales efforts not be successful.

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

     The Company has made significant investments in capitalized software principally related to the digital audio and video products. At September 3, 1999 capitalized software costs were $1,101,000. These costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes, and other factors resulting in shortfalls of expected revenues or reduced economic lives.

     The industry in which the Company operates is subject to rapid technological advances and frequent product introductions. The Company expects to remain committed to research and development expenditures as required to effectively compete and maintain pace with the rapid technological changes in the communications industry and to support innovative engineering and design in its future products.

     The Company had retained earnings of $96,000 at September 3, 1999. The Company is very focused on controlling both direct and indirect manufacturing costs and other operating expenses. These costs will be adjusted as necessary if the revenues of the Company do not increase as planned. Management believes that digital compression technology may be profitably employed to create increased demand for its satellite receiving equipment if those products are manufactured in a high volume standardized production environment.

YEAR 2000

     As is the case with other companies utilizing computers in their operations, the Company has been faced with the task of addressing the Year 2000 issue. The Year 2000 issue arises from the widespread use of computer programs that rely on two-digit codes to perform computations or decision-making functions. The Company has done a comprehensive review of its computer programs to identify systems which would be affected by the Year 2000 issue.

State of Readiness
------------------

     Management of the Company has reviewed the Company's current information systems and has found them to be Year 2000 compliant. However, the Company is currently in the process of replacing older information systems with new systems that offer easier access to more data and are certified to be able to handle the Year 2000 transition. Conversions to the new systems are expected to be completed prior to December 31, 1999.

     Management of the Company has reviewed and tested the Company's phone, voice mail, e-mail, and security systems and all are believed to be Year 2000 compliant. Utility companies have been contacted and have reported to the Company that only minor problems have been noted in regards to their billing software as a result of their Year 2000 testing completed to date. Although there can be no guarantee, no major interruption in service is anticipated.

     The Company has requested and received Year 2000 compliance statements from major vendors. There are no indications that major vendors will not be Year 2000 compliant. However, there can be no absolute assurances in this regard and their failure to be compliant remains a possibility. If vendors are not Year 2000 compliant, there can be no assurance that the Company will be able to find suitable alternate suppliers and contract with them on reasonable terms, or at all, and such inability could have a material and adverse impact on the Company's business and results of operations. The Company has and is expected to continue to have material sales to a relatively small number of customers. Although the Company is not aware of any specific Year 2000 issues in regards to these customers, a loss of one or more of these customers could have a material adverse effect on the Company's business and results of operations.

     All  test  equipment  used  in  engineering,   service,  and  manufacturing
departments has been reviewed and all are Year 2000 compliant.

     All of the Company's products have been reviewed for Year 2000 compliance. All are compliant with the exception of certain minor problems in the schedule and repetitive scheduler programs of an older version of uplink software. All customers affected by this have been offered a migration path to newer software which is Year 2000 compliant.

Costs to Address the Year 2000 Issues
-------------------------------------

     Management of the Company believes that although the evaluation of internal systems is still in process, the impact of the Year 2000 transition on the Company's internal systems has not and should not result in material costs to the Company or have a material adverse impact on future results.

Risks of the Year 2000 Issues
-----------------------------

     The main risk to the Company with respect to Year 2000 is the failure of major vendors and service providers to be Year 2000 compliant. Failure on their part could result in delays in obtaining parts, increased cost of parts, and overall inability to design and manufacture products in the event of a shutdown of major utility providers. Major vendors and service providers have reported to the Company that they believe they will be Year 2000 compliant. The Company cannot estimate the financial impact of any failure to be Year 2000 compliant by such third party vendors and service providers, although such failure could have a material and adverse impact on the Company's business and results of operations. This risk is particularly acute with respect to non-U.S. third parties, as it is widely reported that many non-U.S. businesses and governments are not addressing their Year 2000 issues on a timely basis.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at September 3, 1999 subject to variable interest rate fluctuations.

     The Company's cash equivalents consists of a repurchase agreement and a bank certificate of deposit. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

     The Company does not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                            Wegener Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year ended
                                           ----------------------------------------------
                                           SEPTEMBER 3,      August 28,       August 29,
                                               1999             1998             1997
-----------------------------------------------------------------------------------------
Revenue                                    $ 25,259,155     $ 34,254,673     $ 21,811,870
-----------------------------------------------------------------------------------------
Operating costs and expenses
    Cost of products sold                    17,055,600       22,435,716       16,885,840
    Selling, general and administrative       5,147,117        4,929,999        5,160,975
    Research and development                  2,924,097        2,644,353        1,999,106
-----------------------------------------------------------------------------------------
Operating costs and expenses                 25,126,814       30,010,068       24,045,921
-----------------------------------------------------------------------------------------
Operating income (loss)                         132,341        4,244,605       (2,234,051)
    Interest expense                           (149,288)        (244,607)        (545,914)
    Interest income                             355,220          465,185           24,765
-----------------------------------------------------------------------------------------
Earnings (loss) before income taxes             338,273        4,465,183       (2,755,200)

Income tax expense (benefit)                    125,000        1,705,000         (946,000)
-----------------------------------------------------------------------------------------
Net earnings (loss)                        $    213,273     $  2,760,183     $ (1,809,200)
=========================================================================================
Net earnings (loss) per share
    Basic                                  $        .02     $        .24     $       (.19)
    Diluted                                $        .02     $        .23     $       (.19)
=========================================================================================
Shares used in per share calculation
    Basic                                    11,849,383       11,727,447        9,640,127
    Diluted                                  12,007,270       12,090,911        9,640,127
=========================================================================================

          See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                   September 3,     August 28,
                                                       1999            1998
--------------------------------------------------------------------------------
ASSETS

Current assets
  Cash and cash equivalents                        $  8,858,591    $  6,492,760
  Accounts receivable                                 2,618,296       5,314,938
  Inventories                                         6,488,813       7,120,393
  Deferred income taxes                               1,325,000       1,011,000
  Other                                                 263,090          23,710
--------------------------------------------------------------------------------
    Total current assets                             19,553,790      19,962,801

Property and equipment                                4,242,588       4,523,297
Capitalized software costs                            1,100,747       1,211,914
Other assets                                             56,690         207,002
--------------------------------------------------------------------------------
                                                   $ 24,953,815    $ 25,905,014
================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                 $  2,018,149    $  2,113,205
  Accrued expenses                                    1,554,572       1,490,041
  Customer deposits                                     884,066         784,621
  Current maturities of long-term obligations         1,119,835         597,664
--------------------------------------------------------------------------------
    Total current liabilities                         5,576,622       4,985,531

Long-term obligations, less current maturities           85,424       1,231,338
Deferred income taxes                                   512,000         608,000
--------------------------------------------------------------------------------
    Total liabilities                                 6,174,046       6,824,869
--------------------------------------------------------------------------------
Commitments

Shareholders' equity
  Common stock, $.01 par value; 20,000,000
    shares authorized; 12,314,575 shares issued         123,146         123,146
  Additional paid-in capital                         19,492,570      19,407,417
  Retained earnings (deficit)                            95,781        (117,492)
  Less treasury stock, at cost                         (931,728)       (332,926)
--------------------------------------------------------------------------------
Total shareholders' equity                           18,779,769      19,080,145
--------------------------------------------------------------------------------
                                                   $ 24,953,815    $ 25,905,014
================================================================================

See accompanying notes to consolidated financial statements.

                                            Wegener Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                            Common Stock            Additional      Retained             Treasury Stock
                                            ------------             Paid-in        Earnings             --------------
                                        Shares         Amount        Capital        (Deficit)         Shares         Amount
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, at August 30, 1996            9,231,930    $    92,319    $14,369,157    $(1,068,475)       (470,397)    $  (436,785)

  Treasury stock reissued through
    stock options and 401(k) plan             --             --         61,474             --          37,667          34,975
  Issuance of common stock for
    convertible debentures             2,131,987         21,320      3,654,069             --              --              --
  Net (loss) for the year                     --             --             --     (1,809,200)             --              --
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, at August 29, 1997           11,363,917    $   113,639    $18,084,700    $(2,877,675)       (432,730)    $  (401,810)

  Treasury stock reissued through
    stock options and 401(k) plan             --             --         84,398             --          74,184          68,884
  Issuance of common stock for
    convertible debentures               950,658          9,507      1,238,319             --              --              --
  Net earnings for the year                   --             --             --      2,760,183              --              --
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, at August 28, 1998           12,314,575    $   123,146    $19,407,417    $  (117,492)       (358,546)    $  (332,926)

  Treasury stock reissued through
    stock options and 401(k) plan             --             --         85,153             --         112,587         104,542
  Treasury stock purchased                    --             --             --             --        (386,500)       (703,344)
    Net earnings for the year                 --             --             --        213,273              --              --
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, at September 3, 1999         12,314,575    $   123,146    $19,492,570    $    95,781        (632,459)    $  (931,728)
=============================================================================================================================

See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      YEAR ENDED       Year ended       Year ended
                                                     SEPTEMBER 3,      August 28,       August 29,
                                                         1999             1998             1997
---------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities
  Net earnings (loss)                                $    213,273     $  2,760,183     $ (1,809,200)
  Adjustments to reconcile net earnings (loss) to
      cash provided by operating activities
    Depreciation and amortization                       1,649,546        1,784,787        1,471,201
    Write-down of capitalized software                         --          200,000          241,841
    Issuance of treasury stock for
      compensation expenses                               176,398          124,079           90,263
    Issuance of convertible debt for interest
      expense                                                  --               --          101,222
    Bad debt allowance                                     40,000           75,000          356,555
    Inventory reserves                                    750,000        1,150,000          825,000
    Deferred income taxes                                (410,000)       1,391,000         (946,000)
    Warranty provisions                                   150,000               --          146,000
    Changes in assets and liabilities
      Accounts receivable                               2,656,642         (777,304)       2,136,795
      Inventories                                        (118,420)       1,722,279        1,877,151
      Other assets                                       (239,380)          (2,334)          (8,115)
      Accounts payable and accrued expenses              (180,525)          33,360         (970,989)
      Customer deposits                                    99,445       (2,673,780)       2,813,166
---------------------------------------------------------------------------------------------------
                                                        4,786,979        5,787,270        6,324,890
---------------------------------------------------------------------------------------------------
Cash used for investment activities
  Property and equipment expenditures                    (634,239)        (522,066)      (1,038,413)
  Capitalized software additions                         (406,486)        (436,465)      (1,089,931)
---------------------------------------------------------------------------------------------------
                                                       (1,040,725)        (958,531)      (2,128,344)
---------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities
  Net change in borrowings under
    revolving line-of-credit                                   --               --       (1,530,332)
  Repayment of long-term debt and capitalized
    lease obligations                                  (1,983,251)        (552,615)        (539,074)
  Proceeds from long-term debt                          1,359,508               --               --
  Purchase of treasury stock                             (703,344)              --               --
  Debt issuance costs                                     (66,633)         (55,000)         (62,581)
  Proceeds from stock options exercised                    13,297           29,203            6,187
---------------------------------------------------------------------------------------------------
                                                       (1,380,423)        (578,412)      (2,125,800)
---------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                   2,365,831        4,250,327        2,070,746
Cash and cash equivalents, beginning of year            6,492,760        2,242,433          171,687
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year               $  8,858,591     $  6,492,760     $  2,242,433
===================================================================================================

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

FISCAL YEAR. The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal 1999 contained 53 weeks while fiscal 1998 and 1997 each contained 52 weeks. All references herein to 1999, 1998, and 1997 relate to the fiscal years ending September 3, 1999, August 28, 1998 and August 29, 1997, respectively.

CASH EQUIVALENTS. Cash equivalents consist of highly liquid investments with original maturities of three months or less. At September 3, 1999, cash equivalents consisted of a $7,000,000 repurchase agreement and a $1,500,000 bank certificate of deposit. At August 28, 1998 cash equivalents consisted of a $4,000,000 repurchase agreement and $2,300,000 bank certificate of deposit.

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

RESEARCH AND DEVELOPMENT. The Company expenses research and development costs, including expenditures related to development of the Company's software products that do not qualify for capitalization. Software development costs are capitalized subsequent to establishing the technological feasibility of a product. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes, and other factors resulting in shortfalls of expected revenues or reduced economic lives. During fiscal 1998 and 1997, $200,000 and $242,000, respectively, of capitalized software costs were written-off to cost of sales due to a reduction of expected revenues on certain slow-moving products. Software development costs capitalized during fiscal 1999, 1998, and 1997 totaled $406,000, $436,000, and $1,090,000, respectively. Amortization expense, included in cost of goods sold was $518,000, $726,000, and $415,000 for the same periods. Capitalized software costs, net of accumulated amortization, were $1,101,000 at September 3, 1999 and $1,212,000 at August 28, 1998. Accumulated amortization amounted to $2,498,000 at September 3, 1999 and $1,981,000 at August 28, 1998.

STOCK BASED COMPENSATION. Prior to August 31, 1996, the Company accounted for stock options granted under its stock incentive plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be

Wegener Corporation and Subsidiaries

recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On August 31, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1997 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and has provided the pro forma disclosure provisions of SFAS No. 123.

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

EARNINGS PER SHARE. Basic and diluted net earnings (loss) per share were computed in accordance with SFAS No. 128, "Earnings per Share". Basic net earnings per share is computed by dividing net earnings available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and convertible debentures. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of stock options and the if-converted method to compute the dilutive effect of convertible debentures.

The following tables represent required disclosure of the reconciliation of the earnings and shares of the basic and diluted net earnings (loss) per share computations.

                                                      Year ended
                                     ------------------------------------------
                                     September 3,     August 28,     August 29,
                                         1999            1998           1997
                                     ------------------------------------------
Basic
    Net earnings (loss)              $    213,273    $ 2,760,183    $(1,809,200)
                                     ------------    -----------    -----------
    Weighted average shares
        outstanding                    11,849,383     11,727,447      9,640,127
                                     ------------    -----------    -----------
    Net earnings (loss) per share    $        .02    $       .24    $      (.19)
                                     ============    ===========    ===========

Diluted
    Net earnings (loss)              $    213,273    $ 2,760,183    $(1,809,200)

    Convertible debenture interest
        and amortization of bond
        issue cost, net of income
        taxes                                  --         11,658             --
                                     ------------    -----------    -----------
    Total                            $    213,273    $ 2,771,841    $(1,809,200)
                                     ------------    -----------    -----------
    Weighted average shares
        outstanding                    11,849,383     11,727,447      9,640,127

    Effect of dilutive potential
        common shares:
            Stock options                 157,887        250,467             --
            Convertible debentures             --        112,997             --
                                     ------------    -----------    -----------
    Total                              12,007,270     12,090,911      9,640,127
                                     ------------    -----------    -----------
    Net earnings (loss) per share    $        .02    $       .23    $      (.19)
                                     ============    ===========    ===========

                                            Wegener Corporation and Subsidiaries

Options and convertible debentures excluded from the diluted earnings (loss) per share calculation due to their anti-dilutive effect are as follows:

                                                              Year ended
                                    ----------------------------------------------------------
                                    SEPTEMBER 3,  1999      August 28, 1998    August 29, 1997
                                    ------------------     ----------------   ----------------
Common stock options:
     Number of shares                        6,000                  48,500            579,000
     Range of exercise prices              $  1.78          $2.44 to 12.13      $.75 to 12.13
                                    ==================     ================    ===============
Convertible debentures:
     Common shares calculated under
     the if-converted method                    --                      --            653,247
                                    ==================     ================    ===============

FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and long and short-term bank borrowings. The fair value of these instruments approximates their recorded value. The Company does not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of September 3, 1999.

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

RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 137 delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company expects that the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

RECLASSIFICATIONS. Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

2. ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

                                             SEPTEMBER 3,     August 28,
                                                 1999            1998
--------------------------------------------------------------------------------
     Accounts receivable - trade             $ 2,675,022     $ 5,139,414
     Other receivables                           115,859         137,515
--------------------------------------------------------------------------------
                                               2,790,881       5,571,929

     Less allowance for doubtful accounts       (172,585)       (256,991)
--------------------------------------------------------------------------------
                                             $ 2,618,296     $ 5,314,938
================================================================================

Wegener Corporation and Subsidiaries

3.  INVENTORIES

Inventories are summarized as follows:

                                             SEPTEMBER 3,     August 28,
                                                 1999            1998
--------------------------------------------------------------------------------
     Raw materials                           $ 2,845,784     $ 2,692,937
     Work-in-process                           3,146,479       3,139,249
     Finished goods                            2,695,044       2,727,727
--------------------------------------------------------------------------------
                                               8,687,307       8,559,913

     Less inventory reserves                  (2,198,494)     (1,439,520)
--------------------------------------------------------------------------------
                                             $ 6,488,813     $ 7,120,393
================================================================================

The Company has invested a significant amount of financial resources to acquire certain raw materials, to incur direct labor and to contract to have specific outplant procedures performed on inventory in process. The Company purchased this inventory based upon prior backlog and anticipated future sales based upon existing knowledge of the marketplace. The Company's inventory reserve of approximately $2,198,000 at September 3, 1999, is to provide for items that are potentially slow-moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should the Company's sales efforts not be successful.


4. PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

                                          Estimated
                                         Useful Lives  September 3,       August 28,
                                           (Years)         1999              1998
------------------------------------------------------------------------------------
     Land                                       --     $    707,210     $    707,210
     Buildings and improvements               3-30        3,689,643        3,689,643
     Machinery and equipment                   3-5        7,191,332        6,544,101
     Furniture and fixtures                      5          592,782          567,672
     Application software                        5          777,568          734,590
------------------------------------------------------------------------------------
                                                         12,958,535       12,243,216

     Less accumulated depreciation                       (8,715,947)      (7,719,919)
------------------------------------------------------------------------------------
                                                       $  4,242,588     $  4,523,297
====================================================================================

Depreciation expense for fiscal 1999, 1998 and 1997 totaled approximately $888,000, $777,000, and $660,000, respectively. Assets recorded under a capital lease included in property and equipment at September 3, 1999 and August 28, 1998 are machinery and equipment of approximately $613,000 and accumulated amortization of approximately $474,000 and $345,000, respectively.

5. ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                         SEPTEMBER 3, 1999     August 28, 1998
--------------------------------------------------------------------------------
     Compensation                            $  464,833          $  637,333
     Royalties                                  364,676             175,061
     Other                                      725,063             677,647
--------------------------------------------------------------------------------
                                             $1,554,572          $1,490,041
================================================================================

                                            Wegener Corporation and Subsidiaries

6. FINANCING AGREEMENTS
REVOLVING LINE-OF-CREDIT AND TERM LOAN FACILITY

WCI maintains a loan facility with a bank which provides a maximum available credit limit of $10,000,000 with sublimits as defined. The loan facility matures on June 21, 2000 or upon demand and requires an annual facility fee of $55,000 plus an additional .75% of $3,000,000 if borrowings, at any time, exceed $5,500,000. The loan facility consists of 1) a term loan and a revolving line of credit with a combined borrowing limit of $8,500,000, bearing interest at the banks prime rate (8.25% at September 3, 1999) and 2) a real estate advance facility with a maximum borrowing limit of $1,500,000 bearing interest at a fixed rate of 250 basis points over the five year U.S. Treasury rate.

The term loan portion provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw material inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. The real estate advance portion of the loan facility provides for advances of up to 70% of the appraised value of certain real property. Advances for real property are payable in 35 equal principal payments with a balloon payment due at maturity.

During the first quarter of fiscal 1999, $1,360,000 was advanced to pay off the existing mortgage note balance. At the time of disbursement, the annual interest rate was set at 6.519%. At September 3, 1999, the loans were secured by a first lien on substantially all of WCI's assets except assets secured under an existing equipment note on which the bank had a second lien. The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year-end commencing with fiscal year 1997, retain certain key employees, limit expenditures of Wegener Corporation to $600,000 per fiscal year, and is precluded from paying dividends. At September 3, 1999 the Company was in compliance with the covenants. The loan facility's outstanding balance under real property advances was $971,000 at September 3, 1999. No balances were outstanding on the loan facility at August 28, 1998. At September 3, 1999, $2,505,000 was available to borrow under the accounts receivable and inventory advance formulas. Additionally, Wegener Corporation guarantees the loan facility.

     LONG-TERM OBLIGATIONS
     Long-term obligations consist of:
                                                                         SEPTEMBER 3,     August 28,
                                                                             1999            1998
----------------------------------------------------------------------------------------------------
     Mortgage note, monthly principal $38,843 plus interest at 6.519%
       balance due June 2000, collateralized by real estate and cross
       collateralized under the loan facility                            $   971,077     $        --
     Mortgage note, (interest at the bank's prime rate plus 1%) paid in
       full in fiscal 1999                                                        --       1,362,933
     Other long-term obligations, collateralized by equipment                234,182         466,069
----------------------------------------------------------------------------------------------------
                                                                           1,205,259       1,829,002

     Less current maturities                                              (1,119,835)       (597,664)
----------------------------------------------------------------------------------------------------
                                                                         $    85,424     $ 1,231,338
====================================================================================================

Wegener Corporation and Subsidiaries

At September 3, 1999, other long-term obligations include a promissory note, bearing interest at 9.6% per annum, with monthly principal and interest payments of $12,597 through April 2001 and a capital lease obligation bearing interest at 11.5% per annum, with monthly principal and interest payments of $3,318 through February 2000.

A summary of future maturities of long-term debt and minimum capital lease obligations follows:

                                    Debt      Capital Lease
     Fiscal Year                Maturities     Obligations         Total
--------------------------------------------------------------------------------
     2000                      $  1,106,877   $     13,270     $  1,120,147
     2001                            85,424             --           85,424
--------------------------------------------------------------------------------
     Less interest                       --           (312)            (312)
--------------------------------------------------------------------------------
                               $  1,192,301   $     12,958     $  1,205,259
================================================================================

The Company leases certain office and manufacturing facilities, vehicles and equipment under long-term noncancelable operating leases which expire through fiscal 2005. Future minimum lease commitments are approximately as follows:
2000-$232,000;   2001-$238,000;   2002-$229,000;  2003-$228,000;  and  2004  and
thererafter-$202,000. Rent expense under all leases was approximately $225,000, $209,000 and $202,000 for fiscal years 1999, 1998, and 1997, respectively.

7. CONVERTIBLE DEBENTURES

On May 31, 1996, the Company issued $5,000,000 of 8% Convertible debentures, due May 31, 1999, in a private placement to various accredited investors for net proceeds to the Company of $4,700,000. The proceeds were used for working capital and reduction of the line-of-credit note payable. These debentures converted at the option of the holders at any time through maturity, into a number of shares of common stock at a price equal to the lesser of (i) $12.25 per share or (ii) a percentage, based on the holding period, ranging from 95% to 82.5% (82.5% at August 30, 1996 and thereafter) of the average of the lowest sale price on each of the five trading days immediately preceding the conversion date. Interest at the rate of 8% per annum was paid quarterly beginning July 1, 1996 in cash or, at the option of the Company, by adding the amount of such interest to the outstanding principal amount due under the debenture. During fiscal 1997 debentures in the amount of $101,222 were issued for payment of accrued interest. During fiscal 1998 and 1997, $1,285,000 and $3,850,000 principal amount of debentures were converted into 950,658 and 2,131,987, respectively, shares of common stock. No convertible debentures remained outstanding at September 3, 1999 and August 28, 1998.

8. INCOME TAXES

The provision for income tax expense (benefit) consists of the following:


                                                Year ended
                             ---------------------------------------------------
                             SEPTEMBER 3,       August 28,       August 29,
                                 1999              1998             1997
--------------------------------------------------------------------------------
     Current
       Federal               $   480,000       $    93,000       $      --
       State                      55,000           221,000              --
--------------------------------------------------------------------------------
                                 535,000           314,000              --
--------------------------------------------------------------------------------
     Deferred
       Federal                  (366,000)        1,335,000        (862,000)
       State                     (44,000)           56,000         (84,000)
--------------------------------------------------------------------------------
                                (410,000)        1,391,000        (946,000)
--------------------------------------------------------------------------------
     Total                   $   125,000       $ 1,705,000       $(946,000)
================================================================================

                                            Wegener Corporation and Subsidiaries

The effective income tax rate differs from the U.S. federal statutory rate as follows:

                                                         Year ended
                                          -------------------------------------
                                          September 3,   August 28,   August 29,
                                              1999          1998         1997
     --------------------------------------------------------------------------
     Statutory U.S. income tax rate           34.0%        (34.0)%      (34.0)%
     State taxes, net of federal
       benefits                                2.0           4.8         (3.0)
     Foreign sales corporation benefit        (5.0)          (.7)          --
     Non-deductible expenses                   4.3            .3           .6
     Other, net                                1.7           (.2)         2.1
     --------------------------------------------------------------------------
     Effective income tax rate                37.0%         38.2%       (34.3)%
     ==========================================================================

Deferred tax assets and liabilities that arise as a result of temporary differences are as follows:

                                                  SEPTEMBER 3,      August 28,
                                                      1999             1998
-------------------------------------------------------------------------------
  Deferred tax assets:
    Accounts receivable and inventory reserves    $  1,098,000     $    860,000
    Accrued expenses                                   227,000          151,000
-------------------------------------------------------------------------------
    Total deferred tax assets                        1,325,000        1,011,000
-------------------------------------------------------------------------------
  Deferred tax liabilities:
    Depreciation                                       (28,000)         (82,000)
    Capitalized software costs                        (418,000)        (460,000)
    Other                                              (66,000)         (66,000)
-------------------------------------------------------------------------------
    Total deferred tax liabilities                    (512,000)        (608,000)
-------------------------------------------------------------------------------
  Net deferred tax asset                          $    813,000     $    403,000
===============================================================================
  Consolidated balance sheet classifications:
    Current deferred tax asset                    $  1,325,000     $  1,011,000
    Noncurrent deferred tax liability                 (512,000)        (608,000)
-------------------------------------------------------------------------------
    Net deferred tax asset                        $    813,000     $    403,000
===============================================================================

Net deferred tax assets increased $410,000 to $813,000 at September 3, 1999 from $403,000 at August 28, 1998. The increase was principally due to increases in inventory reserves and warranty provisions. Net deferred tax assets decreased $1,391,000 to $403,000 at August 28, 1998 from $1,794,000 at August 29, 1997.
The decrease was principally due to utilization of net operating loss carryforwards and tax credit carryforwards in fiscal 1998.

No provision for deferred tax liability has been made on the undistributed earnings of the Foreign Sales Corporation as the earnings will not be remitted in the foreseeable future and are considered permanently invested. The amount of the unrecognized deferred tax liability for the undistributed earnings of approximately $627,000 was approximately $213,000.

Wegener Corporation and Subsidiaries

9. COMMON STOCK AND STOCK OPTIONS.

1998 INCENTIVE PLAN. On February 26, 1998, the stockholders approved the 1998 Incentive Plan (the "1998 plan"). The Plan provides for awards of up to an aggregate of 1,000,000 shares of common stock which may be represented by (i) incentive or non-qualified stock options, (ii) stock appreciation rights (tandem and free-standing), (iii) restricted stock, (iv) deferred stock, or (v) performance units entitling the holder, upon satisfaction of certain performance criteria, to awards of common stock or cash. In addition, the 1998 Plan provides for loans and supplemental cash payments to persons participating in the Plan in connection with awards granted. Eligible participants include officers and other key employees, non-employee directors, consultants and advisors of the Company. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights will be not less than 100% of the fair market value on the date of grant or, in the case of an option granted to a 10% or greater stockholder, not less than 110% of the fair market value on the date of grant. The exercise price for any other option and stock appreciation rights shall be at least 75% of the fair market value on the date of grant. The exercise period for non-qualified stock options may not exceed ten years and one day from the date of the grant, and the expiration period for an incentive stock option or stock appreciation rights shall not exceed ten years from the date of the grant. The 1998 plan contains an automatic option grant program to non-employee members of the Board of Directors. Such members will each be granted an option to purchase 2,000 shares of common stock on the last day of each December on which regular trading occurs on the Nasdaq Stock Market, at an exercise price equal to the fair market value of such stock on the date of grant. Such options will be exercisable during the period of ten years and one day from the date of grant of the option. In addition, upon the exercise of an option by a non-employee director, the Company will pay a supplemental cash amount equal to the greater of the Company's minimum federal and state tax withholding obligation with respect to the exercise of the option and such supplemental payment, or an amount sufficient to defray the federal and state tax consequences to the non-employee director attributable to the exercise of the option and such supplemental payment. The effective date of the 1998 plan is January 1, 1998 and the plan has a ten year term. During fiscal 1999 options for 212,000 shares of common stock were granted with exercise prices ranging from $1.41 to $1.78.

1989 DIRECTORS' INCENTIVE PLAN. On January 9, 1990, the stockholders approved the Wegener Corporation 1989 Directors' Incentive Plan permitting certain participating directors of the Company to be eligible to receive incentive awards consisting of common stock of the Company, performance units or stock appreciation rights payable in stock or cash, or non-qualified stock options to purchase such stock, or any combination of the foregoing, together with supplemental cash payments. During the second quarter of fiscal 1995, the Company amended the 1989 Directors' Stock Option Plan to increase the aggregate number of shares of common stock that may be awarded from 100,000 to 300,000 shares; to remove the ineligibility provision for certain directors; and to grant annually to each non-employee director, options to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of such stock on the date of grant. The exercise price per share for non-qualified stock options or stock appreciation rights shall not be less than 85% of fair market value on the date the award is made or not more than nine trading days immediately preceding such date. The expiration period for a non-qualified stock option shall be ten years and one day from the date of the grant. The expiration period for stock appreciation rights, including any extension, shall not exceed ten years from the date of grant. During fiscal 1999, options for 2,000 shares of common stock were granted at an exercise price of $1.78. Additionally, during fiscal 1999 options for 50,000 shares of common stock with exercise prices ranging from $1.53 to $12.13 were cancelled and reissued at an exercise price of $1.41. During fiscal 1998 options were granted for 44,000 shares of common stock at exercise prices ranging from $1.44 to $2.00. Options for 4,000 shares of common stock were granted in each of fiscal years 1998 and 1997 at exercise prices of $1.53 and $3.94, respectively. During fiscal 1997, options for 193,000 shares of common stock with exercise prices ranging from $1.50 to $7.00 were cancelled and reissued at an exercise price of $1.44 per share. At September 3, 1999, no common stock shares remained available for awards under the plan. This plan will terminate and expire effective December 1, 1999.

1988 INCENTIVE PLAN. On January 10, 1989, the stockholders approved the 1988 Incentive Plan providing to key employees other than directors of the Company, incentive awards consisting of common stock, performance units or stock appreciation rights payable in stock or cash; or incentive or non-qualified stock options to purchase stock; or any combination of the above, together with supplemental cash payments. The aggregate number of shares issuable under the 1988 plan is 750,000 common shares. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights will be equal to 100% of the fair market value or, in the case of an option granted to a 10% or greater stockholder, l10% of the fair market value. The exercise price for any other option and stock appreciation rights shall be at least 85% of the fair market value on the date the option is granted. The exercise period for non-qualified stock options shall be ten years and one day from the date of the grant, and the expiration period for an incentive stock option or stock appreciation rights shall not exceed ten years from the date of the grant. During fiscal 1999, options for 105,000 shares of common stock with an exercise price of $2.00 were cancelled and reissued at an exercise price of $1.41. During fiscal 1998 options were granted for 150,000 shares of common stock at exercise prices of $1.44 and $2.00. During fiscal 1997 options for 180,250 shares of common stock with exercise prices ranging from $1.50 to $7.00 per share were cancelled and reissued at an exercise price of $1.44 per share. In addition, during fiscal 1997 new options were granted for 150,000 shares of common stock at an exercise price of $1.44 per share. This plan terminated and expired December 1, 1998.

                                            Wegener Corporation and Subsidiaries

A summary of stock option transactions for the above plans follows:

                                                                     Weighted
                                     Number. of     Range of          Average
                                      Shares    Exercise Prices   Exercise Price
--------------------------------------------------------------------------------
     Outstanding at
       August 30, 1996                434,500     $.75 - 12.13    $       3.58
       Granted or reissued            527,250      1.44 - 3.94            1.46
       Exercised                       (5,500)      .75 - 1.50            1.13
       Forfeited or cancelled        (377,250)     1.50 - 7.00            4.28
--------------------------------------------------------------------------------
     Outstanding at
       August 29, 1997                579,000     $.75 - 12.13    $       1.55
       Granted                        194,000      1.44 - 2.00            1.80
       Exercised                      (26,250)      .75 - 1.44            1.12
       Forfeited or cancelled         (10,750)      .75 - 1.44            1.36
--------------------------------------------------------------------------------
     Outstanding at
       August 28, 1998                736,000     $.75 - 12.13    $       1.63
       Granted or reissued            369,000      1.41 - 1.78            1.45
       Exercised                       (9,000)            1.44            1.44
       Forfeited or cancelled        (175,250)    1.44 - 12.13            2.33
--------------------------------------------------------------------------------
     OUTSTANDING AT
       SEPTEMBER 3, 1999              920,750      $.75 - 1.78    $       1.43
================================================================================
     Options exercisable at
       SEPTEMBER 3, 1999              494,250      $.75 - 1.78    $       1.41
       August 28, 1998                386,000      .75 - 12.13            1.63
================================================================================

Weighted average fair value of options               Per Share      Aggregate
granted during the year ended                      Option Value       Total
--------------------------------------------------------------------------------
SEPTEMBER 3, 1999                                      $.68         $140,535
August 28, 1998                                         .91          175,493
August 29, 1997                                         .76          198,562
================================================================================

The weighted average remaining contractual life of options outstanding at September 3, 1999 was 4.2 years.

The Company applies APB Opinion No. 25 in accounting for its stock incentive plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. If the Company had elected to recognize compensation cost based on the fair value at grant dates for options issued under the plans described above, consistent with the method prescribed by SFAS No. 123, net earnings (loss) and earnings (loss) per share would have changed to the pro forma amounts indicated below:


                                                    Year ended
                                   ---------------------------------------------
                                   SEPTEMBER 3,     August 28,      August 29,
                                      1999             1998            1997
--------------------------------------------------------------------------------
     Net earnings (loss)
       As Reported                $    213,273    $  2,760,183    $ (1,809,200)
       Pro Forma                        46,662       2,676,143      (1,902,485)
--------------------------------------------------------------------------------
     Earnings (loss) per share
       As Reported
         Basic                    $        .02    $        .24    $       (.19)
         Diluted                           .02             .23            (.19)
       Pro Forma
         Basic                             .00             .23            (.20)
         Diluted                           .00             .22            (.20)
================================================================================

Wegener Corporation and Subsidiaries

The fair value of stock options used to compute pro forma net earnings (loss) and earnings (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999, 1998 and 1997. No dividend yield for all years; expected volatility of 50% in 1999 and 60% in 1998 and 1997; a risk free interest rate of 5.0% in 1999, 5.6% in 1998, and 6.6% in 1997; and an expected option life of 3.3 years in 1999, 3.9 years in 1998, and 4.5 years in 1997.

OTHER OPTIONS, AWARDS AND WARRANTS. During fiscal 1999, options for 22,500 common shares, with an exercise price of $2.44 per share expired. In conjunction with a private placement of common stock during fiscal 1995 the Company issued warrants for 45,000 shares at an exercise price of $3.00 per share expiring on June 23, 1997. During fiscal 1997, warrants for 11,250 common shares expired. In addition, stock awards issued under the 1988 Incentive Plan of 12,500 shares remained outstanding at September 3, 1999.

STOCK REPURCHASE PROGRAM. On January 28, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of its common stock over the following twelve months. As of September 3, 1999, the Company had repurchased 386,500 shares of its common stock in open market transactions at an average price of $1.82.

10. EMPLOYEE BENEFIT PLANS

WCI has a profit-sharing plan covering substantially all employees. Amounts to be contributed to the plan each year are determined at the discretion of the Board of Directors subject to legal limitations. No contributions were declared for fiscal years 1999, 1998 and 1997.

Eligible WCI employees are permitted to make contributions, up to certain regulatory limits, to the plan on a tax deferred basis under Section 401(k) of the Internal Revenue Code. The plan provides for a minimum company matching contribution on a quarterly basis at the rate of 25% of employee contributions with a quarterly discretionary match subject to WCI's profitability. During fiscal 1999, an additional discretionary matching contribution of 25% of employee contributions was made for all quarters. During fiscal 1998, an additional 25% matching contribution was made for the third and fourth quarters. All matching contributions are in the form of Company stock or cash at the discretion of the Company's Board of Directors. Matching Company contributions in the form of common stock were approximately $176,000 in fiscal 1999, $124,000 in fiscal 1998 and $90,000 in fiscal 1997.

11. SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

During 1999, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on these standards the Company has determined that it operates in a single operating segment: the manufacture and sale of satellite communications equipment.

In this single operating segment the Company has three distinct product lines. Revenues from customers in each of these product lines are as follows:

                                                    Year ended
                                   ---------------------------------------------
                                   SEPTEMBER 3,     August 28,      August 29,
                                       1999            1998            1997
--------------------------------------------------------------------------------
Product Line
    Direct Broadcast Satellite     $21,500,769     $29,220,638     $17,511,242
    Telecom and Custom Products      3,007,288       4,277,727       3,604,794
    Service                            751,098         756,308         695,834
--------------------------------------------------------------------------------
                                   $25,259,155     $34,254,673     $21,811,870
================================================================================

                                            Wegener Corporation and Subsidiaries

Revenues by geographic areas are as follows:

                                                    Year ended
                                   ---------------------------------------------
                                   SEPTEMBER 3,     August 28,      August 29,
                                       1999            1998            1997
--------------------------------------------------------------------------------
Geographic Area
    United States                  $21,765,145    $30,943,573     $18,669,030
    Canada                           1,585,004         57,090          34,603
    Europe                           1,136,041        881,595       1,707,177
    Asia                                66,420      1,852,677          75,275
    Latin America                      617,146        488,517         875,033
    Other                               89,399         31,221         450,752
--------------------------------------------------------------------------------
                                   $25,259,155    $34,254,673     $21,811,870
================================================================================

Revenue attributed to geographic areas is based on the location of the customer. All of the Company's long-lived assets are located in the United States.

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network, and data communications industries. Single customers accounted for 19.2%, 34.2% and 11.0% of revenues in fiscal years 1999, 1998, and 1997, respectively, and represent revenues principally within the Direct Broadcast Satellite product line. At September 3, 1999, no customers accounted for more than 10% of the Company's accounts receivable. At August 28, 1998, three customers accounted for 23.7%, 13.6% and 13.2%, respectively of the Company's accounts receivable. When deemed appropriate, the Company uses letters-of-credit and credit insurance to mitigate the credit risk associated with foreign sales.

12. STATEMENT OF CASH FLOWS

Interest payments were approximately $159,000, $247,000, and $563,000 for fiscal years 1999, 1998 and 1997, respectively. Income taxes paid in 1999 and 1998 were $253,000 and $488,000, respectively. No income taxes were paid in 1997. Non-cash investing and financing activities in fiscal 1999 were: (1) 103,337 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $176,000. Non-cash investing and financing activities in fiscal 1998 were: (1) 48,184 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $124,000, and (2) 950,658 shares of common stock issued upon conversion of $1,285,000 principal amount of convertible debentures. Non-cash investing and financing activities in fiscal 1997 were: (1) equipment acquired under capital leases of approximately $20,000;
(2)  32,167  shares of  treasury  stock  reissued  for 401(k)  matching  Company contributions  valued at  approximately  $90,000,  and (3)  2,131,987  shares of common stock issued upon conversion of $3,850,000 principal amount of convertible debentures.

13. FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of the year ended September 3, 1999, the Company recorded as a charge to cost of sales a $500,000 increase in the inventory obsolescence reserve.

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

/s/ Robert A. Placek
Robert A. Placek,
President, Chief Executive Officer
and Chairman of the Board

/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
Treasurer and Chief Financial Officer


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
  of Wegener Corporation
Duluth, Georgia

     We have audited the accompanying consolidated balance sheets of Wegener Corporation and subsidiaries as of September 3, 1999 and August 28, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of three years in the period ended September 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wegener Corporation and subsidiaries as of September 3, 1999 and August 28, 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 3, 1999 in conformity with generally accepted accounting principles.





                              /s/ BDO Seidman, LLP

Atlanta, Georgia                           BDO Seidman, LLP
October 27, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information contained under the caption "ELECTION OF DIRECTORS" in the Proxy Statement pertaining to the January 25, 2000 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference in partial response to this item. See also Item 1. "Business - Executive Officers of the Registrant" on page 8 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     Information contained under the caption "EXECUTIVE COMPENSATION" contained in the Proxy Statement is incorporated herein by reference in response to this item.

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

Consolidated Balance Sheets September 3, 1999 and August 28, 1998

Consolidated  Statements of Operations Years ended September 3, 1999, August 28,
     1998, and August 29, 1997

Consolidated  Statements of Shareholders'  Equity Years ended September 3, 1999,
     August 28, 1998, and August 29, 1997

Consolidated  Statements of Cash Flows Years ended September 3, 1999, August 28,
     1998, and August 29, 1997

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

     Schedule II Valuation and Qualifying Accounts Years ended September 3, 1999, August 28, 1998, and August 29, 1997

     (a) (3) The exhibits filed in response to Item 601 of Regulation S K are listed in the Exhibit Index on pages 41 and 42.

     (b) There were no reports on Form 8-K filed for the Quarter ended September 3, 1999.

     (c) See Part IV, Item 14(a)(3).

     (d) Not applicable.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
  of Wegener Corporation
Duluth, Georgia

     The audits referred to in our report dated October 27, 1999, relating to the consolidated financial statements of Wegener Corporation and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


                                                      /s/ BDO Seidman, LLP
     Atlanta, Georgia                                 BDO Seidman, LLP
     October 27, 1999

                                   SCHEDULE II
                      WEGENER CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                 Balance at       Charged to                                      Balance at
                                 Beginning        Costs and                                         End of
                                 of Period        Expenses       Write-offs      Recoveries         Period
                                ------------    ------------    ------------     ----------      ------------
Allowance for doubtful
  accounts receivable:

YEAR ENDED SEPTEMBER 3, 1999    $    256,991    $     40,000    $   (124,406)    $         --    $    172,585

Year ended August 28, 1998      $    361,743    $     75,000    $   (180,018)    $        266    $    256,991

Year ended August 29, 1997      $     57,912    $    356,555    $    (53,279)    $        555    $    361,743



Inventory Reserves:

YEAR ENDED SEPTEMBER 3, 1999    $  1,439,520    $    750,000    $         --     $      8,974    $  2,198,494

Year ended August 28, 1998      $  1,865,453    $  1,150,000    $ (1,576,764)    $        831    $  1,439,520

Year ended August 29, 1997      $  1,521,926    $    825,000    $   (481,473)    $         --    $  1,865,453

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

*4.3 Promissory Note dated April 8, 1996 in favor of Lyon Credit Corporation and Wegener Communications, Inc. in the principal amount of $600,000 (1996 10Q, filed July 11, 1996,
                    Exhibit 4.1).

*4.5 Loan and Security Agreement - First Amendment dated August 4, 1998 by and between Wegener Communications, Inc. and LaSalle National Bank respecting $10,000,000 combined revolving credit note and term note.

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

*10.4 1989 Directors' Incentive Plan (1990 10-K, filed November 29, 1990, Exhibit 10.9).

*10.4.1             Amendment  to  1989  Directors'   Incentive  Plan  effective
                    February 1, 1995 (1995 10-K, filed December 13, 1996).

*10.5               1998  Incentive  Plan  (1998  Form  S-8,   Registration  No.
                    333-51205, filed April 28, 1998, Exhibit 10.1).

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

WEGENER CORPORATION
Date:  November 22, 1999                By /s/ Robert A. Placek
                                           ----------------------------------
                                           Robert A. Placek
                                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 22nd day of November, 1999.

Signature                                        Title

/s/ Robert A. Placek           President, Chief Executive Officer and Chairman
---------------------------    of the Board (Principal Executive Officer)
Robert A. Placek

/s/ C. Troy Woodbury, Jr.      Treasurer and Chief Financial Officer, Director
---------------------------    (Principal Financial and Accounting Officer)
C. Troy Woodbury, Jr.

/s/ James T. Traicoff          Controller
---------------------------
James T. Traicoff

/s/ James H. Morgan, Jr.       Director
---------------------------
James H. Morgan, Jr.

/s/ Joe K. Parks               Director
---------------------------
Joe K. Parks

/s/ Thomas G. Elliot           Director
---------------------------
Thomas G. Elliot

DIRECTORS
Robert A. Placek
Chairman of the Board,
President and Chief
Executive Officer
Wegener Corporation

James H. Morgan, Jr., Esq.
Partner
Smith, Gambrell & Russell, LLP

C. Troy Woodbury, Jr.
Treasurer and Chief
Financial Officer
Wegener Corporation

Keith N. Smith
President, Wegener
Communications, Inc.

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

James T. Traicoff
Controller

INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS
BDO Seidman, LLP
285 Peachtree Center Avenue
Suite 800
Atlanta, Georgia 30303-1230

TRANSFER AGENT
Securities Transfer Corporation
16910 Dallas Parkway
Suite 100
Dallas, Texas 75248

CORPORATE
HEADQUARTERS
11350 Technology Circle
Duluth/Atlanta, Georgia 30097-1502

ANNUAL MEETING
The annual meeting of stockholders will be held on January 25, 2000 at 7 p.m. at the Corporate Headquarters.

COMMON STOCK NASDAQ
NASDAQ Small-Cap Market Symbol: WGNR

FORM 10-K REPORT
Wegener Corporation's Annual Report on Form 10-K, filed with the Securities and Exchange Commission, is available free of charge by written request to:
     Elaine Miller, Secretary
     Investor Relations
     Wegener Corporation
     11350 Technology Circle
     Duluth, Georgia 30097-1502

WEB SITE
HTTP://WWW.WEGENER.COM

QUARTERLY COMMON
STOCK PRICES
The Company's common stock is traded on the NASDAQ Small-Cap Market. The quarterly ranges of high and low closing sale prices for fiscal 1999 and 1998 were as follows:

                            High         Low
---------------------------------------------

FISCAL YEAR ENDING SEPTEMBER 3, 1999

First Quarter             $1 27/32     $1 3/8

Second Quarter              2 9/32      1 1/2

Third Quarter                2 1/2    1 15/32

Fourth Quarter              2 3/16      1 3/8
---------------------------------------------

Fiscal Year Ending August 28, 1998

First Quarter               $2 3/4    $1 7/16

Second Quarter             2 11/32      1 3/8

Third Quarter              3 19/32     2 1/32

Fourth Quarter              3 5/32      1 5/8

---------------------------------------------

The Company had approximately 408* shareholders of record at November 12, 1999. The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

*(This number does not reflect beneficial ownership of shares held in nominee names).