Form 10-Q
period 1999-12-03
WEGENER CORP
filed 2000-01-18
CIK 715073

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 3, 1999

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

                               YES  [X]      NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Common Stock, $.01 par value                             11,771,016 Shares
----------------------------                       -----------------------------
           Class                                   Outstanding December 31, 1999

                      WEGENER CORPORATION AND SUBSIDIARIES
                Form 10-Q For the Quarter Ended December 3, 1999

                                      INDEX
                                                                         Page(s)
                                                                         -------
PART I.   Financial Information

Item 1.   Consolidated Financial Statements

          Introduction ........................................................3

          Consolidated Statements of Operations
          (Unaudited) - Three Months Ended
          December 3, 1999 and November 27, 1998 ..............................4

          Consolidated Balance Sheets - December 3,
          1999 (Unaudited) and September 3, 1999 ..............................5

          Consolidated Statements of Shareholders' Equity
          (Unaudited) -  Three Months Ended December 3,
          1999 and November 27, 1998 ..........................................6

          Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended December 3,
          1999 and November 27, 1998 ..........................................7

          Notes to Consolidated Financial
          Statements (Unaudited) ...........................................8-11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................12-14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........15

PART II.  Other Information

Item 1.   None
Item 2.   None
Item 3.   None
Item 4.   None
Item 5.   None
Item 6.   Exhibits and Reports on Form 8-K ...................................16

          Signatures .........................................................17

PART I. FINANCIAL INFORMATION                       Item 1. Financial Statements
-----------------------------                       ----------------------------

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of December 3, 1999; the consolidated statements of shareholders' equity as of December 3, 1999 and November 27, 1998; the consolidated statements of operations for the three months ended December 3, 1999 and November 27, 1998; and the consolidated statements of cash flows for the three months ended December 3, 1999 and November 27, 1998 have been prepared without audit. The consolidated balance sheet as of September 3, 1999 has been examined by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended September 3, 1999, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three months ended
                                                   DECEMBER 3,      November 27,
                                                       1999             1998
--------------------------------------------------------------------------------
Revenues                                          $  7,014,503     $  6,466,251
--------------------------------------------------------------------------------
Operating costs and expenses
    Cost of products sold                            4,687,903        4,367,280
    Selling, general, and administrative             1,479,827        1,125,739
    Research and development                           810,933          633,639
--------------------------------------------------------------------------------
Operating costs and expenses                         6,978,663        6,126,658
--------------------------------------------------------------------------------
Operating income                                        35,840          339,593
    Interest expense                                   (24,888)         (43,496)
    Interest income                                    104,239           82,956
--------------------------------------------------------------------------------
Earnings before income taxes                           115,191          379,053

Income tax expense                                      43,000          148,000
--------------------------------------------------------------------------------
Net earnings                                      $     72,191     $    231,053
================================================================================
Net earnings per share:
    Basic                                         $        .00     $        .02
    Diluted                                       $        .00     $        .02
================================================================================
Shares used in per share calculation
    Basic                                           11,740,545       11,971,877
    Diluted                                         12,189,009       12,035,217
================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 3,    September 3,
                                                        1999            1999
--------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                       $  8,015,676   $  8,858,591
    Accounts receivable                                4,103,486      2,618,296
    Inventories                                        7,192,318      6,488,813
    Deferred income taxes                              1,334,000      1,325,000
    Other                                                 27,645        263,090
--------------------------------------------------------------------------------
         Total current assets                         20,673,125     19,553,790

Property and equipment                                 4,298,159      4,242,588
Capitalized software costs                             1,093,717      1,100,747
Other assets                                              42,248         56,690
--------------------------------------------------------------------------------
                                                    $ 26,107,249   $ 24,953,815
================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                $  2,749,039   $  2,018,149
    Accrued expenses                                   1,787,798      1,554,572
    Customer deposits                                  1,011,450        884,066
    Current maturities of long-term obligations          996,888      1,119,835
--------------------------------------------------------------------------------
          Total current liabilities                    6,545,175      5,576,622

Long-term obligations, less current maturities            52,769         85,424
Deferred income taxes                                    509,000        512,000
--------------------------------------------------------------------------------
          Total liabilities                            7,106,944      6,174,046
--------------------------------------------------------------------------------
Commitments

Shareholders' equity
    Common stock, $.01 par value; 20,000,000 shares
        authorized; 12,314,575 shares issued             123,146        123,146
    Additional paid-in capital                        19,558,367     19,492,570
    Retained earnings                                    167,972         95,781
    Less treasury stock, at cost                        (849,180)      (931,728)
--------------------------------------------------------------------------------

         Total shareholders' equity                   19,000,305     18,779,769
--------------------------------------------------------------------------------
                                                    $ 26,107,249   $ 24,953,815
================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                  Common Stock          Additional    Retained            Treasury Stock
                                                  ------------           Paid-in      Earnings            --------------
                                              Shares        Amount       Capital      (Deficit)         Shares       Amount
------------------------------------------------------------------------------------------------------------------------------
BALANCE, at August 28, 1998                 12,314,575   $   123,146   $19,407,417   $  (117,492)      (358,546)   $  (332,926)

    Treasury stock reissued through
       stock options and 401(k) plan                --            --        20,289            --         24,796         23,024
    Net earnings for the three months               --            --            --       231,053             --             --
------------------------------------------------------------------------------------------------------------------------------
BALANCE, at November 27, 1998               12,314,575   $   123,146   $19,427,706   $   113,561       (333,750)   $  (309,902)
==============================================================================================================================
BALANCE, at September 3, 1999               12,314,575   $   123,146   $19,492,570   $    95,781       (632,459)   $  (931,728)

    Treasury stock reissued through
       stock options and 401(k) plan                --            --        65,797            --         88,900         82,548
    Net earnings for the three months               --            --            --        72,191             --             --
------------------------------------------------------------------------------------------------------------------------------
BALANCE, AT DECEMBER 3, 1999                12,314,575   $   123,146   $19,558,367   $   167,972       (543,559)   $  (849,180)
==============================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three months ended
                                                      DECEMBER 3,   November 27,
                                                         1999           1998
--------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
    Net earnings                                     $    72,191    $   231,053
    Adjustments to reconcile net earnings to
           cash provided by operating activities
        Depreciation and amortization                    424,365        407,123
        Issuance of treasury stock for
            compensation expenses                         43,478         42,954
        Bad debt allowance                                20,000             --
        Inventory reserves                                25,000         50,000
        Deferred income taxes                            (12,000)       (47,000)
    Changes in assets and liabilities
            Accounts receivable                       (1,505,190)       773,369
            Inventories                                 (728,505)      (250,681)
            Other assets                                 235,445        (30,433)
            Accounts payable and accrued expenses        964,116        207,654
            Customer deposits                            127,384        664,865
--------------------------------------------------------------------------------
                                                        (333,716)     2,048,904
--------------------------------------------------------------------------------
CASH USED FOR INVESTMENT ACTIVITIES
    Property and equipment expenditures                 (353,618)      (200,168)
    Capitalized software additions                      (104,846)       (84,647)
--------------------------------------------------------------------------------
                                                        (458,464)      (284,815)
--------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
    Proceeds from long-term debt                              --      1,359,508
    Repayment of long-term debt and capitalized
        lease obligations                               (155,602)    (1,456,076)
    Debt issuance cost                                        --        (11,632)
    Proceeds from stock options exercised                104,867            359
--------------------------------------------------------------------------------
                                                         (50,735)      (107,841)
--------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents        (842,915)     1,656,248
Cash and cash equivalents, beginning of period         8,858,591      6,492,760
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $ 8,015,676    $ 8,149,008
================================================================================
Supplemental disclosure of cash flow information:
    Cash paid during the three months for:
          Interest                                   $    24,888    $    53,569
          Income taxes                               $    38,500    $        --
================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Significant Accounting Policies

          The significant accounting policies followed by the Company are set forth in Note 1 to the Company's audited consolidated financial statements included in the annual report on Form 10-K for the year ended September 3, 1999.

          Earnings Per Share

          Basic and diluted net earnings per share were computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic net earnings per share is computed by dividing net earnings available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of stock options.

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

          Fiscal Year

          The Company uses a fifty-two, fifty-three week year. The fiscal year ends on the Friday closest to August 31. Fiscal year 2000 contains fifty-two weeks while fiscal 1999 contained fifty-three weeks.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 2    Accounts Receivable

          Accounts receivable are summarized as follows:

                                             DECEMBER 3,         September 3,
                                                 1999                1999
                                             -----------         -----------
                                             (UNAUDITED)

          Accounts receivable - trade        $ 4,187,207         $ 2,675,022
          Other receivables                      108,828             115,859
                                             -----------         -----------
                                               4,296,035           2,790,881

          Less allowance for
               doubtful accounts                (192,549)           (172,585)
                                             -----------         -----------

                                             $ 4,103,486         $ 2,618,296
                                             ===========         ===========

Note 3    Inventories

          Inventories are summarized as follows:

                                             DECEMBER 3,         September 3,
                                                 1999                1999
                                             -----------         -----------
                                             (UNAUDITED)

          Raw material                       $ 3,108,465         $ 2,845,784
          Work-in-process                      2,430,556           3,146,479
          Finished goods                       3,876,791           2,695,044
                                             -----------         -----------
                                               9,415,812           8,687,307

          Less inventory reserves             (2,223,494)         (2,198,494)
                                             -----------         -----------

                                             $ 7,192,318         $ 6,488,813
                                             ===========         ===========

Note 4    Income Taxes

          For the three months ended December 3, 1999, income tax expense of $43,000 was comprised of a current federal and state income tax expense of $51,000 and $4,000, respectively, and a deferred federal tax benefit of $12,000. Net deferred tax assets increased $12,000 in the first quarter.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 5   Earnings Per Share

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.

                                                                       Three months ended
                                             ----------------------------------------------------------------------
                                                       DECEMBER 3, 1999                   November 27, 1998
                                             ----------------------------------  ----------------------------------
                                                                           PER                                 Per
                                              EARNINGS       SHARES       SHARE   Earnings       Shares       share
                                             (NUMERATOR)  (DENOMINATOR)  AMOUNT  (Numerator)  (Denominator)  amount
                                             -----------  -------------  ------  -----------  -------------  ------
Net earnings                                   $ 72,191                            $231,053
                                               ========                            ========

Basic earnings per share:
    Net earnings available
        to common shareholders                 $ 72,191    11,740,545    $ 0.00    $231,053    11,971,877    $ 0.02
                                                                         ======                              ======

Effect of dilutive potential common shares:
        Stock options                                --       448,464                    --        63,340
                                               --------    ----------              --------    ----------
Diluted earnings per share:
    Net earnings available
        to common shareholders
        plus assumed conversions               $ 72,191    12,189,009    $ 0.00    $231,053    12,035,217    $ 0.02
                                               ========    ==========    ======    ========    ==========    ======

Stock options which were excluded from the diluted net earnings per share calculation due to their anti-dilutive effect are as follows:

                                                  Three months ended
                                         ------------------------------------
                                           DECEMBER 3,          November 27,
                                              1999                  1998
                                         --------------        --------------
Common stock options:
    Number of shares                                  -               173,500
    Range of exercise prices                          -        $2.00 to 12.13
                                         ==============        ==============

Note 6    Segment Information and Significant Customers

In accordance with Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company operates within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment the Company has three distinct product lines. Revenues from customers in each of these product lines are as follows:

                                                  Three months ended
                                         ------------------------------------
                                           DECEMBER 3,          November 27,
                                              1999                  1998
--------------------------------------------------------------------------------
Product Line
    Direct Broadcast Satellite             $6,210,248            $5,673,730
    Telecom and Custom Products               675,548               595,572
    Service                                   128,707               196,949
--------------------------------------------------------------------------------

                                           $7,014,503            $6,466,251
================================================================================

For the three months ended December 3, 1999, revenues by geographical area were approximately: United States - $5,878,000; Mexico - $820,000; all other - $317,000. For the three months ended November 27, 1998, revenues by geographical area were approximately: United States - $6,038,000; Europe - $191,000; Latin America - $140,000; all other - $97,000. Revenue attributed to geographic areas is based on the location of the customer. All of the Company's long-lived assets are located in the United States.

For the three months ended December 3, 1999, two customers accounted for 27.1% and 11.7% of revenues, respectively. For the three months ended November 27, 1998, three other customers accounted for 27.7%, 14.0% and 11.8% of revenues, respectively.

                      WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 3, 1999 contained in the Company's 1999 Annual Report on Form 10-K.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, future business or product development plans, research and development activities, capital spending, financing sources or capital structure, the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, material availability, new and existing well-capitalized competitors, and other uncertainties detailed in the Company's Form 10-K for the year ended September 3, 1999 and from time to time in the Company's periodic Securities and Exchange Commission filings.

The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries.

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 3, 1999 COMPARED TO THREE MONTHS
ENDED NOVEMBER 27, 1998

Net earnings were $72,000 or less than $0.01 per share for the three month period ended December 3, 1999, compared to $231,000 or $0.02 per share for the three month period ended November 27, 1998.

REVENUES - The Company's revenues for the first quarter of fiscal 2000 were $7,015,000, up 8.5% as compared to $6,466,000 for the same period in fiscal 1999.

Direct Broadcast Satellite (DBS) revenues increased $536,000 or 9.5%, in the first quarter of fiscal 2000 to $6,210,000 from $5,674,000 for the same period in fiscal 1999. The increase was mainly due to an increase in shipments of digital video products principally to one customer for an upgrade of their private network used to distribute live pari-mutuel racing signals to off-track facilities. Telecom and Custom Products Group revenues increased $80,000 or 13.4% to $675,000 in the first quarter of fiscal 2000 from $595,000 in the first quarter of fiscal 1999. The increase was mainly due to higher level shipments of cue and control equipment to provide local commercial insertion capabilities to cable television headend systems. For the three months ended December 3, 1999, two customers accounted for 27.1% and 11.7% of revenues, respectively. For the three months ended November 27, 1998, three other customers accounted for 27.7%, 14.0% and 11.8% of revenues, respectively. The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI's backlog was approximately $12,500,000 at December 3, 1999, compared to $15,691,000 at September 3, 1999 and $11,600,000 at November 27, 1998.

GROSS PROFIT MARGINS - Gross profit increased $228,000 or 10.8% in the three month period ended December 3, 1999, compared to the three month period ended November 27, 1998. Gross profit as a percent of revenues was 33.2% in the first quarter of fiscal 2000 compared to 32.5% in the first quarter of fiscal 1999. The increase in gross profit dollars and percentages are primarily a result of an increase in revenues for the period.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses increased $354,000 or 31.5% to $1,480,000 in the first quarter of fiscal 2000 from $1,126,000 in the first quarter of fiscal 1999. The increase was primarily due to higher levels of selling and marketing expenses, outside sales agent commissions, software implementation costs, and maintenance expenses. As a percentage of revenues, selling, general and administrative expenses were 21.1% for the three month period ended December 3, 1999 compared to 17.4% for the same period ended November 27, 1998.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $916,000 or 13.1% of revenues in the first quarter of fiscal 2000 compared to $718,000 or 11.1% of revenues for the same period of fiscal 1999. Capitalized software development costs amounted to $105,000 in the first quarter of fiscal 2000 compared to $85,000 in the first quarter of fiscal 1999. Research and development expenses, excluding capitalized software development costs, were $811,000 or 11.6% of revenues in the first quarter of fiscal 2000, and $634,000 or 9.8% of revenues in the same period of fiscal 1999. The increase in expenses was primarily due to increases in engineering consulting expenses and personnel costs.

INTEREST EXPENSE - Interest expense decreased $18,000 to $25,000 in the first quarter of fiscal 2000 from $43,000 in the same period in fiscal 1999. The decrease was primarily due to a decrease in average outstanding debt balances and a decrease in the interest rate on the mortgage debt.

INTEREST  INCOME -  Interest  income was  $104,000  for the three  months  ended
December 3, 1999 compared to $83,000 for the same period ended November 27, 1998. The increase was mainly due to higher average cash equivalent balances for the period.

INCOME TAX EXPENSE - For the three months ended December 3, 1999, income tax expense of $43,000 was comprised of a current federal and state income tax expense of $51,000 and $4,000, respectively, offset by a deferred federal tax benefit of $12,000.

LIQUIDITY AND CAPITAL RESOURCES
THREE MONTHS ENDED DECEMBER 3, 1999

During the first quarter of fiscal 2000, operating activities used $334,000 of cash. Net earnings adjusted for non-cash expenses provided $573,000 of cash, while changes in accounts payable and customer deposit balances provided $1,091,000 of cash. Changes in accounts receivable, inventories, and other assets used $1,998,000 of cash. Cash used by investing activities for property and equipment expenditures and capitalized software additions was $458,000. Financing activities used cash of $156,000 for scheduled repayments of long-term obligations. Proceeds from exercised stock options provided $105,000 of cash.

WCI maintains a loan facility with a bank which provides a maximum available credit limit of $10,000,000 with sublimits as defined. The loan facility matures on June 21, 2000 or upon demand and requires an annual facility fee of $55,000 plus an additional .75% of $3,000,000 if borrowings, at any time, exceed $5,500,000. The loan facility consists of 1) a term loan and a revolving line of credit with a combined borrowing limit of $8,500,000, bearing interest at the bank's prime rate (8.50% at December 3, 1999) and 2) a real estate advance facility with a maximum borrowing limit of $1,500,000 bearing interest at a fixed rate of 250 basis points over the five year U.S. Treasury rate. The interest rate on outstanding real estate advances is 6.519%

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. The real estate advance portion of the loan facility provides for advances of up to 70% of the appraised value of certain real property. Advances for real property are payable in 35 equal principal payments with a balloon payment due at maturity. At December 3, 1999, outstanding balances on real property advances aggregated $855,000, and no balances were outstanding on the revolving line of credit or equipment term loan portions of the loan facility. Additionally, at December 3, 1999, approximately $4,155,000 was available to borrow under the advance formulas.

The Company's loan facility matures on June 21, 2000 along with a balloon payment due on the mortgage note. The Company believes that the existing line of credit and term loan facility will be renewed in June 2000 or that a suitable replacement line will be available from other financing sources. The Company expects that its current cash and cash equivalents combined with expected cash flows from operating activities and an available line of credit will be sufficient to support the Company's operations during fiscal 2000.

YEAR 2000

Prior to December 31, 1999, management of the Company completed its review of internal information systems, manufacturing and engineering equipment, and facilities, as well as surveys of key vendors and service providers for Year 2000 risks. As of the date of this filing, the Company has experienced no disruptions or other significant problems related to Year 2000 issues. Additionally, to date, there have been no Year 2000 related failures in the respect of supplies or services from vendors and service providers. To date, there have been no Year 2000 related problems reported from customers regarding the Company's hardware or software products.

However, if Year 2000 issues develop subsequent to the date of this filing which impact the ability of vendors or service providers to adequately supply the Company, there could be a material adverse impact on the Company's operations. Additionally, if the Company's products were to incur Year 2000 performance problems, there could be an adverse impact on results of operations and financial condition due to increased warranty costs, litigation expenses and other material liabilities, or a loss of customers.

The Company did not incur significant costs related to Year 2000 issues and does not expect to incur material Year 2000 transition costs in the future.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at December 3, 1999 subject to variable interest rate fluctuations.

The Company's cash equivalents consist of a repurchase agreement and a bank certificate of deposit. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

The Company does not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits: 27 - Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 3, 1999.

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

                                        WEGENER CORPORATION
                                        -------------------
                                        (Registrant)


Date:  January 18, 2000                 By: /s/ Robert A. Placek
                                          --------------------------
                                            Robert A. Placek
                                            President
                                            (Principal Executive Officer)


Date:  January 18, 2000                 By: /s/ C. Troy Woodbury, Jr.
                                          ------------------------------
                                            C. Troy Woodbury, Jr.
                                            Treasurer and Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)