Form 10-Q
period 2000-03-03
WEGENER CORP
filed 2000-04-17
CIK 715073

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2000

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

                       YES   [X]                  NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Common Stock, $.01 par value                              11,876,283 Shares
----------------------------                          --------------------------
           Class                                      Outstanding April 10, 2000

                      WEGENER CORPORATION AND SUBSIDIARIES
                  Form 10-Q For the Quarter Ended March 3, 2000

                                      INDEX
                                                                         Page(s)
                                                                         -------
PART I.   Financial Information

Item 1.   Consolidated Financial Statements

          Introduction ........................................................3

          Consolidated Statements of Operations
          (Unaudited) - Three and Six Months Ended
          March 3, 2000 and February 26, 1999 .................................4

          Consolidated Balance Sheets - March 3,
          2000 (Unaudited) and September 3, 1999 ..............................5

          Consolidated Statements of Shareholders' Equity
          (Unaudited) - Six Months Ended March 3,
          2000 and February 26, 1999 ..........................................6

          Consolidated Statements of Cash Flows
          (Unaudited) - Six Months Ended March 3,
          2000 and February 26, 1999 ..........................................7

          Notes to Consolidated Financial
          Statements (Unaudited) ...........................................8-11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .............................12-16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........16

PART II.  Other Information

Item 1.   None
Item 2.   Changes in Securities and Use of Proceeds ..........................17
Item 3.   None
Item 4.   Submission of Matters to a Vote of Security Holders ................17
Item 5.   None
Item 6.   Exhibits and Reports on Form 8-K ...................................17

          Signatures .........................................................18

PART I. FINANCIAL INFORMATION                       Item 1. Financial Statements
-----------------------------                       ----------------------------

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of March 3, 2000; the consolidated statements of shareholders' equity as of March 3, 2000 and February 26, 1999; the consolidated statements of operations for the three and six months ended March 3, 2000 and February 26, 1999; and the consolidated statements of cash flows for the six months ended March 3, 2000 and February 26, 1999 have been prepared without audit. The consolidated balance sheet as of September 3, 1999 has been examined by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 3, 1999, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three months ended                 Six months ended
                                              MARCH 3,       February 26,       MARCH 3,       February 26,
                                                2000             1999             2000             1999
-----------------------------------------------------------------------------------------------------------
Revenues                                    $  7,170,016     $  7,025,955     $ 14,184,519     $ 13,492,206
-----------------------------------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                      4,609,663        4,476,980        9,297,566        8,844,260
    Selling, general, and administrative       1,635,854        1,267,010        3,115,681        2,392,749
    Research and development                     639,540          724,481        1,450,473        1,358,120
-----------------------------------------------------------------------------------------------------------

Operating costs and expenses                   6,885,057        6,468,471       13,863,720       12,595,129
-----------------------------------------------------------------------------------------------------------

Operating income                                 284,959          557,484          320,799          897,077
    Interest expense                             (23,044)         (34,887)         (47,932)         (78,383)
    Interest income                               93,701           92,961          197,940          175,917
-----------------------------------------------------------------------------------------------------------

Earnings before income taxes                     355,616          615,558          470,807          994,611

Income tax expense                               141,000          220,000          184,000          368,000
-----------------------------------------------------------------------------------------------------------

Net earnings                                $    214,616     $    395,558     $    286,807     $    626,611
===========================================================================================================

Net earnings per share:
    Basic                                   $        .02     $        .03     $        .02     $        .05
    Diluted                                 $        .02     $        .03     $        .02     $        .05
===========================================================================================================

Shares used in per share calculation
    Basic                                     11,804,965       12,001,631       11,772,755       11,986,754
    Diluted                                   12,539,450       12,206,553       12,423,183       12,131,871
===========================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            MARCH 3,      September 3,
                                                             2000             1999
--------------------------------------------------------------------------------------
ASSETS                                                    (UNAUDITED)

Current assets
    Cash and cash equivalents                            $  8,347,493     $  8,858,591
    Accounts receivable                                     5,326,305        2,618,296
    Inventories                                             6,352,229        6,488,813
    Deferred income taxes                                   1,324,000        1,325,000
    Other                                                      89,556          263,090
--------------------------------------------------------------------------------------

         Total current assets                              21,439,583       19,553,790

Property and equipment                                      4,157,584        4,242,588
Capitalized software costs                                  1,259,139        1,100,747
Other assets                                                   27,807           56,690
--------------------------------------------------------------------------------------

                                                         $ 26,884,113     $ 24,953,815
--------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                     $  2,028,044     $  2,018,149
    Accrued expenses                                        1,766,560        1,554,572
    Customer deposits                                       2,240,577          884,066
    Current maturities of long-term obligations               880,359        1,119,835
--------------------------------------------------------------------------------------

          Total current liabilities                         6,915,540        5,576,622

Long-term obligations, less current maturities                 19,235           85,424
Deferred income taxes                                         573,000          512,000
--------------------------------------------------------------------------------------

          Total liabilities                                 7,507,775        6,174,046
--------------------------------------------------------------------------------------

Commitments

Shareholders' equity
    Common stock, $.01 par value; 20,000,000 shares
        authorized; 12,314,575 shares issued                  123,146          123,146
    Additional paid-in capital                             19,644,484       19,492,570
    Retained earnings                                         382,588           95,781
    Less treasury stock, at cost                             (773,880)        (931,728)
--------------------------------------------------------------------------------------

         Total shareholders' equity                        19,376,338       18,779,769
--------------------------------------------------------------------------------------

                                                         $ 26,884,113     $ 24,953,815
--------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                              Common Stock           Additional                            Treasury Stock
                                              ------------             Paid-in                             --------------
                                          Shares         Amount        Capital         Deficit         Shares          Amount
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, at August 28, 1998              12,314,575    $   123,146    $19,407,417    $  (117,492)       (358,546)    $  (332,926)

    Treasury stock reissued through
       stock options and 401(k) plan             --             --         43,034             --          53,060          49,268
    Treasury stock repurchased                   --             --             --             --        (145,000)       (288,797)
    Net earnings for the six months              --             --             --        626,611              --              --
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, AT FEBRUARY 26, 1999            12,314,575    $   123,146    $19,343,690    $(1,419,945)       (410,405)    $  (381,080)
================================================================================================================================

BALANCE, at September 3,1999             12,314,575    $   123,146    $19,492,570    $    95,781        (632,459)    $  (931,728)

    Treasury stock reissued through
      stock options and 401(k) plan              --             --        124,914             --         169,995         157,848
    Value of stock options
      granted for services                       --             --         27,000             --              --              --
    Net earnings for the six months              --             --             --        286,807              --              --
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, AT MARCH 3, 2000                12,314,575    $   123,146    $19,644,484    $   382,588        (462,464)    $  (773,880)
================================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six months ended
                                                           MARCH 3,     February 26,
                                                             2000           1999
------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
    Net earnings                                         $   286,807     $   626,611
    Adjustments to reconcile net earnings to cash
          provided by (used for) operating activities        875,659         817,496
        Depreciation and amortization
        Issuance of treasury stock for
            compensation expenses                             88,825          84,755
        Non-cash expenses                                     27,000              --
        Bad debt allowance                                    20,000          50,000
        Inventory reserves                                   100,000         150,000
        Deferred income taxes                                 62,000        (111,500)
    Changes in assets and liabilities
            Accounts receivable                           (2,728,009)        425,534
            Inventories                                       36,584         209,846
            Other assets                                     173,534        (137,583)
            Accounts payable and accrued expenses            221,883        (331,948)
            Customer deposits                              1,356,511         188,098
------------------------------------------------------------------------------------

                                                             520,794       1,971,309
------------------------------------------------------------------------------------

CASH USED BY INVESTMENT ACTIVITIES
    Property and equipment expenditures                     (530,752)       (270,187)
    Capitalized software additions                          (389,412)       (182,712)
------------------------------------------------------------------------------------

                                                            (920,164)       (452,899)
------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
    Proceeds from long-term debt                                  --       1,359,508
    Purchase of treasury stock                                    --        (288,797)
    Repayment of long-term debt and
      capitalized lease obligations                         (305,665)     (1,646,832)
    Proceeds from stock options exercised                    193,937           7,547
------------------------------------------------------------------------------------

                                                            (111,728)       (568,574)
------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents            (511,098)        949,836

Cash and cash equivalents, beginning of period             8,858,591       6,492,760
------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                 $ 8,347,493     $ 7,442,596
====================================================================================

Supplemental disclosure of cash flow information:
    Cash paid during the six months for:
          Interest                                       $    47,932     $    88,456
          Income taxes                                   $    38,500     $        --
=====================================================    ===========     ===========

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 2    Accounts Receivable

          Accounts receivable are summarized as follows:

                                             MARCH 3,       September 3,
                                               2000             1999
                                           -----------       -----------
                                           (UNAUDITED)

          Accounts receivable - trade      $ 5,390,361       $ 2,675,022
          Other receivables                    135,235           115,859
                                           -----------       -----------
                                             5,525,596         2,790,881

          Less allowance for
               doubtful accounts              (199,291)         (172,585)
                                           -----------       -----------

                                           $ 5,326,305       $ 2,618,296
                                           ===========       ===========

Note 3    Inventories

          Inventories are summarized as follows:

                                             MARCH 3,        September 3,
                                               2000              1999
                                           -----------       -----------
                                           (UNAUDITED)

          Raw material                     $ 3,143,776       $ 2,845,784
          Work-in-process                    2,528,356         3,146,479
          Finished goods                     2,978,591         2,695,044
                                           -----------       -----------
                                             8,650,723         8,687,307

          Less inventory reserves           (2,298,494)       (2,198,494)
                                           -----------       -----------

                                           $ 6,352,229       $ 6,488,813
                                           ===========       ===========

Note 4    Income Taxes

          For the six months ended March 3, 2000, income tax expense of $184,000 was comprised of a current federal and state income tax expense of $107,000 and $15,000, respectively, and a deferred federal and state tax expense of $53,000 and $9,000, respectively. Net deferred tax assets decreased $62,000 in the first six months of fiscal 2000.

Note 5    EARNINGS PER SHARE

          The   following   tables   represent   required   disclosure   of  the
          reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.

                                                                 Three months ended
                                   -------------------------------------------------------------------------------
                                                MARCH 3, 2000                          February 26, 1999
                                   -------------------------------------     -------------------------------------
                                                                   PER                                       Per
                                    EARNINGS       SHARES         SHARE       Earnings       Shares         share
                                   (NUMERATOR)  (DENOMINATOR)     AMOUNT     (Numerator)  (Denominator)     amount
                                   -----------  -------------     ------     -----------  -------------     ------
Net earnings                        $  214,616                                $  395,558
                                    ==========                                ==========

Basic earnings per share:
    Net earnings available
        to common shareholders      $  214,616    11,804,965    $     0.02    $  395,558    12,001,631    $     0.03
                                                                ==========                                ==========
Effect of dilutive potential
  common shares:
        Stock options                       --       734,485                          --       204,922
                                    ----------    ----------                  ----------    ----------
Diluted earnings per share:
    Net earnings available
        to common shareholders
        plus assumed conversions    $  214,616    12,539,450    $     0.02    $  395,558    12,206,553    $     0.03
                                    ==========    ==========    ==========    ==========    ==========    ==========


                                                                   Six months ended
                                   -------------------------------------------------------------------------------
                                                MARCH 3, 2000                          February 27, 1998
                                   -------------------------------------     -------------------------------------
                                                                   PER                                       Per
                                    EARNINGS       SHARES         SHARE       Earnings       Shares         share
                                   (NUMERATOR)  (DENOMINATOR)     AMOUNT     (Numerator)  (Denominator)     amount
                                   -----------  -------------     ------     -----------  -------------     ------

Net earnings                        $  286,807                                $  626,611
                                    ==========                                ==========

Basic earnings per share:
    Net earnings available
        to common shareholders         286,807    11,772,755    $    0.02     $  626,611    11,986,754    $     0.05
                                                                ==========                                ==========
Effect of dilutive potential
  common shares:
        Stock options                        -       650,428                          --       145,117
                                    ----------    ----------                  ----------    ----------
Diluted earnings per share:
    Net earnings available
        to common shareholders
        plus assumed conversions    $  286,807    12,423,183    $     0.02    $  626,611    12,131,871    $     0.05
                                    ==========    ==========    ==========    ==========    ==========    ==========

Stock options excluded from the diluted net earnings per share calculation due to their anti-dilutive effect are as follows:

                                                 Three months ended             Six months ended
                                             --------------------------    --------------------------
                                               MARCH 3,     February 26,     MARCH 3,     February 27,
                                                 2000           1999           2000           1999
                                             -----------    -----------    -----------    -----------
          Common stock options:
              Number of shares                   200,000          6,000        200,000          6,000
              Exercise price                 $     5.625    $      1.78    $     5.625    $      1.78
                                             ===========    ===========    ===========    ===========



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

                                                 Three months ended             Six months ended
                                             --------------------------    --------------------------
                                               MARCH 3,     February 26,     MARCH 3,     February 26,
                                                 2000           1999           2000           1999
                                             -----------    -----------    -----------    -----------
          Product Line
              Direct Broadcast Satellite     $ 6,452,106    $ 6,108,756    $12,662,354    $11,782,485
              Telecom and Custom Products        646,867        717,538      1,322,415      1,313,111
              Service                             71,043        199,661        199,750        396,610
                                             -----------    -----------    -----------    -----------

                                             $ 7,170,016    $ 7,025,955    $14,184,519    $13,492,206
                                             ===========    ===========    ===========    ===========

          Revenues by geographic areas are as follows:

                                                 Three months ended             Six months ended
                                             --------------------------    --------------------------
                                               MARCH 3,     February 26,     MARCH 3,     February 26,
                                                 2000           1999           2000           1999
                                             -----------    -----------    -----------    -----------
          Geographic Area
              United States                  $ 5,625,399    $ 5,295,408    $11,503,369    $11,334,041
              Latin America                    1,241,718         84,971      2,143,583        226,800
              Canada                              14,703      1,516,071         21,032      1,555,358
              Europe                             285,456         84,660        352,526        275,482
              Other                                2,740         44,845        164,009        100,525
                                             -----------    -----------    -----------    -----------

                                             $ 7,170,016    $ 7,025,955    $14,184,519    $13,492,206
                                             ===========    ===========    ===========    ===========

All of the Company's long-lived assets are located in the United States.

Customers representing 10% or more of the respective period's revenues are as follows:

                                      Three months ended                   Six months ended
                                -------------------------------     -------------------------------
                                   MARCH 3,        February 26,        MARCH 3,       February 26,
                                     2000              1999              2000             1999
                                -------------     -------------     -------------     -------------
          Customer 1                 18.5%              (a)              22.8%              (a)
          Customer 2                  (A)              41.3%              (A)              21.5%
          Customer 3                  (A)              20.3%              (A)              10.8%
          Customer 4                  (A)               (a)               (A)              13.8%

          (a) Revenues for the period were less than 10% of total revenues.

NOTE 7    STOCK OPTIONS

During the second quarter of fiscal 2000 the Company entered into an agreement with RCG Capital Markets Group, Inc. to provide a national financial relations program. The agreement is for an eighteen month period and provides for a monthly fee of $6,000 and stock options for 200,000 shares of Wegener Corporation common stock exercisable for a period of five years from the date of grant at $5.625 per share.

Fifty percent of the options granted vest upon execution of the agreement with the balance vesting upon completion of agreed upon performance criteria. In accordance with EITF Issue No. 96-18 and SFAS No. 123, the fair value of the stock options has been calculated using the Black-Scholes option-pricing model and will result in an aggregate non-cash charge to earnings of approximately $445,000 over the eighteen month term of the agreement.

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

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 3, 2000 COMPARED TO THREE AND SIX MONTHS ENDED FEBRUARY 26, 1999

The operating results for the three and six month periods ended March 3, 2000 were net earnings of $215,000 or $0.02 per share and net earnings of $287,000 or $0.02 per share, respectively, compared to $396,000 or $0.03 per share and $627,000 or $0.05 per share, respectively, for the three and six month periods ended February 26, 1999.

REVENUES - The Company's revenues for the three months ended March 3, 2000 were $7,170,000, up 2.0% from revenues of $7,026,000 for the three months ended February 26, 1999. Revenues were $14,185,000 for the six months ended March 3, 2000, up 5.1% from revenues of $13,492,000 for the six months ended February 26, 1999.

Direct Broadcast Satellite (DBS) revenues increased $343,000 or 5.6% in the second quarter of fiscal 2000 to $6,452,000 from $6,109,000 in the same period of fiscal 1999. The increase was mainly due to an increase in shipments of digital video uplink and receiving equipment to a greater number of network providers. Telecom and Customer Products Group revenues decreased $71,000 or 9.9% in the second quarter of fiscal 2000 to $647,000 from $718,000 in the same period of fiscal 1999. The decrease was mainly due to lower levels of shipments of cue and control equipment to provide local commercial insertion capabilities to cable television headend systems. For the three months ended March 3, 2000, one customer accounted for approximately 18.5% of revenues. For the three months ended February 26, 1999, two additional customers accounted for approximately 41.3% and 20.3%, respectively, of revenues.

For the six months ended March 3, 2000, DBS revenues increased $880,000 or 7.5% to $12,662,000 from $11,782,000 for the six months ended February 26, 1999. The increase was due to increased shipments of digital video uplink and receiving equipment to a greater number of network providers. For the six months ended March 3, 2000, Telecom and Custom Product Group revenues increased $9,000 or less than 1.0% to $1,322,000 from $1,313,000 for the six months ended February 26, 1999. For the six months ended March 3, 2000 one customer accounted for 22.8% of revenues. For the six months ended February 26, 1999 three additional customers accounted for 21.5%, 10.8% and 13.8%, respectively of revenues. The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI's backlog was approximately $12,700,000 at March 3, 2000, compared to $15,691,000 at September 3, 1999 and
$6,900,000 at February 26, 1999.

GROSS PROFIT MARGINS - The Company's gross profit margin percentages were 35.7% and 34.5% for the three and six month periods ended March 3, 2000 compared to 36.3% and 34.4% for the three and six month periods ended February 26, 1999. The profit margin percentage decrease for the three months ended March 3, 2000, compared to the same period in fiscal 1999, was due to a product mix of higher variable cost components which was offset by lower unit fixed costs due to the increase in revenues. Gross profit margin dollars increased $11,000 and $239,000 for the three and six month periods ended March 3, 2000 from the same periods ended February 26, 1999. The increase in margin dollars for the six months ended March 3, 2000 was mainly due to higher revenues during the period. Profit margins in the three and six month periods of fiscal 2000 included inventory reserve charges of $75,000 and $100,000 compared to $100,000 and $150,000 for the same periods of fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative (SG&A) expenses increased $369,000 or 29.1% to $1,636,000 for the three months ended March 3, 2000 from $1,267,000 for the three months ended February 26, 1999. For the six months ended March 3, 2000, SG&A expenses increased $723,000 or 30.2% to $3,116,000 from $2,393,000 for the same period ended February 26, 1999. The three and six month increases were primarily due to higher levels of selling and marketing expenses, outside sales agent commissions, software implementation costs, maintenance and depreciation expenses. As a percentage of revenues, SG&A expenses were 22.8% and 22.0% for the three and six month periods ended March 3, 2000 compared to 18.0% and 17.7% for the same periods of fiscal 1999.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $924,000, or 12.9% of revenues and $1,840,000 or 13.0% of revenues for the three and six month periods ended March 3, 2000, compared to $822,000 or 11.7% of revenues and $1,541,000 or 11.4% of revenues for the same periods of fiscal 1999. Capitalized software development costs amounted to $285,000 and $389,000 for the second quarter and first six months of fiscal 2000 compared to $98,000 and $183,000 for the same periods of fiscal 1999. The increases in capitalized software costs are due to increased expenditures on COMPEL network control software and software associated with new digital video products. The increase in expenditures for the three and six months ended March 3, 2000 was primarily due to an increase in engineering consulting expenses and personnel costs. Research and development expenses, excluding capitalized software expenditures, were $640,000 or 8.9% of revenues and $1,450,000 or 10.2% of revenues for the three and six months ended March 3, 2000 compared to $724,000 or 10.3% of revenues and $1,358,000 or 10.1% of revenues for the same periods of fiscal 1999.

INTEREST EXPENSE - Interest expense decreased $12,000 to $23,000 for the three months ended March 3, 2000 from $35,000 for the three months ended February 26, 1999. For the six months ended March 3, 2000, interest expense decreased $30,000 to $48,000 from $78,000 for the same period ended February 26, 1999. The decreases for the three and six month periods in fiscal 2000 were primarily due to a decrease in the average outstanding balance of indebtedness.

INTEREST INCOME - Interest income was $94,000 and $198,000 for the three and six month periods ended March 3, 2000, compared to $93,000 and $176,000 for the same periods ended February 26, 1999. The increase for the six months ended March 3, 2000 was mainly due to higher average cash equivalent balances for the period.

INCOME TAX EXPENSES - For the six months ended March 3, 2000, income tax expense of $184,000 was comprised of a current federal and state income tax expense of $107,000 and $15,000, respectively, and a deferred federal and state tax expense of $53,000 and $9,000, respectively. Net deferred tax assets decreased $62,000 in the first six months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES
SIX MONTHS ENDED MARCH 3, 2000

During the first six months of fiscal 2000, operating activities provided $521,000 of cash. Net earnings adjusted for non-cash expenses provided $1,460,000 of cash, while changes in customer deposits, accounts payable and accrued expenses provided $1,578,000 of cash. Changes in accounts receivable, inventories and other assets, used $2,518,000 of cash. Cash used by investing activities for property and equipment expenditures and capitalized software additions was $920,000. Financing activities used cash of $306,000 for scheduled repayments of long-term obligations. Proceeds from exercised stock options provided $194,000 of cash.

WCI maintains a loan facility with a bank which provides a maximum available credit limit of $10,000,000 with sublimits as defined. The loan facility matures on June 21, 2000 or upon demand and requires an annual facility fee of $55,000 plus an additional .75% of $3,000,000 if borrowings, at any time, exceed $5,500,000. The loan facility consists of 1) a term loan and a revolving line of credit with a combined borrowing limit of $8,500,000, bearing interest at the bank's prime rate (8.75% at March 3, 2000) and 2) a real estate advance facility with a maximum borrowing limit of $1,500,000 bearing interest at a fixed rate of 250 basis points over the five year U.S. Treasury rate. The interest rate on outstanding real estate advances is 6.519%

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. The real estate advance portion of the loan facility provides for advances of up to 70% of the appraised value of certain real property. Advances for real property are payable in 35 equal principal payments with a balloon payment due at maturity. At March 3, 2000, outstanding balances on real property advances aggregated $738,000, and no balances were outstanding on the revolving line of credit or equipment term loan portions of the loan facility. Additionally, at March 3, 2000, approximately $5,065,000 was available to borrow under the advance formulas.

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

During the second quarter of fiscal 2000 the Company entered into an agreement with RCG Capital Markets Group, Inc. to provide a national financial relations program. The agreement is for an eighteen (18) month period and provides for a monthly fee of $6,000 and stock options for 200,000 shares of Wegener Corporation common stock exercisable for a period of five years from the date of grant at $5.625 per share.

Fifty percent of the options granted vest upon execution of the agreement with the balance vesting upon completion of agreed upon performance criteria. In accordance with EITF Issue No. 96-18 and SFAS No. 123, the fair value of the stock options has been calculated using the Black-Scholes option-pricing model and will result in an aggregate non-cash charge to earnings of $444,562 over the eighteen month term of the agreement.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at March 3, 2000 subject to variable interest rate fluctuations.

The Company's cash equivalents consist of a repurchase agreement and a bank certificate of deposit. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

The Company does not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

PART II.  OTHER INFORMATION
--------  -----------------

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          On January 25, 2000, the Company entered into an agreement with RCG Capital Markets Group, Inc. ("RCG"), pursuant to which RCG will provide a national financial relations program for the Company (see
          Note 7 to the financial statements included herein). In connection with the agreement, the Company granted stock options to RCG to purchase 200,000 shares of common stock at an exercise price of $5.625 per share. Of this amount, 50% of the options granted vested upon execution of the agreement with the balance vesting upon the completion of certain agreed upon performance criteria. The options are exercisable for a period of five years from the date of grant. The options were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933, as amended, and were issued to RCG in reliance upon representations from RCG with respect to RCG's investment intent and representation that the securities were not being acquired with a future intent to distribute. RCG was granted certain piggyback and demand registration rights in connection with this stock option grant.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On January 25, 2000, the Annual Meeting of Shareholders was held and the following matters were voted upon:

          (1.) The shareholders approved the election of the following nominees to the Board of Directors:

               (A.) Class II Directors

                         Robert A. Placek
                              10,839,891 votes FOR
                                 680,130 votes WITHHELD

                         Keith N. Smith
                              10,860,511 votes FOR
                                 659,510 votes WITHHELD

                    The terms of office of James H. Morgan, Jr., C. Troy Woodbury, Jr., Joe K. Parks and Thomas G. Elliot continued subsequent to the Annual Meeting.

          (2.) The appointment of BDO Seidman, LLP as auditors for the Company for the fiscal year 2000 was approved with 11,174,843 votes FOR, 296,662 votes AGAINST, and 48,516 votes ABSTAINING.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a.) Exhibits: 27-Financial Data Schedule

          (b.) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 3, 2000.

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

                                        WEGENER CORPORATION
                                        -------------------
                                           (Registrant)


Date:  April 17, 2000                   By: /s/ Robert A. Placek
                                            -------------------------------
                                                Robert A. Placek
                                                President
                                                (Principal Executive Officer)



Date:  April 17, 2000                   By: /s/ C. Troy Woodbury, Jr.
                                            -------------------------------
                                                C. Troy Woodbury, Jr.
                                                Treasurer and Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)