Form 10-Q
period 2000-06-02
WEGENER CORP
filed 2000-07-17
CIK 715073

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2000

                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

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

                                YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Common Stock, $.01 par value                               11,818,283 Shares
----------------------------                           -------------------------
           Class                                       Outstanding June 26, 2000

                      WEGENER CORPORATION AND SUBSIDIARIES
                  Form 10-Q For the Quarter Ended June 2, 2000

                                      INDEX
                                                                         Page(s)
                                                                         -------
PART I.  Financial Information

Item 1.  Consolidated Financial Statements

         Introduction .........................................................3

         Consolidated Statements of Operations
         (Unaudited) - Three and Nine Months Ended
         June 2, 2000 and May 28, 1999 ........................................4

         Consolidated Balance Sheets - June 2,
         2000 (Unaudited) and September 3, 1999 ...............................5

         Consolidated Statements of Shareholders' Equity
         (Unaudited) - Nine Months Ended June 2,
         2000 and May 28, 1999 ................................................6

         Consolidated Statements of Cash Flows
         (Unaudited) - Nine Months Ended June 2,
         2000 and May 28, 1999 ................................................7

         Notes to Consolidated Financial
         Statements (Unaudited) ............................................8-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................13-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........16

PART II. Other Information

Item 1.  None
Item 2.  None
Item 3.  None
Item 4.  None
Item 5.  None
Item 6.  Exhibits and Reports on Form 8-K ....................................17

         Signatures ..........................................................18

PART I. FINANCIAL INFORMATION                       Item 1. Financial Statements
-----------------------------                       ----------------------------

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of June 2, 2000; the consolidated statements of shareholders' equity as of June 2, 2000 and May 28, 1999; the consolidated statements of operations for the three and nine months ended June 2, 2000 and May 28, 1999; and the consolidated statements of cash flows for the nine months ended June 2, 2000 and May 28, 1999; have been prepared without audit. The consolidated balance sheet as of September 3, 1999 has been examined by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended September 3, 1999, File No. 0-11003.

     In the opinion of the Company, the unaudited statements for the interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three months ended                 Nine months ended
                                                        JUNE 2,          May 28,          JUNE 2,          May 28,
                                                         2000             1999             2000             1999
--------------------------------------------------------------------------------------------------------------------
Revenues                                             $  4,585,371     $  7,049,500     $ 18,769,890     $ 20,541,706
--------------------------------------------------------------------------------------------------------------------
Operating costs and expenses
    Cost of products sold                               4,380,015        4,472,989       13,677,581       13,317,249
    Selling, general, and administrative                2,070,160        1,281,114        5,185,841        3,673,863
    Research and development                              844,330          789,162        2,294,803        2,147,282
--------------------------------------------------------------------------------------------------------------------
Operating costs and expenses                            7,294,505        6,543,265       21,158,225       19,138,394
--------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                (2,709,134)         506,235       (2,388,335)       1,403,312
    Interest expense                                      (21,357)         (33,130)         (69,289)        (111,513)
    Interest income                                       108,159           72,300          306,099          248,217
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                    (2,622,332)         545,405       (2,151,525)       1,540,016

Income tax expense (benefit)                             (979,000)         202,000         (795,000)         570,000
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                  $ (1,643,332)    $    343,405     $ (1,356,525)    $    970,016
====================================================================================================================
Net earnings (loss) per share
    Basic                                            $       (.14)    $        .03     $       (.12)    $        .08
    Diluted                                          $       (.14)    $        .03     $       (.12)    $        .08
====================================================================================================================
Shares used in per share
  calculation
    Basic                                              11,836,065       11,764,308       11,793,858       11,905,732
    Diluted                                            11,836,065       11,933,309       11,793,858       12,058,425
====================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 2,       September 3,
                                                                         2000             1999
--------------------------------------------------------------------------------------------------
ASSETS                                                                (UNAUDITED)

Current assets
    Cash and cash equivalents                                        $  7,314,491     $  8,858,591
    Accounts receivable                                                 4,233,278        2,618,296
    Inventories                                                         8,304,496        6,488,813
    Deferred income taxes                                               1,537,000        1,325,000
    Other                                                                 154,774          263,090
--------------------------------------------------------------------------------------------------
         Total current assets                                          21,544,039       19,553,790

Property and equipment                                                  4,238,844        4,242,588
Capitalized software costs                                              1,259,139        1,100,747
Deferred income taxes                                                      30,000               --
Other assets                                                               33,686           56,690
--------------------------------------------------------------------------------------------------
                                                                     $ 27,105,708     $ 24,953,815
==================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                 $  4,072,474     $  2,018,149
    Accrued expenses                                                    2,174,796        1,554,572
    Customer deposits                                                   2,012,067          884,066
    Current maturities of long-term obligations                           742,086        1,119,835
--------------------------------------------------------------------------------------------------
          Total current liabilities                                     9,001,423        5,576,622

Long-term obligations, less current maturities                                 --           85,424
Deferred income taxes                                                     573,000          512,000
--------------------------------------------------------------------------------------------------
          Total liabilities                                             9,574,423        6,174,046
--------------------------------------------------------------------------------------------------
Commitments

Shareholders' equity
    Common stock, $.01 par value; 20,000,000 shares
        authorized; 12,314,575 shares issued                              123,146          123,146
    Additional paid-in capital                                         19,787,218       19,492,570
    Retained earnings (deficit)                                        (1,260,744)          95,781
    Less treasury stock, at cost                                       (1,118,335)        (931,728)
--------------------------------------------------------------------------------------------------

         Total shareholders' equity                                    17,531,285       18,779,769
--------------------------------------------------------------------------------------------------
                                                                     $ 27,105,708     $ 24,953,815
==================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                 Common Stock           Additional                            Treasury Stock
                                                 ------------             Paid-in                             --------------
                                             Shares        Amount         Capital        Deficit            Shares       Amount
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at August 28, 1998                12,314,575    $   123,146    $19,407,417    $  (117,492)       (358,546)    $  (332,926)

    Treasury stock reissued through
       stock options and 401(k) plan               --             --         63,172             --          86,339          80,169
    Treasury stock repurchased                     --             --             --             --        (316,500)       (579,000)
    Net earnings for the nine months               --             --             --        970,016              --              --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at May 28, 1999                   12,314,575    $   123,146    $19,470,589    $   852,524        (588,707)    $  (831,757)
==================================================================================================================================

BALANCE, at September 3, 1999              12,314,575    $   123,146    $19,492,570    $    95,781        (632,459)    $  (931,728)

    Treasury stock reissued through
       stock options and 401(k) plan               --             --        193,554             --         228,167         211,863
    Treasury stock repurchased                     --             --             --             --         (99,000)       (398,470)
    Value of stock options granted
       for services                                --             --        101,094             --              --              --

    Net (loss) for the nine months                 --             --             --     (1,356,525)             --              --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, AT JUNE 2, 2000                   12,314,575    $   123,146    $19,787,218    $(1,260,744)       (503,292)    $(1,118,335)
==================================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine months ended
                                                        JUNE 2,          May 28,
                                                         2000             1999
----------------------------------------------------------------------------------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES
    Net earnings (loss)                              $ (1,356,525)    $    970,016
    Adjustments to reconcile net earnings to
           cash provided by operating activities
        Depreciation and amortization                   1,287,370        1,205,191
        Bad debt allowance                                 45,000          125,000
        Warranty reserves                                  50,000          150,000
        Inventory reserves                                600,000          250,000
        Non-cash expenses                                 101,094               --
        Issuance of treasury stock for
            compensation expenses                         142,384          130,044
    Deferred income taxes                                (181,000)        (231,750)
    Changes in assets and liabilities
            Accounts receivable                        (1,659,982)         159,128
            Inventories                                (2,415,683)         670,133
            Other assets                                  102,437         (156,929)
            Accounts payable and accrued expenses       2,624,549         (178,323)
            Customer deposits                           1,128,001           43,342
----------------------------------------------------------------------------------
                                                          467,645        3,135,852
----------------------------------------------------------------------------------
CASH (USED) BY INVESTMENT ACTIVITIES
    Property and equipment expenditures                  (872,075)        (533,828)
    Capitalized software additions                       (541,060)        (302,342)
----------------------------------------------------------------------------------
                                                       (1,413,135)        (836,170)
----------------------------------------------------------------------------------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES
    Proceeds from long-term debt                               --        1,359,508
    Purchase of treasury stock                           (398,470)        (579,000)
    Repayment of long-term debt and capitalized
        lease obligations                                (463,173)      (1,818,249)
    Proceeds from stock options exercised                 263,033           13,297
----------------------------------------------------------------------------------
                                                         (598,610)      (1,024,444)
----------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents       (1,544,100)       1,275,238
Cash and cash equivalents, beginning of period          8,858,591        6,492,760
----------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $  7,314,491     $  7,767,998
==================================================================================
Supplemental disclosure of cash flow information:
    Cash paid during the nine months for:
          Interest                                   $     69,289     $    121,586
          Income taxes                               $     38,500     $    240,000
==================================================================================

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

          Earnings Per Share

          Basic and diluted net earnings (loss) per share were computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic net earnings per share is computed by dividing net earnings available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of stock options.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 2    Accounts Receivable

          Accounts receivable are summarized as follows:

                                               JUNE 2,         September 3,
                                                2000               1999
                                            -----------        -----------
                                            (UNAUDITED)

          Accounts receivable - trade       $ 3,661,835        $ 2,675,022
          Other receivables                     181,734            115,859
          Recoverable income taxes              614,000                 --
                                            -----------        -----------
                                              4,457,569          2,790,881

          Less allowance for
               doubtful accounts               (224,291)          (172,585)
                                            -----------        -----------

                                            $ 4,233,278        $ 2,618,296
                                            ===========        ===========

Note 3    Inventories

          Inventories are summarized as follows:

                                               JUNE 2,         September 3,
                                                2000               1999
                                            -----------        -----------
                                            (UNAUDITED)

          Raw material                     $  3,626,453        $  2,845,784
          Work-in-process                     3,046,842           3,146,479
          Finished goods                      4,429,695           2,695,044
                                           ------------        ------------
                                             11,102,990           8,687,307

          Less inventory reserves            (2,798,494)         (2,198,494)
                                           ------------        ------------

                                           $  8,304,496        $  6,488,813
                                           ============        ============

Note 4    Income Taxes

          For the nine months ended, June 2, 2000, income tax benefit of $795,000 was comprised of a current federal and state income tax benefit of $558,000 and $56,000, respectively, and a deferred federal and state tax benefit of $173,000 and $8,000, respectively. Net deferred tax assets increased $181,000 in the first nine months of fiscal 2000.

NOTE 5    EARNINGS PER SHARE

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per share computations.

                                                                         Three months ended
                                       --------------------------------------------------------------------------------
                                                       JUNE 2, 2000                             May 28, 1999
                                       ----------------------------------------     -----------------------------------
                                                                          PER                                     Per
                                        EARNINGS           SHARES        SHARE       Earnings        Shares      share
                                       (NUMERATOR)      (DENOMINATOR)    AMOUNT     (Numerator)  (Denominator)   amount
                                       -----------      -------------    ------     -----------  -------------   ------
Net earnings (loss)                    $(1,643,332)                                  $343,405
                                       ===========                                   ========
Basic:
    Net earnings (loss) available
        to common shareholders         $(1,643,332)      11,836,065      $(0.14)     $343,405     11,764,308     $ 0.03
                                                                         ======                                  ======
Effect of dilutive potential
    common shares:
        Stock options                           --               --                        --        169,001
                                       -----------       ----------                  --------     ----------
Diluted:
    Net earnings (loss) available
        to common shareholders
        plus assumed conversions       $(1,643,332)      11,836,065      $(0.14)     $343,405     11,933,309     $ 0.03
                                       ===========       ==========      ======      ========     ==========     ======

                                                                          Nine months ended
                                       --------------------------------------------------------------------------------
                                                       JUNE 2, 2000                             May 28, 1999
                                       ----------------------------------------     -----------------------------------
                                                                          PER                                     Per
                                        EARNINGS           SHARES        SHARE       Earnings        Shares      share
                                       (NUMERATOR)      (DENOMINATOR)    AMOUNT     (Numerator)  (Denominator)   amount
                                       -----------      -------------    ------     -----------  -------------   ------
Net earnings (loss)                    $(1,356,525)                                  $970,016
                                       ===========                                   ========
Basic:
    Net earnings (loss) available
        to common shareholders         $(1,356,525)      11,793,858      $(0.12)     $970,016     11,905,732     $ 0.08
                                                                         ======                                  ======
Effect of dilutive potential
    common shares:
        Stock options                           --               --                        --        152,693
                                       -----------       ----------                  --------     ----------
Diluted:
    Net earnings (loss) available
        to common shareholders
        plus assumed conversions       $(1,356,525)      11,793,858      $(0.12)     $970,016     12,058,425     $ 0.08
                                       ===========       ==========      ======      ========     ==========     ======

Stock options excluded from the diluted earnings (loss) per share calculation due to their anti-dilutive effect are as follows:

                                 Three months ended              Nine months ended
                            ----------------------------    ----------------------------
                               JUNE 2,         May 28,         JUNE 2,         May 28,
                                2000            1999            2000            1999
                            ------------    ------------    ------------    ------------
Common stock options:
Number of shares               1,243,500           6,000       1,243,500           6,000
Range of exercise prices    $.75 TO 5.63    $       1.78    $.75 TO 5.63    $       1.78
                            ============    ============    ============    ============

NOTE 6    SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

In accordance with Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company operates within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment the Company has three distinct product lines. Revenues from customers in each of these product lines are as follows:

                                        Three months ended             Nine months ended
                                   ----------------------------    ----------------------------
                                      JUNE 2,         May 28,         JUNE 2,         May 28,
                                       2000            1999            2000            1999
                                   ------------    ------------    ------------    ------------
Product Line
    Direct Broadcast Satellite     $  3,619,556    $  5,823,791    $ 16,281,911    $ 17,606,276
    Telecom and Custom Products         846,086       1,041,586       2,168,501       2,354,697
    Service                             119,729         184,123         319,478         580,733
                                   ------------    ------------    ------------    ------------

                                   $  4,585,371    $  7,049,500    $ 18,769,890    $ 20,541,706
                                   ============    ============    ============    ============

Revenues by geographic areas are as follows:

                                        Three months ended             Nine months ended
                                   ----------------------------    ----------------------------
                                      JUNE 2,         May 28,         JUNE 2,         May 28,
                                       2000            1999            2000            1999
                                   ------------    ------------    ------------    ------------
Geographic Area
    United States                  $  4,383,880    $  6,594,060    $ 15,887,249    $ 17,928,101
    Latin America                        27,318         102,697       1,956,406         329,497
    Canada                                7,844          20,225          28,876       1,575,583
    Europe                              151,839         264,393         504,365         539,875
    Other                                14,490          68,125         392,994         168,650
                                   ------------    ------------    ------------    ------------

                                   $  4,585,371    $  7,049,500    $ 18,769,890    $ 20,541,706
                                   ============    ============    ============    ============

All of the Company's long-lived assets are located in the United States.

Customers representing 10% or more of the respective periods' revenues are as follows:

                           Three months ended             Nine months ended
                       ---------------------------   ---------------------------
                          JUNE 2,        May 28,        JUNE 2,        May 28,
                           2000           1999           2000           1999
                       ------------   ------------   ------------   ------------

          Customer 1        (A)           27.3%           (A)           23.5%
          Customer 2        (A)            (a)           19.4%           (a)
          Customer 3       14.4%          15.2%           (A)           10.1%
          Customer 4        (A)            (a)            (A)           10.0%
          Customer 5       15.3%           (a)            (A)            (a)

          (a) Revenues for the period were less than 10% of total revenues.

NOTE 7    STOCK OPTIONS

On January 25, 2000 the Company entered into an agreement with RCG Capital Markets Group, Inc. to provide a national financial relations program. The agreement is for an eighteen month period and provides for a monthly fee of $6,000 and stock options for 200,000 shares of Wegener Corporation common stock exercisable for a period of five years from the date of grant at $5.625 per share.

Fifty percent of the options granted vest upon execution of the agreement with the balance vesting upon completion of agreed upon performance criteria. In accordance with EITF Issue No. 96-18 and SFAS No. 123, the fair value of the stock options has been calculated using the Black-Scholes option-pricing model and will result in an aggregate non-cash charge to earnings of approximately $445,000 over the eighteen month term of the agreement. For the three and nine month periods ended June 2, 2000, charges of $74,000 and $101,000, respectively, were included in selling, general and administrative expenses. At June 2, 2000, options for 100,000 shares were vested.

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


RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 2, 2000 COMPARED TO THREE AND NINE MONTHS ENDED MAY 28, 1999

The operating results for the three and nine month periods ended June 2, 2000 were a net loss of $(1,643,000) or $(0.14) per share and a net loss of $(1,357,000) or ($0.12) per share, respectively, compared to $343,000 or $0.03 per share and $970,000 or $0.08 per share, respectively, for the three and nine month periods ended May 28, 1999.

REVENUES - The Company's revenues for the three months ended June 2, 2000 were $4,585,000, down 35.0% from revenues of $7,050,000 for the three months ended May 28, 1999. Revenues were $18,770,000 for the nine months ended June 2, 2000, down 8.6% from revenues of $20,542,000 for the nine months ended May 28, 1999.

Direct Broadcast Satellite (DBS) revenues decreased $2,204,000 or 37.8% in the third quarter of fiscal 2000 to $3,620,000 from $5,824,000 in the same period of fiscal 1999. The decrease was due to delayed purchasing decisions in the digital satellite transmission market segment. Industry-wide new product introductions as well as increased pricing competition contributed to the expanded range of choices available to buyers. Telecom and Customer Products Group revenues decreased $196,000 or 18.8% in the third quarter of fiscal 2000 to $846,000 from $1,042,000 in the same period of fiscal 1999. The decrease was mainly due to lower levels of shipments of cue and control equipment to provide local commercial insertion capabilities to cable television headend systems. For the three months ended June 2, 2000, two customers accounted for approximately 15.3% and 14.4% of total revenues.

For the nine months ended June 2, 2000, DBS revenues decreased $1,324,000 or 7.5% to $16,282,000 from $17,606,000 for the nine months ended May 28, 1999. The decrease was due to delayed purchasing decisions in the digital satellite transmission market segment. Industry-wide new product introductions as well as increased pricing competition contributed to the expanded range of choices available to buyers. For the nine months ended June 2, 2000, Telecom and Custom Product Group revenues decreased $186,000 or 7.9% to $2,169,000 from $2,355,000 for the nine months ended May 28, 1999. The decrease was mainly due to lower levels of shipments of cue and control equipment. For the nine months ended June 2, 2000, one customer accounted for approximately 19.4% of total revenues. The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI's total backlog was approximately $11.4 million at June 2, 2000, compared to $15.7 million at September 3, 2000 and $5.3 million at May 28, 1999. The Company expects the fourth quarter of fiscal 2000 to result in a smaller loss than the third quarter. The first half of fiscal 2001 is expected to show improvements in operating results. Future quarterly operating results may fluctuate due to the timing of receipt of orders.

GROSS PROFIT MARGINS - The Company's gross profit margin percentages were 4.5% and 27.1% for the three and nine month periods ended June 2, 2000 compared to 36.5% and 35.2% for the three and nine month periods ended May 28, 1999. Gross profit margin dollars decreased $2,371,000 and $2,132,000 for the three and nine month periods ended June 2, 2000 from the same periods ended May 28, 1999. The decreases in margin dollars and percentages were mainly due to lower revenues during the periods which resulted in higher unit fixed overhead costs. Profit margins in the three and nine month periods of fiscal 2000 included: 1) inventory reserve charges of $500,000 and $600,000 compared to $100,000 and $250,000 for the same periods of fiscal 1999 and 2) warranty provisions of $50,000 and $50,000 compared to $150,000 and $150,000 for the same periods of fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative (SG&A) expenses increased $789,000 or 61.6% to $2,070,000 for the three months ended June 2, 2000 from $1,281,000 for the three months ended May 28, 1999. For the nine months ended June 2, 2000 SG&A expenses increased $1,512,000 or 41.2% to $5,186,000 from $3,674,000 for the same period ended May 28, 1999. The three and nine month increases were primarily due to higher levels of selling and marketing expenses, outside sales agent commissions, software implementation costs, maintenance, professional and investor relations fees and depreciation expenses. The Company expects aggregate SG&A expenses to decrease in subsequent quarters from third quarter fiscal 2000 levels. As a percentage of revenues, SG&A expenses were 45.1% and 27.6% for the three and nine month periods ended June 2, 2000 compared to 18.2% and 17.9% for the same periods of fiscal 1999. The increases in percentages for the three and nine months ended June 2, 2000 compared to the three and nine months ended May 28, 1999 were primarily due to lower revenues.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $996,000 and $2,836,000 for the three and nine month periods ended June 2, 2000, compared to $909,000 and $2,449,000 for the same periods of fiscal 1999. Capitalized software development costs amounted to $152,000 and $541,000 for the third quarter and first nine months of fiscal 2000 compared to $120,000 and $302,000 for the same periods of fiscal 1999. The increases in expenditures for the three and nine months ended June 2, 2000 are primarily due to increases in engineering consulting and personnel costs. The increases in capitalized software costs are due to increased expenditures on COMPEL network control software and software associated with new digital video products. Research and development expenses, excluding capitalized software expenditures, were $844,000 or 18.4% of revenues and $2,295,000 or 12.2% of revenues for the three and nine months ended June 2, 2000 compared to $789,000 or 11.2% of revenues and $2,147,000 or 10.5% of revenues for the same periods of fiscal 1999.

INTEREST EXPENSE - Interest expense decreased $12,000 to $21,000 for the three months ended June 2, 2000 from $33,000 for the three months ended May 28, 1999. For the nine months ended June 2, 2000, interest expense decreased $42,000 to $69,000 from $112,000 for the same period ended May 28, 1999. The decreases for the three and nine month fiscal 2000 periods were primarily due to a decrease in the average outstanding balance of indebtedness.

INTEREST INCOME - Interest income was $108,000 and $306,000 for the three and nine months ended June 2, 2000, respectively compared to $72,000 and $248,000 for the same periods ended May 28, 1999. The increases were due to higher average cash equivalent balances during the periods and an increase in investment yields.

INCOME TAX EXPENSES - For the nine months ended June 2, 2000, income tax benefit of $795,000 was comprised of a federal and state current income tax benefit of $558,000 and $56,000, respectively, and a federal and state deferred income tax benefit of $173,000 and $8,000, respectively. Net deferred tax assets increased $181,000 in the first nine months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES
NINE MONTHS ENDED JUNE 2, 2000

During the first nine months of fiscal 2000, operating activities provided $468,000 of cash. Net losses adjusted for non-cash expenses provided $688,000 of cash, while changes in customer deposits, accounts payable and accrued expenses provided $3,753,000 of cash. Changes in accounts receivable, inventories and other assets, used $3,973,000 of cash. Cash used by investing activities for property and equipment expenditures and capitalized software additions was $1,413,000. Financing activities used cash of $463,000 for scheduled repayments of long-term obligations and $370,000 for repurchase of common stock. Proceeds from exercised stock options provided $263,000 of cash.

Net accounts receivable increased $1,615,000 to $4,233,000 at June 2, 2000 from $2,618,000 at September 3, 1999. The increase was due to 1) a higher percentage of shipments occurring in the last month of the third quarter of fiscal 2000 compared to the same period of fiscal 1999, 2) a delay in payments from two customers, and 3) a recoverable income tax provision of $614,000 at June 2, 2000 compared to none at September 3, 1999.

Inventory before reserves, increased $2,416,000 to $11,103,000 at June 2, 2000 from $8,687,000 at September 3, 1999. The increase was due to 1) a planned production increase of certain digital video products to provide for "off the shelf" availability, 2) increased inventory associated with a new UNITY500 receiver scheduled for fourth quarter production and shipment, and 3) lower than expected shipments.

WCI maintains a loan facility with a bank which provides a maximum available credit limit of $10,000,000 with sublimits as defined. Subsequent to June 2, 2000, WCI renewed the loan facility which matured on June 21, 2000. The renewed loan facility matures on June 21, 2003 or upon demand and requires an annual facility fee of $27,500 plus an additional .5% of $3,000,000 if borrowings, at any time, exceed $5,500,000. The loan facility consists of 1) a term loan and a revolving line of credit with a combined borrowing limit of $8,500,000, bearing interest at the bank's prime rate (9.5% at June 2, 2000) and 2) a real estate advance facility with a maximum borrowing limit of $1,500,000 bearing interest at a fixed rate of 250 basis points over the five year U.S. Treasury rate. The interest rate on outstanding real estate advances is 6.519%

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. The real estate advance portion of the loan facility provides for advances of up to 70% of the appraised value of certain real property. Advances for real property are payable in 35 equal principal payments with a balloon payment due at maturity. At June 2, 2000, outstanding balances on real property advances aggregated $621,000, and no balances were outstanding on the revolving line of credit or equipment term loan portions of the loan facility. Additionally, at June 2, 2000, approximately $3,257,000 was available to borrow under the advance formulas.

The Company expects that its current cash and cash equivalents combined with expected cash flows from operating activities and an available line of credit will be sufficient to support the Company's operations during the remainder of fiscal 2000 and 2001.

On January 25, 2000, the Company entered into an agreement with RCG Capital Markets Group, Inc. to provide a national financial relations program. The agreement is for an eighteen (18) month period and provides for a monthly fee of $6,000 and stock options for 200,000 shares of Wegener Corporation common stock exercisable for a period of five years from the date of grant at $5.625 per share. Fifty percent of the options granted vest upon execution of the agreement with the balance vesting upon completion of agreed upon performance criteria. In accordance with EITF Issue No. 96-18 and SFAS No. 123, the fair value of the stock options has been calculated using the Black-Scholes option-pricing model and will result in an aggregate non-cash charge to earnings of approximately $445,000 over the eighteen month term of the agreement. For the three and nine month periods ending June 2, 2000, charges of $74,000 and $101,000, respectively, were included in selling, general and administrative expenses. At June 2, 2000, options for 100,000 shares were vested.

On January 28, 1999 the Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of its common stock. During the third quarter of fiscal 2000, 99,000 shares were purchased at an average price of $4.00 bringing the cumulative repurchase shares to 485,500 at an average price of $2.27.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at June 2, 2000 subject to variable interest rate fluctuations.

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

The Company does not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

PART II.  OTHER INFORMATION
--------  -----------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a.) Exhibits: 27-Financial Data Schedule

          (b.) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 2, 2000.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WEGENER CORPORATION
                                        ------------------------
                                        (Registrant)

Date:  July 17, 2000                    By: /s/ Robert A. Placek
                                            ----------------------
                                                Robert A. Placek
                                                President
                                                (Principal Executive Officer)


Date:  July 17, 2000                    By: /s/ C. Troy Woodbury, Jr.
                                            ---------------------------
                                                C. Troy Woodbury, Jr.
                                                Treasurer and Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)