Form 10-K405
period 2000-09-01
WEGENER CORP
filed 2000-12-01
CIK 715073

================================================================================
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 1, 2000

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

                               YES [X]     NO [ ]

     As of November 16, 2000, 11,865,478 shares of registrant's Common Stock were outstanding and the aggregate market value of the Common Stock held by nonaffiliates was $11,334,427 based on the last sale price of the Common Stock as quoted on the NASDAQ Small-Cap Market on such date. (The officers and directors of the registrant, and owners of over 10% of the registrant's common stock, are considered affiliates for purposes of this calculation.)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement pertaining to the January 23, 2001 Annual Meeting of Stockholders, only to the extent expressly so stated herein, are incorporated herein by reference into Part III.
================================================================================

                               WEGENER CORPORATION
                                    FORM 10-K
                          YEAR ENDED SEPTEMBER 1, 2000
                                      INDEX

                                     PART I

                                                                            Page
Item 1.   Business ........................................................    2
Item 2.   Properties ......................................................   10
Item 3.   Legal Proceedings ...............................................   10

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters..........................................................   10
Item 6.   Selected Financial Data .........................................   11
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................   12
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.......   20
Item 8.   Financial Statements and Supplementary Data .....................   20
Item 9.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosures............................................   38

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ..............   38
Item 11.  Executive Compensation ..........................................   38
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management...................................................   38
Item 13.  Certain Relationships and Related Transactions ..................   38

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K..............................................   39

                                     PART I

ITEM 1.   BUSINESS

     Wegener Corporation, the Registrant, together with its subsidiaries, is referred to herein as the "Company" or "WGNR."

     (a)  General development of business.

     Wegener Corporation was formed in 1977 and is a Delaware corporation. The Company conducts its continuing business through Wegener Communications, Inc.
(WCI), its wholly owned subsidiary, and Wegener Communications International, Inc., a wholly owned subsidiary of WCI.

     WCI was formed in April 1978 and is a Georgia corporation. Its wholly owned subsidiary, Wegener Communications International, Inc., is a Small Foreign Sales Corporation. WCI, a market leader in digital and analog compression technology, designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, internet, cable and broadcast radio and television industries for worldwide markets.

     (b)  Financial information about segments.

     Segment information contained in Note 11 to the consolidated financial statements contained in this report is incorporated herein by reference in response to this item.

     (c)  Narrative description of business.

          (i)    Principal products produced and services rendered, and

          (ii)   Status of a product or segment.

Satellite Communications Electronics.
------------------------------------

WCI is an international provider of digital solutions for video, audio and broadcast data networks. Applications include broadcast television, cable television, radio network, business television, distance education, business music, satellite paging and financial information distribution. WCI services the products that it sells. The Company warrants its products for a period of one year. There were no significant warranty claims outstanding as of September 1, 2000.

Throughout fiscal 2000 and fiscal 1999, WCI continued to produce and develop digital compression products. During fiscal 1997 WCI introduced COMPEL network control software and the UNITY Digital Broadcast product family. WCI continues to ship these products against purchase orders it receives. COMPEL provides networks with unparalleled ability to regionalize programming and commercials through total receiver control. COMPEL also allows network operators to remotely control uplinks providing bandwidth on demand. COMPEL control capability is integrated into the UNITY digital satellite receivers. Wegener's digital products are in use worldwide in broadcast television, distance learning, radio, cable television, and private business networks. In terms of new orders, digital technology products are the fastest growing product line for the Company. As expected, demand for the Company's analog products has continued to decline following market demand for, and the Company's emphasis on, digital technology.

DIGITAL COMMUNICATIONS. The demand for digital products is being driven by the high cost of satellite capacity and consumer demand for more channels. Satellite capacity is scarce due to pressures on both the supply and demand side of the market. On the supply side, satellites are extremely expensive to launch, build, and maintain. The useful life of a satellite is limited by the amount of positioning fuel that can be carried. Also, the placement of satellites is regulated by the Federal Communications Commission (FCC) and therefore the number of satellites within range of any given location is limited. On the demand side, the cost of receive hardware is being steadily reduced through advancing technology. The reduction in the cost of network hardware increases the economic feasibility of a greater number of networks. This is evidenced by the trend in both television and radio towards narrowcasting to well defined market segments as opposed to broadcasting to the general population. Digital compression technology allows a four to ten-fold, or more, increase in the throughput of a satellite channel. For the network, this compression represents an opportunity to reduce the cost of satellite use. For the satellite operator it represents an opportunity to increase the revenues generated by an expensive asset. Due to existing satellite transponder contracts and the cost of replacing existing analog hardware, the digital conversion of major networks is taking longer than anticipated. These network conversions are expected to occur in the near future, but it is impossible to predict the precise timing of customer internal decision processes. Management believes the market as a whole has considerable built up demand for digital technology.

Major products introduced by WCI during fiscal 2000 include:

o UNITY500 receiver for private business network distribution. The UNITY500 provides DVB compliant MPEG-2 digital video operating in either SCPC or MCPC modes from 2.5 to 50 Mb, as well as audio and data in one unit. In addition, it supports DVB teletext and Line 21.

o UNITY 5000 PRO Broadcast Receiver is ideally suited for the discriminating broadcast network or programming operator who desires to deliver the highest quality video available. Including the latest in digital video technology, the UNITY 5000 PRO delivers fully MPEG2/DVB compliant video and advanced modulation formats for the highest bit rates possible. MPEG2 4:2:2 studio profile, 4:2:0 distribution profile and RS250C video amplitude response allow the PRO receiver to fill any high-end application for video delivery. Both NTSC and PAL video formats are supported with auto-detect, which allows the UNITY 5000 PRO to be used in international transmission applications without switching receivers.

o iPump Media Server is an integrated store and forward digital satellite receiver and multi-media server. The iPump is designed for business, broadcast and cable applications where the user wants to customize content playout by specific locations, without the high cost of a server cluster. Combined with Wegener's patented Compel Control, the network operator can transmit digital video, audio or data to individual or groups of iPump Media Servers in either real time or non-real time. iPump shipments are expected to begin during fiscal year 2001.

o Compel(TM) Bandwidth on Demand system lets you manage your satellite network and available bandwidth for maximum efficiency. Compel(TM) Bandwidth on Demand provides uplink contribution management for total network control and provides a window into available and utilized bandwidth. Its powerful, end-to-end command structure simplifies network control functions while easily accomplishing equipment and bandwidth objectives - network-wide, by equipment groups, even down to individual IRDs.

BROADCAST AND PROGRAM DISTRIBUTION. With ongoing breakthroughs in digital compression, digitized audio and video products have become increasingly important. WCI manufactures MPEG-2 broadcast quality digital video products for commercial program distribution. During fiscal 2000, WCI received additional orders for cable products from FOX/SportsNet for its Unity 4000 MPEG2 digital video satellite receivers.

Orders received during FY 2000 include:

Wegener received an order from Turner Broadcasting System, Inc. for ENVOY encoders/modulators, UNITY4422 IRD, and DiviCom digital video encoders. This equipment will be utilized by Turner Broadcasting System for CNN video links to Atlanta from London, Moscow, and Jerusalem, plus digital satellite news gathering activities.

An order in excess of $375,000 for digital video products was received from ASCENT Network Services, a division of ASCENT Entertainment Group, Inc. NBC News Channel will use this equipment to upgrade DSNG (Digital Satellite News Gathering) vehicles and NBC affiliate stations. This is a continuation of NBC News Channel's announced commitment to both Wegener digital video products and ASCENT network support services.

A substantial order from CONUS Communications consisting of UNITY4422 IRDs (Integrated Receiver Decoders) plus COMPEL Network Control with COMPEL-CA encryption was also received. The UNITY4422 IRDs will be used with a SONY MPEG encoding and multiplexing system to distribute high quality 4:2:2 profile video feeds to CONUS member stations. CONUS will provide members with the equipment at no cost to the stations as the new service transitions to a fully integrated digital distribution system.

Wegener also announced it received an order in excess of $1 million for digital video broadcast equipment from TV Azteca, located in Mexico. This order consisted of Wegener UNITY4422 Digital IRD (Integrated Receiver Decoders), the UNITYMUX 4010 Data Multiplexer, plus COMPEL Network Control with COMPEL-CA encryption.

BUSINESS TELEVISION/DISTANCE LEARNING. The Company's analog and digital products are used by businesses and educational institutions to transmit programming to remote locations.

WCI announced it received an order from Sweden's national broadcast agency, TERACOM AB, for Wegener's COMPEL Web Access software module.

TERACOM AB also placed orders for 3,000 Wegener UNITY 500 Digital Television Receivers.

CABLE TELEVISION PRODUCTS. During fiscal 2000, WCI continued rollout of the UNITY 4000 digital video receivers to FX Networks and Fox's regional sports networks.

Orders received during FY 2000 include:

Wegener received an order from Christian Communications of Chicagoland, Inc. for digital video products, COMPEL Network Control and a DiviCom MCPC (Multiple Channels Per Carrier) digital video system. This equipment will be used to distribute programming for The Total Living Network (TLN).

A $1.4 million dollar order from MEGA HERTZ (MHz) was placed for analog subcarrier demodulator cards and products that Wegener supplies to the cable television industry.

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

During the first quarter of fiscal 2000, Wegener received an order from IMPSAT Argentina, a division of IMPSAT Corporation, for DR Series digital audio equipment. IMPSAT Argentina will use the Wegener DR96Q QPSK digital receivers and their existing ANCS system customized with a Data Delivery Module to send and trigger customized commercial spots using HARDATAis DiNeSat system.

OPTICAL FIBER AND TERRESTRIAL MICROWAVE. Most of WCI's products used on satellite communications links are easily used on existing microwave or fiber circuits. Typical applications are digital video links, plus voice and data circuits that accompany a video signal.

DirecTV, Inc. selected Wegener to provide digital receivers to support its new service of local broadcast programming to its direct broadcast-by-satellite
(DBS) subscribers.

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

In early fiscal 2000, MultiPoint Communications, a leading provider of system integration services based in the United Kingdom, ordered 150 additional Wegener digital audio receivers for the expansion of one of several existing digital audio networks in the U.K.

          (iii)  Sources and availability of raw materials.

     Raw materials consist of passive electronic components, electronic circuit boards and fabricated sheet metal. WCI purchases approximately one-half of its raw materials from direct suppliers and the other half is purchased from distributors. Passive and active components include parts such as resistors, integrated circuits and diodes. WCI uses approximately ten distributors and three subcontractors to supply its electronic components. WCI often uses a single distributor or subcontractor to supply a total sub-assembly or turnkey solution for higher volume products. Direct sources provide sheet metal, electronic circuit boards and other materials built to specifications. WCI maintains relationships with approximately twenty direct suppliers. Most of the Company's materials are available from a number of different suppliers; however, certain components used in existing and future products are currently available from single or limited sources. Although the Company believes that all single-source components currently are available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future. Any disruption or termination of supply of certain single-source components could have an adverse effect on the Company's business and results of operations.

          (iv)   Patents, trademarks, licenses, franchises and concessions held.

     The Company holds certain patents with respect to some of its products and markets its services and products under various trademarks and tradenames. Additionally, the Company licenses certain analog audio processing technology to several manufacturing companies which generated royalty revenues of approximately $257,000, $73,000 and $184,000 in fiscal 2000, 1999, and 1998, respectively. Although the Company believes that the patents and trademarks owned are of value, the Company believes that success in its industry will be dependent upon new product introductions, frequent product enhancements, and customer support and service. However, the Company intends to protect its rights when, in its view, these rights are infringed upon.

          (v)    Seasonal variations in business.

     There does not appear to be any seasonal variations in the Company's business.

          (vi)   Working capital practices.

     Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) in this report is incorporated herein by reference in response to this item.

          (vii)  Dependence upon a limited number of customers.

     The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network, and data communications industries. Sales to Autotote Communications Services and MegaHertz accounted for approximately 16.2% and 11.1% of revenues in fiscal 2000, respectively.

Sales to FOX/Liberty Networks, L.L.C. accounted for approximately 19.2% amd 34.2% of revenues in fiscal 1999 and 1998, respectively. At September 1, 2000 four customers accounted for more than 10% of the Company's accounts receivable. At September 3, 1999, no customer accounted for more than 10% of the Company's accounts receivable. Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues. This trend is expected to continue in fiscal 2001. There can be no assurance that the loss of one or more of these customers would not have a material adverse effect on the Company's operations.

          (viii) Backlog of orders.

     The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company's backlog was approximately $9,210,000 at September 1, 2000 and $15,691,000 at September 3, 1999. Reference is hereby made to MD&A, which is incorporated herein by reference in response to this item.

     Approximately $9,162,000 of the September 1, 2000 backlog is expected to ship during fiscal 2001.

          (ix)   Government contracts.

     Not applicable.

          (x)    Competitive Conditions.

     The Company competes with companies that have substantially greater resources, as well as with small specialized companies. Through relationships with component and integrated solution providers, the Company has positioned itself to provide end-to-end digital video and audio solutions to its customers. Competition in the market for the Company's MPEG-2 broadcast television electronics products, including digital video equipment, is driven by timeliness, performance, and price. The Company's broadcast digital video products are in production and are competitively priced, with unique, desirable features. Due to the large number of potential end users, both small and large competitors continue to emerge. The Company believes it has positioned itself to capitalize on the market trends in this business through careful development of its product and market strategies, which have proven successful in increasing revenues from this sector. In the cable television market the Company believes that the competitive position for many of its products is dominant. However, the UNITY product family is competing with significant and established firms. WCI believes that it maintains a competitive advantage in the cable and broadcast video markets for advertising-supported networks through its ability to provide regionalized programming and control. Other products for cable television include proprietary cueing and network control devices. Competition for radio network products, including the Company's digital audio products, is very aggressive and pricing is very competitive. The Company believes that its continued success in all of its markets will depend on aggressive marketing and product development.

          (xi)   Research and development activities.

     The Company's research and development is designed to strengthen and broaden its existing products and systems and to develop new products and systems. A major portion of the fiscal 2000 research and development expenses were spent in the digital video product area. WCI's research and development expenses totaled $3,048,000 in fiscal 2000, and $2,924,000 in fiscal 1999. Additional information contained on pages 3-4 and in MD&A in this report is incorporated herein by reference in response to this item.

          (xii)  Environmental Regulation.

     Federal, state and local pollution control requirements have no material effect upon the capital expenditures, earnings or the competitive position of the Company.

          (xiii) Number of employees.

     As of September 1, 2000, the Company had 130 employees employed by the WCI manufacturing subsidiary and no employees employed by Wegener Corporation. No employees are parties to a collective bargaining agreement and the Company believes that employee relations are good.

     (d)  Financial information about geographic areas.

     Information contained in Note 11 to the consolidated financial statements contained in this report is incorporated herein by reference in response to this item.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, for purposes of section 401(b) of Regulation S-K, are as follows:

NAME AND BUSINESS EXPERIENCE                    AGE      OFFICE HELD

ROBERT A. PLACEK                                62       President,
President and Chief Executive Officer                    Chief Executive Officer
of the Company since August 1987 and                     and Chairman of the
Director of the Company since July 1987.                 Board of the Company
Chairman of the Board since 1995.
Chairman and Chief Executive Officer
and Director of WCI since 1979.
President of WCI from October 1979 to
June 1998.

KEITH N. SMITH                                  42       President of WCI
Director of the Company since March
1999. President of WCI since June 1998.
Vice President, Business Development of
WCI from March 1997 to June 1998. Co-
founder and Vice President/General
Manager of Microspace Communications
Corporation from April 1989 through May
1995. From June 1995 until February
1997, Mr. Smith and his wife pursued a
sailing sabbatical.

C. TROY WOODBURY, JR.                           53       Treasurer and
Treasurer and Chief Financial Officer of                 Chief Financial Officer
the Company since June 1988 and                          of the Company and WCI
Director since 1989. Treasurer and Chief
Financial Officer of WCI since 1992.
Executive Vice President of WCI since
July 1995. Chief Operating Officer of
WCI from September 1992 to June 1998. Group
Controller for Scientific-Atlanta,
Inc. from March 1975 to June 1988.

JAMES T. TRAICOFF                               50       Controller of the
Controller of the Company since                          Company and WCI
November 1991; Controller of WCI since
July 1988; Controller for BBL Industries,
Inc. from April 1985 to July 1988.

ITEM 2.   PROPERTIES

     The executive offices of the Company are located at 11350 Technology Circle, Duluth, Georgia 30097-1502. This 40,000 square foot facility, which is located on a 4.7-acre site, was purchased by WCI in February 1987. During August 1989, WCI purchased an additional 4.4 acres of adjacent property. WCI also leased approximately 11,300 square feet under a lease that expired during the second quarter of fiscal 2000, at an annual rental of approximately $87,000. During the third quarter of fiscal 2000, the Company moved its production department, materials management and service departments into a new leased facility located in Alpharetta, Georgia. This new 21,000 square foot facility is covered by a lease expiring during the second quarter of fiscal 2005. The annual rent is approximately $136,000 for the first three (3) years and $143,000 for the fourth and fifth years. WCI's 40,000 square foot facility is subject to a mortgage note securing the indebtedness. WCI's 4.4 acres of adjacent land is pledged as collateral under the Company's line of credit facility.

ITEM 3.   LEGAL PROCEEDINGS

     No significant legal proceedings involving the Company or its subsidiaries were pending as of September 1, 2000.

                                     PART II

ITEM 5.   MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK AND  RELATED  STOCKHOLDER
          MATTERS

     The Company's Common Stock is traded on the NASDAQ Small-Cap Market (NASDAQ symbol WGNR). As of November 20, 2000 there were approximately 382* holders of record of Common Stock. *(This number does not reflect beneficial ownership of shares held in nominee names).

The quarterly ranges of high and low closing sale prices for fiscal 2000 and 1999 were as follows:

                                    FISCAL 2000               FISCAL 1999
                                    -----------               -----------
                                HIGH          LOW         HIGH           LOW
First Quarter                 $3 14/32      $1 5/8      $1 27/32       $1  3/8
Second Quarter                 8  3/16       2 1/8       2  9/32        1  1/2
Third Quarter                  8             2           2  1/2         1 15/32
Fourth Quarter                 3 13/32       1 7/16      2  3/16        1  3/8

     The Company has not paid any cash dividends on its Common Stock. For the foreseeable future, the Company's Board of Directors does not intend to pay cash dividends, but rather plans to retain earnings to support the Company's operations and growth. Furthermore, the Company is prohibited from paying dividends in accordance with its financing agreement, as more fully described in the MD&A section of this report.

ITEM 6.   SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               YEAR ENDED
                          ------------------------------------------------------
                          SEPTEMBER 1,  SEPTEMBER 3,  AUGUST 28,   AUGUST 29,
                              2000          1999          1998         1997
--------------------------------------------------------------------------------
Revenue                   $     22,894  $     25,259  $     34,255 $     21,812

Net earnings (loss)             (3,329)          213         2,760       (1,809)

Net earnings (loss)
  per share
Basic                     $       (.28) $        .02  $        .24 $       (.19)
Diluted                   $       (.28) $        .02  $        .23 $       (.19)

Cash dividends paid
  per share (1)                     --            --            --           --
--------------------------------------------------------------------------------

Total assets              $     24,147  $     24,954  $     25,905 $     25,614

Long-term obligations inclusive
  of current maturities            578         1,205         1,829        3,667
================================================================================

(1) The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, future business or product development plans, research and development activities, capital spending, financing sources or capital structure, the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, material availability, new and existing well-capitalized competitors, and other uncertainties detailed from time to time in the Company's periodic Securities and Exchange Commission filings.

     The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly owned subsidiary. WCI manufactures products for transmission of audio, data, and video via satellite.

RESULTS OF OPERATIONS

     Net loss for the year ended September 1, 2000 was $(3,329,000) or $(0.28) per share diluted, compared to earnings of $213,000 or $0.02 per share diluted for the year ended September 3, 1999 and earnings of $2,760,000 or $0.23 per share diluted for the year ended August 28, 1998.

     Revenues for fiscal 2000 decreased $2,365,000 or 9.4% to $22,894,000 from $25,259,000 in fiscal 1999. Direct Broadcast Satellite (DBS) revenues in fiscal 2000 decreased $2,342,000 or 10.5% to $19,910,000 from $22,252,000 in fiscal
1999. Telecom and Custom Product revenues decreased $22,000 or less than 1% in fiscal 2000 to $2,985,000 from $3,007,000 in fiscal 1999. Revenues were $4,124,000 for the fourth fiscal quarter of 2000, compared to revenues of $4,717,000 for the final three months of fiscal 1999. The decrease in DBS revenues in the fourth quarter and fiscal 2000 was due to delayed product introductions by the Company and delayed purchasing decisions in the digital satellite transmission market. Industry-wide new product introductions, as well as increased pricing competition, contributed to the expanded range of choices available to buyers. The Telecom and Custom Product Group revenue decrease in fiscal 2000 was primarily due to the continued lower level of shipments of cue and control equipment to provide local commercial insertion capabilities to cable television headend systems.

     Fiscal 1999 revenues decreased $8,996,000 or 26.3% to $25,259.000 from fiscal 1998 revenues of $34,255,000. DBS revenues in fiscal 1999 decreased $7,725,000 or 25.8% to $22,252,000 from $29,977,000 in fiscal 1998. Telecom and
Custom Product revenues decreased $1,271,000 or 29.7% in fiscal 1999 to $3,007,000 from $4,278,000 in fiscal 1998. The decrease in DBS revenues in fiscal 1999 was due to a slowdown in the pace of digital video product orders for both the cable and broadcast TV industries and also in products for the radio network business. The Telecom and Custom Product Group revenue decrease in fiscal 1999 was primarily due to a lower level of shipments in fiscal 1999 of cue and control equipment to provide local commercial insertion capabilities to cable television headend systems.

     WCI's backlog of orders scheduled to ship within eighteen months decreased $6,481,000 or 41.3% to $9,210,000 at September 1, 2000 from $15,691,000 at
September 3, 1999. The September 3, 1999 backlog increased $3,095,000 or 24.6% to $15,691.000 from $12,596,000 at August 28, 1998. Approximately $9,162,000 of
the September 1, 2000 backlog is expected to ship during fiscal 2001. Although no assurance may be given, the Company believes it will book sufficient new orders in fiscal 2001 to improve operating results, although there can be fluctuations in quarter to quarter operating results due to the timing of orders received.

     International sales are generated through a direct sales organization and through foreign distributors. International sales were $4,150,000 or 18.1% of revenues in fiscal 2000, compared to $3,494,000 or 13.8% of revenues in fiscal 1999, and $3,311,000 or 9.7% of revenues in fiscal 1998. Management believes that international sales could increase as more business opportunities become available for WCI products in the future. All international sales are denominated in U.S. dollars. Additional financial information on geographic areas is provided in Note 11 of the consolidated financial statements.

     Gross profit decreased $3,385,000 or 41.3% in fiscal 2000 compared to fiscal 1999. Gross profit as a percent of sales was 21% in fiscal 2000, compared to 32.5% in fiscal 1999 and 34.5% in fiscal 1998. The decrease in margin dollars and percentages in fiscal 2000 was mainly due to lower revenues during the period which resulted in higher unit fixed overhead costs. Variable costs were also higher in fiscal 2000. Profit margins in fiscal 2000 included: 1) inventory reserve charges of $1,246,000 compared to $750,000 in fiscal 1999 and 2)
warranty provisions of $215,000 compared to $150,000 in fiscal 1999. Gross profit margin percentages were favorably impacted in fiscal 1999 by a product mix of lower variable cost components which was offset by higher unit fixed costs due to the decrease in sales volumes. Profit margins in fiscal 1999 included: 1) inventory reserve charges of $750,000 compared to $1,150,000 in fiscal 1998, 2) warranty provisions of $150,000 compared to no provisions in fiscal 1998 and 3) no charges for write-offs of capitalized software compared to $200,000 in fiscal 1998.

     Selling, general and administrative expenses increased $2,094,000 or 40.7% to $7,241,000 in fiscal 2000 from $5,147,000 in fiscal 1999. As a percentage of revenues, selling, general and administrative expenses were 31.6% of revenues in fiscal 2000 and 20.4% in fiscal 1999. These costs increased in fiscal 2000 primarily due to efforts to strengthen the marketing and sales capability of the Company, increased awareness of the Company through advertising and the hiring of a financial relations firm, non-cash stock compensation expenses, and costs related to an improved management information system. The dollar increase of expenses in fiscal 2000 compared to fiscal 1999 includes increases in 1) advertising expense of $94,000, 2) repairs and maintenance expense of $73,000,
3) consulting expense of $72,000,  4) depreciation and amortization of $135,000,
5) taxes and licenses of $103,000, 6) professional fees of $366,000, 7) outside sales agent commissions of $210,000, 8) travel expenses of $120,000, 9) salaries and benefit costs of $356,000, and 10) non-cash stock option compensation expenses of $489,000. Selling, general and administrative expenses increased $217,000 or 4.4% to $5,147,000 in fiscal 1999 from $4,930,000 in fiscal 1998.
The dollar increase of expenses in fiscal 1999 compared to fiscal 1998 includes increases in 1) advertising expense of $82,000, 2) repairs and maintenance expense of $112,000, and 3) consulting expense of $102,000. These increases in fiscal 1999 were partially offset by a decrease of approximately $143,000 in sales incentive costs due to lower levels of revenues. General corporate expenses included in selling, general and administrative expense were approximately $805,000,

$467,000,  and $456,000 in 2000,  1999,  and 1998,  respectively.  The corporate expenses include $238,000 of professional fees, including a non-cash charge of $175,000 related to the amortization of the fair value of stock options, pursuant to the Company's agreement with RCG Capital Markets Group, Inc. to provide a national financial relations program.

     Research and development expenditures, including capitalized software development costs, were $3,689,000 or 16.1% of revenues in fiscal 2000, $3,331,000 or 13.2% of revenues in fiscal 1999, and $3,080,000 or 9.0% of revenues in fiscal 1998. The increase in expenditures in fiscal 2000 compared to fiscal 1999 was primarily due to increases in engineering labor and related support costs and engineering consulting. Software development costs totaling $641,000, $407,000, and $436,000 were capitalized during fiscal 2000, 1999 and
1998, respectively. The increase in expenditures in fiscal 1999 compared to fiscal 1998 was primarily due to increases in engineering consulting and group medical insurance expenses. Research and development expenses, excluding capitalized software development costs, were $3,048,000 or 13.3% of revenues in fiscal 2000, $2,924,000 or 11.6% of revenues in fiscal 1999, and $2,644,000 or
7.7% of revenues in fiscal 1998.

     Interest expense decreased 41% in fiscal 2000 compared to fiscal 1999, and decreased 39% in fiscal 1999 compared to fiscal 1998. The decrease during fiscal 2000 was due primarily to a decrease in total indebtedness. The decrease during fiscal 1999 was primarily due to a decrease in total indebtedness and a decrease in the interest rate on the mortgage debt. The Company believes that interest expense in fiscal 2001 will increase as a result of an expected increase in the line of credit.

     Interest income was $334,000 in fiscal 2000 compared to $355,000 in fiscal 1999 and $465,000 in fiscal 1998. The decrease in fiscal 2000 was due to a decrease in the average outstanding balance of cash and cash equivalents primarily as a result of a decrease in customer deposits received during fiscal 2000 and an increase in the use of cash. Interest income is expected to decrease in fiscal 2001 due to expected lower average outstanding balances of cash and cash equivalents.

     Fiscal 2000 income tax benefit was comprised of a current federal and state income tax benefit of $262,000 and $123,000, respectively, and a deferred federal and state income tax benefit of $1,409,000 and $101,000, respectively. Net deferred tax assets increased $1,510,000 to $2,323,000 at September 1, 2000 from $813,000 at September 3, 1999. The increase was principally due to net operating loss and tax credit carryforwards and increases in inventory reserves. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of further taxable income during the carryforward period are reduced. Fiscal 1999 income tax expense was comprised of a current federal and state income tax expense of $480,000 and $55,000, respectively, and a deferred federal and state tax benefit of $366,000 and $44,000, respectively. Fiscal 1998 income tax expense was comprised of a current federal and state income tax expense of $93,000 and $221,000, respectively, and a deferred federal and state tax expense of $1,335,000 and $56,000, respectively. A reconciliation of the Company's effective income tax rate as compared to the statutory U.S. income tax rate is provided in Note 8 of the consolidated financial statements.

     The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal years 2000 and 1998 contained 52 weeks, while fiscal 1999 contained 53 weeks.

All references herein to 2000, 1999, and 1998 refer to the fiscal years ending September 1, 2000, September 3, 1999, and August 28, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operating activities in fiscal 2000 was $4,236,000. Cash provided by operating activities was $4,787,000 in fiscal 1999, and $5,787,000 in fiscal 1998. Fiscal 2000 net loss adjusted for non-cash expenses used cash of $609,000 while changes in accounts receivable and inventories used cash of $6,401,000. Changes in accounts payable, accrued expenses, customer deposits and other assets provided cash of $2,774,000.

     Cash used by investment activities was $1,748,000 in fiscal 2000 compared to $1,041,000 in 1999 and $959,000 in 1998. Cash used in 2000 includes property and equipment expenditures of $1,107,000 and capitalized software additions of $641,000.

     Cash used by financing activities was $802,000 in fiscal 2000 and $1,380,000 in fiscal 1999 and $578,000 in fiscal 1998. In fiscal 2000, financing activities used cash of $627,000 for scheduled repayments of long-term obligations, $398,000 for repurchase of common stock and $28,000 for debt issuance costs. Proceeds from stock options exercised provided cash of $251,000.

     On January 28, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of its common stock. As of September 1, 2000, the Company had repurchased 485,500 shares of its common stock in open market transactions at an average price of $2.27.

     Net accounts receivable increased $1,493,000 or 57.0% to $4,111,000 at September 1, 2000, from $2,618,000 at September 3, 1999, compared to $5,315,000 at August 28, 1998. The increase in fiscal 2000 was primarily due to a higher percentage of shipments occurring in the last month of the fourth quarter of fiscal 2000 compared to the same period of fiscal 1999 and recoverable income taxes of $659,000 at September 1, 2000 compared to none at September 3, 1999. The allowance for doubtful accounts was $166,000 at September 1, 2000, $173,000 at September 3, 1999, and $257,000 at August 28, 1998. Write-offs, net of recoveries, in fiscal 2000, 1999 and 1998 were $52,000, $124,000 and $180,000, respectively. Increases to the allowance and charges to general and administrative expense were $45,000 in fiscal 2000, $40,000 in fiscal 1999 and $75,000 in fiscal 1998.

     Inventory before reserves, increased $4,864,000 to $13,551,000 at September 1, 2000 from $8,687,000 at September 3, 1999. The increase was due to 1) a planned production increase of certain digital video products to provide for "off the shelf" availability, 2) increased inventory associated with a new UNITY500 receiver and 3) lower than expected shipments. During fiscal 2000, inventory reserves were increased by provisions charged to cost of sales of $1,246,000. The increase in the provision was to provide additional reserves for
1) slower moving analog Telecom products, 2) excess digital audio inventories, and 3) potentially slow-moving inventories of earlier generations of other digital products. These products continue to sell but at reduced quantities. During fiscal 1999, inventory reserves were increased by provisions charged to cost of sales of $750,000. During fiscal 1998, inventory reserves were increased by provisions charged to cost of sales of $1,150,000 and reduced by write-offs of

$1,577,000.  In fiscal 2000 and fiscal 1999, increases in inventory used cash of
$4,864,000  and  $118,000,  respectively.   During  fiscal  1998,  decreases  in
inventories provided cash of $1,722,000.

     On June 21, 2000, WCI's existing bank loan facility automatically renewed for a one year period and maintained a maximum available credit limit of $10,000,000 with sublimits as defined. The renewed loan facility matures on June 21, 2001 or upon demand and requires an annual facility fee of $27,500 plus an additional .5% of $3,000,000 if borrowings, at any time, exceed $5,500,000. The loan facility consists of 1) a term loan and a revolving line of credit with a combined borrowing limit of $8,500,000, bearing interest at the bank's prime rate (9.5% at September 1, 2000) and 2) a real estate advance facility with a maximum borrowing limit of $1,500,000 bearing interest at a fixed rate of 250 basis points over the five year U.S. Treasury rate.

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

     The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 1997, retain certain key employees, limit expenditures of Wegener Corporation to $600,000 per fiscal year, and is precluded from paying dividends. At September 1, 2000 the Company was in violation of the tangible net worth and Wegener Corporation annual spending limit covenants with respect to which the bank has granted a waiver. As a result of the convenant violations, the bank has the right to amend any terms of the loan facility. The Company believes that it will be necessary to borrow on the line of credit during fiscal year 2001 and that the existing facility will be sufficient to support fiscal 2001 operations. While no assurances may be given, the Company believes that it will continue to be able to obtain waivers prior to requiring any future borrowings on the line of credit. However, if the Company is unable to meet the minimum tangible net worth covenant or obtain a waiver, it may be required to obtain other debt or equity financing. The loan facility's outstanding balance under real property advances was $505,000 at September 1, 2000 and $971,000 at September 3, 1999. At September 1, 2000, $3,096,000 was available to borrow under the accounts receivable and inventory advance formulas. At September 1, 2000 no balances were outstanding under the accounts receivable and inventory advances. Additionally, Wegener Corporation guarantees the loan facility.

     The Company does not have any material scheduled commitments for capital expenditures during fiscal 2001.

     The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

     On January 25, 2000, the Company entered into an agreement with RCG Capital Markets Group, Inc., to provide a national financial relations program. The agreement is for an eighteen (18) month period and provides for a monthly fee of $6,000 and stock options for 200,000 shares of Wegener

Corporation common stock exercisable for a period of five years from the date of grant at $5.63 per share. Fifty percent of the options granted vested upon execution of the agreement with the balance vesting upon completion of agreed upon performance criteria. In accordance with EITF Issue No. 96-18 and SFAS No. 123, the fair value of the stock options has been calculated using the Black-Scholes option pricing model and will result in an aggregate non-cash charge to earnings of approximately $445,000 over the eighteen month term of the agreement. For the year ended September 1, 2000, charges of $175,000 were included in selling, general and administrative expenses. At September 1, 2000, options for 100,000 shares were vested.

IMPACT OF INFLATION

     The Company does not believe that inflation has had a material impact on revenues or expenses during its last three fiscal years.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 137 delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138 "Accounting For Certain Derivative Instruments and Certain Hedging Activities, Amendment of SFAS 133", liberalized the application of SFAS No. 133 in a number of areas. The Company expects that the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." Subsequently, SAB No. 101A and 101B were issued to delay the implementation of SAB No. 101. It will be effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact, if any, SAB No. 101 will have on its financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Interpretation No,. 44 clarifies the application of APB No. 25 for the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The interpretation was adopted by the Company effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. This interpretation did not have a material impact on the Company's consolidated financial statements.

OUTLOOK: ISSUES AND UNCERTAINTIES

     The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. Product introductions are generally characterized by increased functionality and better quality, sometimes at reduced prices. The introduction of products embodying new technology may render existing products obsolete and unmarketable or marketable at substantially reduced prices. The Company's ability to successfully develop and introduce on a timely basis new and enhanced products that embody new technology, and achieve levels of functionality and price acceptable to the market, will be a significant factor in the Company's ability to grow and remain competitive. If the Company is unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the industry, the Company's business and operating results will be materially and adversely affected.

     WCI competes with companies that have substantially greater resources and a larger number of products, as well as with small specialized companies. Through relationships with technology partners and original equipment manufacturer (OEM) suppliers, the Company has positioned itself to provide end-to-end solutions to its customers. Competition in the market for the Company's MPEG-2 broadcast television electronics products, including digital video equipment, is driven by timeliness, performance, and price. The Company's broadcast digital video products in production are competitively priced, with unique, desirable features. The COMPEL Network Control System meets customer needs by providing regionalization of receiver control and spot advertisement. Due to the large number of potential end users, both small and large competitors continue to emerge. The Company believes it has positioned itself to capitalize on the market trends in this business through careful development of its product and market strategies, which have proven successful in increasing revenues from this sector. In the cable television market the Company believes that the competitive position for many of its products is strong. However, the UNITY product family competes with significant and established firms. Other products for cable television include proprietary cueing and network control devices. Competition for radio network products, including the Company's digital audio products, is very aggressive and pricing is very competitive. The Company believes that its continued success in all of its markets will depend on aggressive marketing and product development.

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

     The Company has invested a significant amount of financial resources to acquire certain raw materials, to incur direct labor and to contract to have specific outplant procedures performed on inventory in process. The Company purchased this inventory based upon previously known backlog and anticipated future sales given existing knowledge of the marketplace. The Company's inventory reserve of $3,444,000 at September 1, 2000, is to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that might occur should the Company's sales efforts not be successful.

     The Company's gross margin percentage is subject to variations based on the product mix sold in any period and on sales volumes. Start-up costs associated with new product introductions could adversely impact costs and future margins.

     Certain raw materials, video sub-components, and licensed video processing technologies used in existing and future products are currently available from single or limited sources. Although the Company believes that all single-source components currently are available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future. Any disruption or termination of supply of certain single-source components or technologies could have a material adverse effect on the Company's business and results of operations.

     The Company has made significant investments in capitalized software principally related to digital audio and video products. At September 1, 2000 capitalized software costs were $1,209,000. These costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes, and other factors resulting in shortfalls of expected revenues or reduced economic lives.

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

     The Company had an accumulated deficit of $3,283,000 September 1, 2000. The Company is very focused on controlling both direct and indirect manufacturing costs and other operating expenses. These costs will be adjusted as necessary if revenues do not increase as planned. Management believes that digital compression technology may be profitably employed to create increased demand for its satellite receiving equipment if those products are manufactured in a high volume standardized production environment.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at September 1, 2000 subject to variable interest rate fluctuations.

     At September 1, 2000, cash equivalents consisted of a $1,125,000 bank certificate of deposit and variable rate municipals in the amount of $500,000. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

     The Company does not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page

Consolidated Statements of Operations
  Years ended September 1, 2000, September 3, 1999, and August 28, 1998 ....  21

Consolidated Balance Sheets
  As of September 1, 2000 and September 3, 1999 ............................  22

Consolidated Statements of Shareholders' Equity
  Years ended September 1, 2000, September 3, 1999, and August 28, 1998 ....  23

Consolidated Statements of Cash Flows
  Years ended September 1, 2000, September 3, 1999, and August 28, 1998 ....  24

Notes to Consolidated Financial Statements .................................  25

Report of Independent Certified Public Accountants .........................  37

Consolidated Supporting Schedules Filed:

Schedule II-Valuations and Qualifying Accounts
  Years ended September 1, 2000, September 3, 1999, and August 28, 1998 ....  41

Wegener Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Year Ended
                                                 ----------------------------------------------
                                                 SEPTEMBER 1,     September 3,      August 28,
                                                     2000             1999             1998
-----------------------------------------------------------------------------------------------
Revenue                                          $ 22,894,314     $ 25,259,155     $ 34,254,673
-----------------------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                          18,075,326       17,055,600       22,435,716
    Selling, general and administrative             7,240,636        5,147,117        4,929,999
    Research and development                        3,047,754        2,924,097        2,644,353
-----------------------------------------------------------------------------------------------

Operating costs and expenses                       28,363,716       25,126,814       30,010,068
-----------------------------------------------------------------------------------------------

Operating income (loss)                            (5,469,402)         132,341        4,244,605
    Interest expense                                  (88,085)        (149,288)        (244,607)
    Interest income                                   333,597          355,220          465,185
-----------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                (5,223,890)         338,273        4,465,183

Income tax expense (benefit)                       (1,895,000)         125,000        1,705,000
-----------------------------------------------------------------------------------------------

Net earnings (loss)                              $ (3,328,890)    $    213,273     $  2,760,183
===============================================================================================

Net earnings (loss) per share
    Basic                                        $       (.28)    $        .02     $        .24
    Diluted                                      $       (.28)    $        .02     $        .23
===============================================================================================

Shares used in per share calculation
    Basic                                          11,798,458       11,849,383       11,727,447
    Diluted                                        11,798,458       12,007,270       12,090,911
===============================================================================================

          See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER 1,     September 3,
                                                           2000             1999
------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                          $  2,072,853     $  8,858,591
    Accounts receivable                                   4,110,827        2,618,296
    Inventories                                          10,106,776        6,488,813
    Deferred income taxes                                 1,858,000        1,325,000
    Other                                                    62,573          263,090
------------------------------------------------------------------------------------

          Total current assets                           18,211,029       19,553,790

Property and equipment, net                               4,207,183        4,242,588
Capitalized software costs, net                           1,209,139        1,100,747
Deferred income taxes                                       465,000               --
Other assets                                                 54,311           56,690
------------------------------------------------------------------------------------

                                                       $ 24,146,662     $ 24,953,815
====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                   $  2,781,470     $  2,018,149
    Accrued expenses                                      2,533,262        1,554,572
    Customer deposits                                     2,076,361          884,066
    Current maturities of long-term obligations             539,628        1,119,835
------------------------------------------------------------------------------------

          Total current liabilities                       7,930,721        5,576,622

Long-term obligations, less current maturities               38,843           85,424
Deferred income taxes                                            --          512,000
------------------------------------------------------------------------------------

          Total liabilities                               7,969,564        6,174,046
------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
    Common stock, $.01 par value; 20,000,000
      shares authorized; 12,314,575 shares issued           123,146          123,146
    Additional paid-in capital                           20,324,568       19,492,570
    Retained earnings (deficit)                          (3,233,109)          95,781
    Less treasury stock, at cost                         (1,037,507)        (931,728)
------------------------------------------------------------------------------------

Total shareholders' equity                               16,177,098       18,779,769
------------------------------------------------------------------------------------
                                                       $ 24,146,662     $ 24,953,815
====================================================================================

          See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         COMMON STOCK    Additional      Retained                                    TREASURY STOCK
                                         ------------      Paid-in       Earnings                                    --------------
                                             Shares         Amount        Capital       (Deficit)         Shares          Amount
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at August 29, 1997                11,363,917    $   113,639    $18,084,700    $(2,877,675)        432,730     $  (401,810)

    Treasury stock reissued through
       stock options and 401(k) plan               --             --         84,398             --         (74,184)         68,884
    Issuance of common stock for
       convertible debentures                 950,658          9,507      1,238,319             --              --              --
    Net earnings for the year                      --             --             --      2,760,183              --              --
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, at August 28, 1998                12,314,575        123,146     19,407,417       (117,492)        358,546        (332,926)

    Treasury stock reissued through
       stock options and 401(k) plan               --             --         85,153             --        (112,587)        104,542
    Treasury stock purchased                       --             --             --             --         386,500        (703,344)
    Net earnings for the year                      --             --             --        213,273              --              --
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, at September 3, 1999              12,314,575        123,146     19,492,570         95,781         632,459        (931,728)

    Treasury stock reissued through
       stock options and 401(k) plan               --             --        155,810             --        (249,988)        292,691
    Treasury stock purchased                       --             --             --             --          99,000        (398,470)
    Value of stock options granted for
       Services                                    --             --        175,188             --              --              --
    Value of stock
       option compensation                         --             --        349,000             --              --              --
    Tax benefit of stock
       options exercised                           --             --        152,000             --              --              --
    Net loss for the year                          --             --             --     (3,328,890)             --              --
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, AT SEPTEMBER 1, 2000              12,314,575    $   123,146    $20,324,568    $(3,233,109)        481,471     $(1,037,507)
==================================================================================================================================

          See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED       Year ended       Year ended
                                                       SEPTEMBER 1,     September 3,      August 28,
                                                           2000             1999             1998
-----------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
    Net earnings (loss)                                $ (3,328,890)    $    213,273     $  2,760,183
    Adjustments to reconcile net earnings (loss) to
           cash provided by operating activities
        Depreciation and amortization                     1,710,389        1,649,546        1,784,787
        Write-down of capitalized software                       --               --          200,000
        Issuance of treasury stock for
            compensation expenses                           197,808          176,398          124,079
        Tax benefit of stock
            options exercised                               152,000               --               --
        Non-cash stock option
            compensation                                    489,000               --               --
        Other non-cash expenses                             175,188               --               --
        Provision for bad debts                              45,000           40,000           75,000
        Provision for inventory reserves                  1,246,000          750,000        1,150,000
        Provision for deferred income taxes              (1,510,000)        (410,000)       1,391,000
        Warranty provisions                                 215,000          150,000               --
        Changes in assets and liabilities
            Accounts receivable                          (1,537,531)       2,656,642         (777,304)
            Inventories                                  (4,863,963)        (118,420)       1,722,279
            Other assets                                    194,638         (239,380)          (2,334)
            Accounts payable and accrued expenses         1,387,011         (180,525)          33,360
            Customer deposits                             1,192,295           99,445       (2,673,780)
-----------------------------------------------------------------------------------------------------

                                                         (4,236,055)       4,786,979        5,787,270
-----------------------------------------------------------------------------------------------------

CASH USED FOR INVESTMENT ACTIVITIES
    Property and equipment expenditures                  (1,106,558)        (634,239)        (522,066)
    Capitalized software additions                         (641,060)        (406,486)        (436,465)
-----------------------------------------------------------------------------------------------------

                                                         (1,747,618)      (1,040,725)        (958,531)
-----------------------------------------------------------------------------------------------------

CASH USED FOR FINANCING ACTIVITIES
    Repayment of long-term debt and capitalized
        lease obligations                                  (626,788)      (1,983,251)        (552,615)
    Proceeds from long-term debt                                 --        1,359,508               --
    Purchase of treasury stock                             (398,470)        (703,344)              --
    Debt issuance costs                                     (27,500)         (66,633)         (55,000)
    Proceeds from stock options exercised                   250,693           13,297           29,203
-----------------------------------------------------------------------------------------------------

                                                           (802,065)      (1,380,423)        (578,412)
-----------------------------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents         (6,785,738)       2,365,831        4,250,327
Cash and cash equivalents, beginning of year              8,858,591        6,492,760        2,242,433
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                    2,072,853     $  8,858,591     $  6,492,760
=====================================================================================================

          See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION. The financial statements include the accounts of Wegener Corporation (WGNR) (the "Company") and its wholly owned subsidiaries. Wegener Communications, Inc. (WCI) designs, manufactures and distributes satellite communications electronics equipment in the U.S., and internationally through Wegener Communications International Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

FISCAL YEAR. The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal 2000 and fiscal 1998 contained 52 weeks, while fiscal 1999 contained 53 weeks. All references herein to 2000, 1999, and 1998 relate to the fiscal years ending September 1, 2000, September 3, 1999, and August 28, 1998, respectively.

CASH EQUIVALENTS. Cash equivalents consist of highly liquid investments with original maturities of three months or less. At September 1, 2000, cash equivalents consisted of a $1,125,000 bank certificate of deposit and variable rate municipals in the amount of $500,000. At September 3, 1999 cash equivalents consisted of a $7,000,000 repurchase agreement and $1,500,000 bank certificate of deposit.

INVENTORIES. Inventories are stated at the lower of cost (standards, which approximate actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

PROPERTY, EQUIPMENT AND DEPRECIATION. Property and equipment are stated at cost. Certain assets are financed under lease contracts that have been capitalized. Aggregate lease payments, discounted at appropriate rates, have been recorded as long-term debt, the related leased assets have been capitalized, and the amortization of such assets is included in depreciation expense. Depreciation is computed over the estimated useful lives of the assets on the straight-line method for financial reporting and accelerated methods for income tax purposes. Substantial betterments to property and equipment are capitalized and repairs and maintenance are expensed as incurred. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

REVENUE RECOGNITION. Product sales and services are recorded when the product is shipped or the service is rendered to the customer, all significant contractual obligations have been satisfied and the collectibility of the resulting receivable is reasonably assured.

RESEARCH AND DEVELOPMENT. The Company expenses research and development costs, including expenditures related to development of the Company's software products that do not qualify for capitalization. Software development costs are capitalized subsequent to establishing the technological feasibility of a product. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes, and other factors resulting in shortfalls of expected revenues or reduced economic lives. During fiscal 1998, $200,000 of capitalized software costs were written off to cost of sales due to a reduction of expected revenues on certain slow-moving products. Software development costs capitalized during fiscal 2000, 1999, and 1998 totaled $641,000, $406,000, and $436,000, respectively. Amortization expense, included in cost of goods sold was $533,000, $518,000, and $726,000 for the same periods, respectively. Capitalized software costs, net of accumulated amortization, were $1,209,000 at September 1, 2000 and $1,101,000 at September 3, 1999. Accumulated amortization amounted to $3,031,000 at September 1, 2000 and $2,498,000 at September 3, 1999.

STOCK BASED COMPENSATION. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles

Wegener Corporation and Subsidiaries

Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

EARNINGS PER SHARE. Basic and diluted net earnings (loss) per share were computed in accordance with SFAS No. 128, "Earnings per Share." Basic net earnings per share is computed by dividing net earnings available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and convertible debentures. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of stock options and the if-converted method to compute the dilutive effect of convertible debentures.

The following tables represent required disclosure of the reconciliation of the earnings and shares of the basic and diluted net earnings (loss) per share computations.

                                                                    Year ended
                                                   ---------------------------------------------
                                                   SEPTEMBER 1,     September 3,     August 28,
                                                       2000             1999            1998
                                                   ------------     ------------    ------------
BASIC
    Net earnings (loss)                            $ (3,328,890)    $    213,273    $  2,760,183
                                                   ------------     ------------    ------------
 Weighted average shares
        outstanding                                  11,798,458       11,849,383      11,727,447
                                                   ------------     ------------    ------------
    Net earnings (loss) per share                  $       (.28)    $        .02    $        .24
                                                   ============     ============    ============
DILUTED
    Net earnings (loss)                            $ (3,328,890)    $    213,273    $  2,760,183

    Convertible debenture interest
        and amortization of bond
        issue cost, net of income
        taxes                                                --               --          11,658
                                                   ------------     ------------    ------------
    Total                                          $ (3,328,890)    $    213,273    $  2,771,841
                                                   ------------     ------------    ------------
    Weighted average shares
        outstanding                                  11,798,458       11,849,383      11,727,447

    Effect of dilutive potential common shares:
            Stock options                                    --          157,887         250,467
            Convertible debentures                           --               --         112,997
                                                   ------------     ------------    ------------
    Total                                            11,798,458       12,007,270      12,090,911
                                                   ------------     ------------    ------------

    Net earnings (loss) per share                  $       (.28)    $        .02    $        .23
                                                   ============     ============    ============

Wegener Corporation and Subsidiaries

Options and convertible debentures excluded from the diluted earnings (loss) per share calculation due to their anti-dilutive effect are as follows:

                                                             Year ended
                                      --------------------------------------------------------
                                       SEPTEMBER 1,       September 3,          August 28,
                                           2000               1999                 1998
                                      ----------------   ---------------   -------------------
Common stock options:
    Number of shares                     1,188,800             6,000                  48,500
    Range of exercise prices           $.75 TO 5.63            $1.78          $2.44 to 12.13
                                      ================   ===============   ===================

FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and long and short-term bank borrowings. The fair value of these instruments approximates their recorded value. The Company does not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of September 1, 2000.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company invests cash through a high-credit-quality financial institution and performs periodic evaluations of the relative credit standing of the financial institution. A concentration of credit risk may exist with respect to trade receivables, as a substantial portion of the Company's customers are affiliated with the cable television, business broadcast and telecommunications industries. The Company performs ongoing credit evaluations of customers worldwide and generally does not require collateral from its customers. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

FOREIGN CURRENCY. The U.S. dollar is the Company's functional currency for financial reporting. International sales are made and remitted in U.S. dollars.

RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 137 delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138 "Accounting For Certain Derivative Instruments and Certain Hedging Activities, Amendment of SFAS No. 133", liberalized the application of SFAS No. 133 in a number of areas. The Company expects that the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." Subsequently, SAB No. 101A and 101B were issued to delay the implementation of SAB No. 101. It will be effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact, if any, SAB No. 101 will have on its financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Interpretation No,. 44 clarifies the application of APB No. 25 for the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The interpretation was adopted by the Company effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. This interpretation did not have a material impact on the Company's consolidated financial statements.

Wegener Corporation and Subsidiaries

RECLASSIFICATIONS. Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.


2.   ACCOUNTS RECEIVABLE
Accounts receivable are summarized as follows:
                                                  SEPTEMBER 1,      September 3,
                                                      2000              1999
--------------------------------------------------------------------------------
Accounts receivable - trade                        $3,474,717       $2,675,022
Recoverable income taxes                              659,000               --
Other receivables                                     142,688          115,859
--------------------------------------------------------------------------------
                                                    4,276,405        2,790,881

Less allowance for doubtful accounts                 (165,578)        (172,585)
--------------------------------------------------------------------------------

                                                   $4,110,827       $2,618,296
================================================================================


3.  INVENTORIES
Inventories are summarized as follows:

                                                   SEPTEMBER 1,     September 3,
                                                       2000             1999
--------------------------------------------------------------------------------
Raw materials                                      $4,176,521      $2,845,784
Work-in-process                                     5,539,578       3,146,479
Finished goods                                      3,835,171       2,695,044
--------------------------------------------------------------------------------
                                                   13,551,270       8,687,307

Less inventory reserves                            (3,444,494)     (2,198,494)
--------------------------------------------------------------------------------

                                                  $10,106,776      $6,488,813
================================================================================

The Company has invested a significant amount of financial resources to acquire certain raw materials, to incur direct labor and to contract to have specific outplant procedures performed on inventory in process. The Company purchased this inventory based upon prior backlog and anticipated future sales based upon existing knowledge of the marketplace. The Company's inventory reserve of approximately $3,444,000 at September 1, 2000 is to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should the Company's sales efforts not be successful.

4.   PROPERTY AND EQUIPMENT
Major classes of property and equipment consist of the following:

                                     Estimated
                                   Useful Lives     SEPTEMBER 1,    September 3,
                                      (Years)           2000            1999
--------------------------------------------------------------------------------
Land                                      -           $ 707,210      $ 707,210
Buildings and improvements             3-30           3,752,521      3,689,643
Machinery and equipment                 3-5           7,786,454      7,191,332
Furniture and fixtures                    5             689,845        592,782
Application software                    3-5           1,034,675        777,568
--------------------------------------------------------------------------------
                                                     13,970,705     12,958,535
Less accumulated depreciation
    and amortization                                 (9,763,522)    (8,715,947)
--------------------------------------------------------------------------------

                                                     $4,207,183     $4,242,588
================================================================================

Wegener Corporation and Subsidiaries

Depreciation expense for fiscal 2000, 1999 and 1998 totaled approximately $1,120,000, $888,000, and $777,000, respectively. Assets recorded under a capital lease included in property and equipment at September 1, 2000 and September 3, 1999 are machinery and equipment of approximately $613,000 and accumulated amortization of approximately $578,000 and $474,000, respectively.

5.   ACCRUED EXPENSES
Accrued expenses consist of the following:        SEPTEMBER 1,      September 3,
                                                      2000              1999
--------------------------------------------------------------------------------
        Compensation                             $     631,940      $   464,833
        Royalties                                      443,490          364,676
        Warranty                                       347,423          232,423
        Taxes and insurance                            397,252          255,625
        Commissions                                    225,724          210,153
        Other                                          487,433           26,862
--------------------------------------------------------------------------------
                                                 $   2,533,262      $ 1,554,572
================================================================================

6.   FINANCING AGREEMENTS
REVOLVING LINE-OF-CREDIT AND TERM LOAN FACILITY

On June 21, 2000, WCI's existing bank loan facility automatically renewed for a one year period and maintains a maximum available credit limit of $10,000,000 with sublimits as defined. The renewed loan facility matures on June 21, 2001 or upon demand and requires an annual facility fee of $27,500 plus an additional
 .50% of $3,000,000 if borrowings, at any time, exceed $5,500,000. The loan facility consists of 1) a term loan and a revolving line of credit with a combined borrowing limit of $8,500,000, bearing interest at the bank's prime rate (9.5% at September 1, 2000) and 2) a real estate advance facility with a maximum borrowing limit of $1,500,000 bearing interest at a fixed rate of 250 basis points over the five year U.S. Treasury rate.

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

During the first quarter of fiscal 1999, $1,360,000 was advanced to pay off the existing mortgage note balance. At the time of disbursement, the annual interest rate was set at 6.519%. At September 1, 2000, the loans were secured by a first lien on substantially all of WCI's assets except assets secured under an existing equipment note on which the bank had a second lien. The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 1997, retain certain key employees, limit expenditures of Wegener Corporation to $600,000 per fiscal year, and is precluded from paying dividends. At September 1, 2000, the Company was in violation of the tangible net worth and Wegener Corporation annual spending limit covenants as to which the bank has granted a waiver. As a result of the convenant violations, the bank has the right to amend any terms of the loan facility. While no assurances may be given, the Company believes that it will continue to be able to obtain waivers prior to requiring future borrowings on the line of credit. However, if the Company is unable to meet the minimum tangible net worth covenant or obtain a waiver, it may be required to obtain other debt or equity financing. The loan facility's outstanding balance under real property advances was $505,000 at September 1, 2000 and $971,000 at September 3, 1999. At September 1, 2000, $3,096,000 was available to borrow under the accounts receivable and inventory advance formulas. No balances were outstanding under the accounts receivable and inventory advances at September 1, 2000. Additionally, Wegener Corporation guarantees the loan facility.

Wegener Corporation and Subsidiaries

LONG-TERM OBLIGATIONS
Long-term obligations consist of:
                                                      SEPTEMBER 1,  September 3,
                                                         2000           1999
--------------------------------------------------------------------------------
Mortgage note, monthly principal $38,843 plus
  interest at 6.519%
    collateralized by real estate and cross
    collateralized under the loan facility              $ 504,960     $ 971,077
Other long-term obligations, collateralized
  by equipment                                             73,511       234,182
--------------------------------------------------------------------------------
                                                          578,471     1,205,259

Less current maturities                                  (539,628)   (1,119,835)
--------------------------------------------------------------------------------
                                                         $ 38,843     $  85,424
================================================================================

At September 1, 2000, other long-term obligations include a promissory note, bearing interest at 9.6% per annum, with monthly principal and interest payments of $12,597 through April 2001.

A summary of future maturities of long-term debt obligations follows:

                                          Debt
                    Fiscal Year        Maturities
               ------------------------------------
                        2001            $539,628
                        2002              38,843
               ------------------------------------
                    Total               $578,471
               ====================================

The Company leases certain office and manufacturing facilities, vehicles and equipment under long-term non-cancelable operating leases that expire through fiscal 2005. Future minimum lease commitments are approximately as follows:
2001-$233,000;  2002-$225,000;  2003-$223,000; 2004-$226,000; and 2005-$118,000.
Rent expense under all leases was approximately $314,000, $225,000 and $209,000 for fiscal years 2000, 1999, and 1998, respectively.

7.   CONVERTIBLE DEBENTURES
On May 31, 1996, the Company issued $5,000,000 of 8% Convertible debentures, due May 31, 1999, in a private placement to various accredited investors for net proceeds to the Company of $4,700,000. The proceeds were used for working capital and reduction of the line-of-credit note payable. These debentures converted at the option of the holders at any time through maturity, into a number of shares of common stock at a price equal to the lesser of (i) $12.25 per share or (ii) a percentage, based on the holding period, ranging from 95% to 82.5% (82.5% at August 30, 1996 and thereafter) of the average of the lowest sale price on each of the five trading days immediately preceding the conversion date. Interest at the rate of 8% per annum was paid quarterly beginning July 1, 1996 in cash or, at the option of the Company, by adding the amount of such interest to the outstanding principal amount due under the debenture. During fiscal 1998, $1,285,000 principal amount of debentures were converted into 950,658 shares of common stock. No convertible debentures remained outstanding at September 3, 1999.

Wegener Corporation and Subsidiaries

8.   INCOME TAXES
The provision for income tax expense (benefit) consists of the following:

                                                Year ended
                                -------------------------------------------
                                SEPTEMBER 1,    September 3,     August 28,
                                    2000            1999            1998
     ----------------------------------------------------------------------
     Current
         Federal                $  (262,000)    $   480,000     $    93,000
         State                     (123,000)         55,000         221,000
     ----------------------------------------------------------------------
                                   (385,000)        535,000         314,000
     ----------------------------------------------------------------------
     Deferred
         Federal                 (1,409,000)       (366,000)      1,335,000
         State                     (101,000)        (44,000)         56,000
     ----------------------------------------------------------------------
                                 (1,510,000)       (410,000)      1,391,000
     ----------------------------------------------------------------------
     Total                      $(1,895,000)    $   125,000     $ 1,705,000
     ======================================================================

The effective income tax rate differs from the U.S. federal statutory rate as follows:

                                                                        Year ended
                                                     ------------------------------------------------
                                                     SEPTEMBER 1,      September 3,       August 28,
                                                         2000              1999              1998
     ------------------------------------------------------------------------------------------------
     Statutory U.S. income tax rate                     (34.0)%            34.0%             34.0%
     State taxes, net of federal
         benefits                                        (3.0)              2.0               4.8
     Foreign sales corporation benefit                     --              (5.0)              (.7)
     Non-deductible expenses                               .2               4.3                .3
     Expired tax credits, net                             1.5                --                --
     Other, net                                          (1.0)              1.7               (.2)
     ------------------------------------------------------------------------------------------------
     Effective income tax rate                          (36.3)%            37.0%             38.2%
     ================================================================================================

Deferred tax assets and liabilities that arise as a result of temporary differences are as follows:

                                                 SEPTEMBER 1,     September 3,
                                                     2000             1999
--------------------------------------------------------------------------------
Deferred tax assets (liabilities):
   Accounts receivable and inventory reserves    $  1,520,000     $  1,098,000
   Accrued expenses                                   338,000          227,000
   Net operating loss carryforwards                   404,000               --
   General business credit carryforwards              106,000               --
   AMT credit carryovers                              249,000               --
   Depreciation                                        64,000          (28,000)
    Capitalized software costs                       (463,000)        (418,000)
    Other                                             105,000          (66,000)
--------------------------------------------------------------------------------
Net deferred tax asset                           $  2,323,000     $    813,000
================================================================================
Consolidated balance sheet classifications:
    Current deferred tax asset                   $  1,858,000     $  1,325,000
    Noncurrent deferred tax asset (liability)         465,000         (512,000)
--------------------------------------------------------------------------------
    Net deferred tax asset                       $  2,323,000     $    813,000
================================================================================

Net deferred tax assets increased $1,510,000 to $2,323,000 at September 1, 2000 from $813,000 at September 3, 1999. The increase was principally due to net operating loss and tax credit carryforwards and increases in inventory reserves. Net deferred tax assets increased $410,000 to $813,000 at September 3, 1999 from $403,000 at August 28, 1998. The increase was principally due to increases in inventory reserves and warranty provisions in fiscal 1999. Realization

Wegener Corporation and Subsidiaries

of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of further taxable income during the carryforward period are reduced.

The Company's recoverable income taxes have been increased by the benefits associated with dispositions of employee stock options. The Company receives an income tax benefit equal to the tax effect of the difference between the fair market value of the stock issued at the time of exercise and the option price. These benefits amounted to $152,000 in fiscal 2000 and were credited directly to shareholders' equity.

At September 1, 2000 the Company had a federal net operating loss carryforward of $1,106,000 which expires in fiscal 2020. Additionally, the Company had general business and foreign tax credit carryforwards of $106,000 expiring fiscal 2001 thru fiscal 2005 and an alternative minimum tax credit of $249,000.

No provision for deferred tax liability had been made on the undistributed earnings of the Foreign Sales Corporation as the earnings will not be remitted in the foreseeable future and are considered permanently invested. The amount of the unrecognized deferred tax liability for the undistributed earnings of approximately $627,000 was approximately $213,000.

9.   COMMON STOCK AND STOCK OPTIONS.
1998 INCENTIVE PLAN. On February 26, 1998, the stockholders approved the 1998 Incentive Plan (the "1998 Plan"). The Plan provides for awards of up to an aggregate of 1,000,000 shares of common stock which may be represented by (i) incentive or non-qualified stock options, (ii) stock appreciation rights (tandem and free-standing), (iii) restricted stock, (iv) deferred stock, or (v) performance units entitling the holder, upon satisfaction of certain performance criteria, to awards of common stock or cash. In addition, the 1998 Plan provides for loans and supplemental cash payments to persons participating in the Plan in connection with awards granted. Eligible participants include officers and other key employees, non-employee directors, consultants and advisors of the Company. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights may be not less than 100% of the fair market value on the date of grant or, in the case of an option granted to a 10% or greater stockholder, not less than 110% of the fair market value on the date of grant. The exercise price for any other option and stock appreciation rights shall be at least 75% of the fair market value on the date of grant. The exercise period for non-qualified stock options may not exceed ten years and one day from the date of the grant, and the expiration period for an incentive stock option or stock appreciation rights shall not exceed ten years from the date of the grant (five years for a 10% or greater stockholder). The 1998 plan contains an automatic option grant program to non-employee members of the Board of Directors. Such members will each be granted an option to purchase 2,000 shares of common stock on the last day of each December on which regular trading occurs on the NASDAQ Stock Market, at an exercise price equal to the fair market value of such stock on the date of grant. Such options will be exercisable during the period of ten years and one day from the date of grant of the option. In addition, upon the exercise of an option by a director, the Plan provides for a mandatory, for a non-employee director, and a discretionary, for an employee director, supplemental cash amount equal to the greater of the Company's minimum federal and state tax withholding obligation with respect to the exercise of the option and such supplemental payment, or an amount sufficient to defray the federal and state tax consequences to the director attributable to the exercise of the option and such supplemental payment. At September 1, 2000 options issued under the 1998 Incentive Plan for 66,000 shares of common stock at an exercise price of $2.31 were eligible for a supplemental tax reimbursement cash payment. The effective date of the 1998 plan is January 1, 1998 and the plan has a ten-year term. During fiscal 2000 options for 483,550 shares of common stock were granted with exercise prices of $2.31 and $5.63. During fiscal 1999 options for 212,000 shares of common stock were granted with exercise prices ranging from $1.41 to $1.78.

1989 DIRECTORS' INCENTIVE PLAN. On January 9, 1990, the stockholders approved the Wegener Corporation 1989 Directors' Incentive Plan permitting certain participating directors of the Company to be eligible to receive incentive awards consisting of common stock of the Company, performance units or stock appreciation rights payable in stock or cash, or non-qualified stock options to purchase such stock, or any combination of the foregoing, together with supplemental cash payments. During the second quarter of fiscal 1995, the Company amended the 1989 Directors' Stock Option Plan to increase the aggregate number of shares of common stock that may be awarded from 100,000 to 300,000 shares; to remove the ineligibility provision for certain directors; and to grant annually to each non-employee director, options to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of such stock on the date of grant. The exercise price per share for non-qualified stock options or stock appreciation rights shall not be less than 85% of fair market value on the date the award is made or not more than nine trading days immediately preceding such date. The expiration period for a non-qualified stock option shall be ten years and one day from the date of the grant. The expiration period for stock appreciation rights, including any extension, shall not exceed ten years from the date of grant. In addition, upon the exercise of an option by a director, the Plan provides for a mandatory, for a non-employee director, and a discretionary, for an employee director, supplemental cash amount equal to the greater of the Company's minimum federal

Wegener Corporation and Subsidiaries

and state tax withholding obligation with respect to the exercise of the option and such supplemental payment, or an amount sufficient to defray the federal and state tax consequences to the director attributable to the exercise of the option and such supplemental payment. At September 1, 2000 options issued under the 1989 Director Incentive Plan for 330,500 shares of common stock at a weighted average exercise price of $1.41 were eligible for a supplemental tax reimbursement cash payment. During fiscal 1999, options for 2,000 shares of common stock were granted at an exercise price of $1.78. Additionally, during fiscal 1999 options for 50,000 shares of common stock with exercise prices ranging from $1.53 to $12.13 were cancelled and reissued at an exercise price of $1.41. During fiscal 1998 options were granted for 48,000 shares of common stock at exercise prices ranging from $1.44 to $2.00. At September 1, 2000, no common stock shares remained available for awards under the plan. This plan terminated and expired effective December 1, 1999.

1988 INCENTIVE PLAN. On January 10, 1989, the stockholders approved the 1988 Incentive Plan providing to key employees other than directors of the Company, incentive awards consisting of common stock, performance units or stock appreciation rights payable in stock or cash, incentive or non-qualified stock options to purchase stock, or any combination of the above, together with supplemental cash payments. The aggregate number of shares issuable under the 1988 plan is 750,000 common shares. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights will be equal to 100% of the fair market value or, in the case of an option granted to a 10% or greater stockholder, l10% of the fair market value. The exercise price for any other option and stock appreciation rights shall be at least 85% of the fair market value on the date the option is granted. The exercise period for non-qualified stock options shall be ten years and one day from the date of the grant, and the expiration period for an incentive stock option or stock appreciation rights shall not exceed ten years from the date of the grant. During fiscal 1999, options for 105,000 shares of common stock with an exercise price of $2.00 were cancelled and reissued at an exercise price of $1.41. During fiscal 1998 options were granted for 150,000 shares of common stock at exercise prices of $1.44 and $2.00. This plan terminated and expired December 1, 1998.

A summary of stock option transactions for the above plans follows:

                                                                                             Weighted
                                                 Number.             Range of                 Average
                                                of Shares         Exercise Prices          Exercise Price
---------------------------------------------------------------------------------------------------------
Outstanding at
    August 29, 1997                                579,000            $.75 -12.13                $ 1.55
        Granted                                    194,000           1.44 -  2.00                  1.80
        Exercised                                  (26,250)           .75 -  1.44                  1.12
        Forfeited or cancelled                     (10,750)           .75 -  1.44                  1.36
---------------------------------------------------------------------------------------------------------
Outstanding at
    August 28, 1998                                736,000            $.75 -12.13                $ 1.63
       Granted or reissued                         369,000           1.41 -  1.78                  1.45
       Exercised                                    (9,000)                  1.44                  1.44
       Forfeited or cancelled                     (175,250)           1.44 -12.13                  2.33
---------------------------------------------------------------------------------------------------------
Outstanding at
    September 3, 1999                              920,750            $.75 - 1.78                $ l.43
       Granted                                     483,550            2.31 - 5.63                  3.68
       Exercised                                  (174,500)           1.41 - 1.47                  1.44
       Forfeited or cancelled                      (41,000)                  1.44                  1.44
---------------------------------------------------------------------------------------------------------
OUTSTANDING AT
    SEPTEMBER 1, 2000                            1,188,800            $.75 - 5.63                $ 2.35
=========================================================================================================
Options exercisable at
    SEPTEMBER 1, 2000                              697,050            $.75 - 5.63                $ 2.04
    September 3, 1999                              494,250             .75 - 1.78                  1.41
=========================================================================================================
Weighted average fair value of options                              Per Share            Aggregate Total
    granted during the year ended                                 Option Value
---------------------------------------------------------------------------------------------------------
SEPTEMBER 1, 2000                                                      $1.33                   $370,009
September 3, 1999                                                        .68                    140,535
August 28, 1998                                                          .91                    175,493
=========================================================================================================

The weighted average remaining contractual life of options outstanding at September 1, 2000 was 4.6 years.

The Company applies APB Opinion No. 25 in accounting for its stock incentive plan and, accordingly, no compensation cost has been recognized for its employee stock options in the financial statements, except as noted below. If the Company had elected to recognize compensation cost based on the fair value at grant dates for options issued under the plans described above,

Wegener Corporation and Subsidiaries

consistent with the method prescribed by SFAS No. 123, net earnings (loss) and earnings (loss) per share would have changed to the pro forma amounts indicated below:

                                                      Year ended
                                     -------------------------------------------
                                     SEPTEMBER 1,     September 3,    August 28,
                                         2000             1999           1998
--------------------------------------------------------------------------------
Net earnings (loss)
    As Reported                      $(3,328,890)       $213,273     $2,760,183
    Pro Forma                         (3,690,941)         46,662      2,676,143
--------------------------------------------------------------------------------
Earnings (loss) per share
    As Reported
        Basic                        $     ( .28)        $   .02      $     .24
        Diluted                            ( .28)            .02            .23
    Pro Forma
        Basic                              ( .31)            .00            .23
        Diluted                            ( .31)            .00            .22
================================================================================

The fair value of stock options used to compute pro forma net earnings (loss) and earnings (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999, and 1998: no dividend yield for all years; expected volatility of 75% in 2000, 50% in 1999 and 60% in 1998; a risk free interest rate of 6.3% in 2000, 5.0% in 1999, and 5.6% in 1998; and an expected option life of 3.9 years in 2000, 3.3 years in 1999, and 3.9 years in 1998.

At September 1, 2000, options for 396,500 shares of common stock at a weighted average exercise price of $1.56, are deemed to be variable stock options. These options require the recognition of compensation expense based on the difference between the exercise price and the fair market value of the stock at the end of a reporting period. For the year ended September 1, 2000, a non-cash compensation expense of $489,000 was included in selling, general and administrative expenses.

On January 25, 2000, the Company entered into an agreement with RCG Capital Markets Group, Inc. to provide a national financial relations program. The agreement is for an eighteen month period and provides for a monthly fee of $6,000 and stock options for 200,000 shares of Wegener Corporation common stock exercisable for a period of five years from the date of grant at $5.625 per share. Fifty percent of the options granted vested upon execution of the agreement with the balance vesting upon completion of agreed upon performance criteria. Pursuant to the agreement, the Company has granted certain registration rights to RCG covering the shares underlying the options. In accordance with EITF Issue No. 96-18 and SFAS No. 123, the fair value of the stock options has been calculated using the Black-Scholes option pricing model and will result in an aggregate non-cash charge to earnings of approximately $445,000 over the eighteen month term of the agreement. For the year ended September 1, 2000, charges of $175,000 were included in selling, general and administrative expenses. At September 1, 2000, options for 100,000 shares were vested.

OTHER OPTIONS, AWARDS AND WARRANTS. During fiscal 1999, options for 22,500 common shares, with an exercise price of $2.44 per share expired. In addition, stock awards issued under the 1988 Incentive Plan of 12,500 shares remained outstanding at September 1, 2000.

STOCK REPURCHASE PROGRAM. On January 28, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of its common stock. As of September 1, 2000, the Company had repurchased 485,500 shares of its common stock in open market transactions at an average price of $2.27.

10.  EMPLOYEE BENEFIT PLANS
WCI has a profit-sharing plan covering substantially all employees. Amounts to be contributed to the plan each year are determined at the discretion of the Board of Directors subject to legal limitations. No contributions were declared for fiscal years 2000, 1999 and 1998.

Eligible WCI employees are permitted to make contributions, up to certain regulatory limits, to the plan on a tax deferred basis under Section 401(k) of the Internal Revenue Code. The plan provides for a minimum company matching contribution on a quarterly basis at the rate of 25% of employee contributions with a quarterly discretionary match subject to WCI's profitability. During fiscal 2000 and fiscal 1999, an additional discretionary matching contribution of 25% of employee contributions was made for all quarters. During fiscal 1998, an additional 25% matching contribution was made

Wegener Corporation and Subsidiaries

for the third and fourth quarters. All matching contributions are in the form of Company stock or cash at the discretion of the Company's Board of Directors. Matching Company contributions in the form of common stock were approximately $198,000 in fiscal 2000, $176,000 in fiscal 1999, and $124,000 in fiscal 1998.

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

In this single operating segment the Company has three product lines. Revenues from customers in each of these product lines are as follows:

                                                    Year ended
                                    --------------------------------------------
                                    SEPTEMBER 1,    September 3,     August 28,
                                        2000            1999            1998
--------------------------------------------------------------------------------
Product Line
    Direct Broadcast Satellite      $ 19,478,042    $ 21,500,769    $ 29,220,638
    Telecom and Custom Products        2,984,593       3,007,288       4,277,727
    Service                              431,679         751,098         756,308
--------------------------------------------------------------------------------
                                    $ 22,894,314    $ 25,259,155    $ 34,254,673
================================================================================

Revenues by geographic areas are as follows:

                                                    Year ended
                                    --------------------------------------------
                                    SEPTEMBER 1,    September 3,     August 28,
                                        2000            1999            1998
--------------------------------------------------------------------------------
Geographic Area
    United States                   $ 18,744,547    $ 21,765,145    $ 30,943,573
    Canada                                41,747       1,585,004          57,090
    Europe                             1,619,724       1,136,041         881,595
    Asia                                  63,242          66,420       1,852,677
    Latin America and Mexico           2,059,456         617,146         488,517
    Other                                365,598          89,399          31,221
--------------------------------------------------------------------------------
                                    $ 22,894,314    $ 25,259,155    $ 34,254,673
================================================================================

Revenues attributed to geographic areas are based on the location of the customer. All of the Company's long-lived assets are located in the United States.

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network, and data communications industries. In fiscal 2000, two customers accounted for 16.2% and 11.1% of revenues, respectively. Single customers accounted for 19.2%, and 34.2% of revenues in fiscal years 1999 and 1998, respectively. These customers represent revenues principally within the Direct Broadcast Satellite product line. At September 1, 2000, four customers accounted for more than 10% of the Company's accounts receivable. At September 3, 1999, no customers accounted for more than 10% of the Company's accounts receivable. When deemed appropriate, the Company uses letters-of-credit and credit insurance to mitigate the credit risk associated with foreign sales.

12.  STATEMENT OF CASH FLOWS
Interest payments were approximately $88,000, $159,000, and $247,000 for fiscal years 2000, 1999, and 1998, respectively. Income taxes paid in 1999 and 1998 were $253,000 and $488,000, respectively. No income taxes were paid in 2000. Non-cash financing activities in fiscal 2000 included: 1) 75,488 shares of treasury stock reissued for 401(k)

Wegener Corporation and Subsidiaries

matching Company contributions valued at approximately $198,000, 2) non-cash stock option compensation of $489,000 and 3) stock options for 200,000 shares of common stock granted in exchange for financial relations services to be provided over an eighteen month period. The options were valued at $445,000 and are being expensed over the eighteen month period. During fiscal 2000, $175,000 related to the option value was charged to selling, general and administrative expenses. Non-cash financing activities in fiscal 1999 included: 1) 103,337 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $176,000. Non-cash investing and financing activities in fiscal 1998 included: 1) 48,184 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $124,000, and 2) 950,658 shares of common stock issued upon conversion of $1,285,000 principal amount of convertible debentures.

13.  FOURTH QUARTER ADJUSTMENTS
During the fourth quarter of the year ended September 1, 2000, the Company recorded as a charge to cost of sales 1) a $646,000 increase in the inventory obsolescence reserve, and 2) a $165,000 increase in the warranty provision. In addition, the Company recorded non-cash adjustments in previous quarters to account for certain variable stock options. The Company will file an amended Form 10Q for each of the quarters ended December 3, 1999, March 3, 2000 and June 2, 2000. The impact of the accounting for variable stock options on all other previous periods is not significant. The following unaudited schedule summarizes the effect of the changes on net earnings (loss) and diluted earnings (loss) per share:

                                                 Earnings (loss) Per Share
                                Additional       -------------------------
                                 (Expense)       Previously
                                  Income          Reported        Restated
     --------------------------------------      -------------------------
     Fiscal 2000
         First Quarter            (239,000)          .00            (.02)
         Second Quarter         (1,616,000)          .02            (.11)
         Third Quarter           1,452,000          (.14)           (.02)
     --------------------------------------      -------------------------

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

--------------------------------------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
    of Wegener Corporation
Duluth, Georgia

     We have audited the accompanying consolidated balance sheets of Wegener Corporation and subsidiaries as of September 1, 2000 and September 3, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of three years in the period ended September 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wegener Corporation and subsidiaries as of September 1, 2000 and September 3, 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 1, 2000 in conformity with generally accepted accounting principles.

                              /s/ BDO Seidman, LLP

Atlanta, Georgia                  BDO Seidman, LLP
November 20, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information contained under the caption "ELECTION OF DIRECTORS" in the Proxy Statement pertaining to the January 23, 2001 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference in partial response to this item. See also Item 1. "Business - Executive Officers of the Registrant" on page 8 of this Report.

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

Consolidated Balance Sheets September 1, 2000 and September 3, 1999

Consolidated  Statements of Operations Years ended September 1, 2000,  September
    3, 1999, and August 28, 1998

Consolidated  Statements of Shareholders'  Equity Years ended September 1, 2000,
    September 3, 1999, and August 28, 1998

Consolidated  Statements of Cash Flows Years ended September 1, 2000,  September
    3, 1999, and August 28, 1998

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

     Separate financial statements of the Registrant have been omitted because the Registrant is primarily a holding company and all subsidiaries included in the consolidated financial statements are wholly owned.

     (a)(2) The following consolidated financial statements schedule for Wegener Corporation and subsidiaries, and the related Report of Independent Certified Public Accountants are included herein, beginning on page 40:

     Schedule II - Valuation and Qualifying Accounts Years ended September 1, 2000, September 3, 1999, and August 28, 1998

     (a) (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on pages 41 and 42.

     (b) There were no reports on Form 8-K filed for the Quarter ended September 1, 2000.

     (c) See Part IV, Item 14(a)(3).

     (d) Not applicable.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

 Board of Directors and Shareholders
     of Wegener Corporation
 Duluth, Georgia

     The audits referred to in our report dated November 20, 2000, relating to the consolidated financial statements of Wegener Corporation and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


                              /s/ BDO Seidman, LLP

Atlanta, Georgia                  BDO Seidman, LLP
November 20, 2000

                                   SCHEDULE II
                      WEGENER CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                  Balance at     Charged to                       Balance at
                                  Beginning      Costs and                          End of
                                  of Period       Expenses       Write-offs       Recoveries        Period
                                ------------    ------------    ------------     ------------    ------------
Allowance for doubtful
accounts receivable:
YEAR ENDED SEPTEMBER 1, 2000    $    172,585    $     45,000    $    (58,748)    $      6,741    $    165,578
                                ------------    ------------    ------------     ------------    ------------

Year ended September 3, 1999    $    256,991    $     40,000    $   (124,406)    $         --    $    172,585

Year ended August 28, 1998      $    361,743    $     75,000    $   (180,018)    $        266    $    256,991


Inventory Reserves:

YEAR ENDED SEPTEMBER 1, 2000    $  2,198,494    $  1,246,000    $         --     $         --    $  3,444,494

Year ended September 3, 1999    $  1,439,520    $    750,000    $         --     $      8,974    $  2,198,494

Year ended August 28, 1998      $  1,865,453    $  1,150,000    $ (1,576,764)    $        831    $  1,439,520

EXHIBIT INDEX

     The following documents are filed as exhibits to this report. An asterisk identifies those exhibits previously filed and incorporated herein by reference below. For each such asterisked exhibit there is shown below the description of the previous filing. Exhibits, which are not required for this report, are omitted.

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

Exhibit Number      Description of Document
--------------      -----------------------

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

 WEGENER CORPORATION
 Date:  November 30, 2000               By  /s/ ROBERT A. PLACEK
                                            ---------------------------
                                            Robert A. Placek
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of November, 2000.

Signature                               Title
---------                               -----

/s/ Robert A. Placek                President, Chief Executive Officer and
-----------------------------       Chairman of the Board
Robert A. Placek                    (Principal Executive Officer)


/s/ C. Troy Woodbury, Jr.           Treasurer and Chief Financial Officer,
-----------------------------       Director (Principal Financial and
C. Troy Woodbury, Jr.               Accounting Officer)

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

TRANSFER AGENT
Securities Transfer Corporation
2591 Dallas Parkway
Suite 102
Frisco, Texas 75034

CORPORATE
HEADQUARTERS
11350 Technology Circle
Duluth/Atlanta, Georgia 30097-1502

ANNUAL MEETING

The annual meeting of stockholders will be held on January 23, 2001 at 7:00 p.m. at the Corporate Headquarters.

COMMON STOCK NASDAQ
NASDAQ Small-Cap Market Symbol: WGNR

FORM 10-K REPORT
Wegener Corporation's Annual Report on Form 10-K, filed with the Securities and Exchange Commission, is available free of charge by written request to:
     Elaine Miller, Secretary
     Investor Relations
     Wegener Corporation
     11350 Technology Circle
     Duluth, Georgia 30097-1502

WEB SITE
HTTP://WWW.WEGENER.CO

QUARTERLY COMMON
STOCK PRICES
The Company's common stock is traded on the NASDAQ Small-Cap Market. The quarterly ranges of high and low closing sale prices for fiscal 2000 and 1999 were as follows:

                            High            Low
----------------------------------------------------

FISCAL YEAR ENDING SEPTEMBER 1, 2000

First Quarter             $3 14/32         $1 5/8

Second Quarter             8 3/16           2 1/8

Third Quarter              8                2

Fourth Quarter             3 13/32          1 7/16
----------------------------------------------------

FISCAL YEAR ENDING SEPTEMBER 3, 1999

First Quarter             $1 27/32         $1 3/8

Second Quarter             2 9/32           1 1/2

Third Quarter              2 1/2            1 15/32

Fourth Quarter             2 3/16           1 3/8
----------------------------------------------------

The Company had approximately 382* shareholders of record at November 20, 2000. The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

*(This number does not reflect beneficial ownership of shares held in nominee names).