Form 10-Q
period 2000-12-01
WEGENER CORP
filed 2001-01-16
CIK 715073

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended December 1, 2000

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

                                YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Common Stock, $.01 par value                              11,900,005 Shares
----------------------------                         ---------------------------
           Class                                     Outstanding January 5, 2001

                      WEGENER CORPORATION AND SUBSIDIARIES
                Form 10-Q For the Quarter Ended December 1, 2000

                                      INDEX
                                                                         Page(s)
                                                                         -------
PART I.   Financial Information

Item 1.   Consolidated Financial Statements

          Introduction ...................................................     3
          Consolidated Statements of Operations
          (Unaudited) - Three Months Ended
          December 1, 2000 and December 3, 1999 ..........................     4

          Consolidated Balance Sheets - December 1,
          2000 (Unaudited) and September 1, 2000 .........................     5

          Consolidated Statements of Shareholders' Equity
          (Unaudited) -  Three Months Ended December 1,
          2000 and December 3, 1999 ......................................     6

          Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended December 1,
          2000 and December 3, 1999 ......................................     7

          Notes to Consolidated Financial
          Statements (Unaudited) .........................................  8-11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................. 12-14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......    15

PART II.  Other Information

Item 1.   None
Item 2.   None
Item 3.   None
Item 4.   None
Item 5.   None
Item 6.   Exhibits and Reports on Form 8-K ...............................    16

          Signatures .....................................................    17

PART I.   FINANCIAL INFORMATION                     Item 1. Financial Statements
-------------------------------                     ----------------------------

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of December 1, 2000; the consolidated statements of shareholders' equity as of December 1, 2000 and December 3, 1999; the consolidated statements of operations for the three months ended December 1, 2000 and December 3, 1999; and the consolidated statements of cash flows for the three months ended December 1, 2000 and December 3, 1999 have been prepared without audit. The consolidated balance sheet as of September 1, 2000 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended September 1, 2000, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three months ended
                                                   DECEMBER 1,      December 3,
                                                      2000             1999
--------------------------------------------------------------------------------
Revenues                                          $  4,997,581     $  7,014,503
--------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                            4,216,397        4,687,903
    Selling, general, and administrative             1,007,219        1,855,827
    Research and development                           726,070          810,933
--------------------------------------------------------------------------------

Operating costs and expenses                         5,949,686        7,354,663
--------------------------------------------------------------------------------

Operating loss                                        (952,105)        (340,160)
    Interest expense                                   (13,242)         (24,888)
    Interest income                                     45,090          104,239
--------------------------------------------------------------------------------

Loss before income taxes                              (920,257)        (260,809)

Income tax (benefit)                                  (336,000)         (94,000)
--------------------------------------------------------------------------------

Net loss                                          $   (584,257)    $   (166,809)
================================================================================

Net loss per share:
    Basic                                         $       (.05)    $       (.02)
    Diluted                                       $       (.05)    $       (.02)
================================================================================

Shares used in per share calculation
    Basic                                           11,855,517       11,740,545
    Diluted                                         11,855,517       11,740,545
================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        DECEMBER 1,      September 1,
                                                           2000             2000
------------------------------------------------------------------------------------
ASSETS                                                  (UNAUDITED)

Current assets
    Cash and cash equivalents                          $  1,100,019     $  2,072,853
    Accounts receivable                                   3,681,676        4,110,827
    Inventories                                          10,012,173       10,106,776
    Deferred income taxes                                 1,959,000        1,858,000
    Other                                                    99,292           62,573
------------------------------------------------------------------------------------

         Total current assets                            16,852,160       18,211,029

Property and equipment, net                               4,040,901        4,207,183
Capitalized software costs, net                           1,134,139        1,209,139
Deferred income taxes                                       700,000          465,000
Other assets                                                 73,061           54,311
------------------------------------------------------------------------------------

                                                       $ 22,800,261     $ 24,146,662
====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                   $  1,987,061     $  2,781,470
    Accrued expenses                                      2,855,078        2,533,262
    Customer deposits                                     2,148,637        2,076,361
    Current maturities of long-term obligations             437,827          539,628
------------------------------------------------------------------------------------

          Total current liabilities                       7,428,603        7,930,721

Long-term obligations, less current maturities                   --           38,843
------------------------------------------------------------------------------------

          Total liabilities                               7,428,603        7,969,564
------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
    Common stock, $.01 par value; 20,000,000 shares
        authorized; 12,314,575 shares issued                123,146          123,146
    Additional paid-in capital                           20,033,623       20,324,568
    Deficit                                              (3,817,366)      (3,233,109)
    Less treasury stock, at cost                           (967,745)      (1,037,507)
------------------------------------------------------------------------------------

         Total shareholders' equity                      15,371,658       16,177,098
------------------------------------------------------------------------------------

                                                       $ 22,800,261     $ 24,146,662
====================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                 Common Stock           Additional       Retained              Treasury Stock
                                                 ------------             Paid-in        Earnings              --------------
                                             Shares         Amount        Capital        (Deficit)          Shares        Amount
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at September 3, 1999              12,314,575   $    123,146   $ 19,492,570    $     95,781         632,459    $   (931,728)

    Treasury stock reissued through
       stock options and 401(k) plan               --             --         65,797              --         (88,900)         82,548
    Value of stock
       option compensation                         --             --        269,000              --              --              --
    Net loss for the three months                  --             --             --        (166,809)             --              --
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 3, 1999               12,314,575   $    123,146   $ 19,827,367    $    (71,028)        543,559    $   (849,180)
===================================================================================================================================

Balance, at September 1, 2000              12,314,575   $    123,146   $ 20,324,568    $ (3,233,109)        481,471    $ (1,037,507)

    Treasury stock reissued through
       stock options and 401(k) plan               --             --        (20,039)             --         (32,374)         69,762
    Value of stock options granted for
      services                                     --             --         74,094              --              --              --
    Value of stock
       option compensation                         --             --       (345,000)             --              --              --
    Net loss for the three months                  --             --             --        (584,257)             --              --
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, AT DECEMBER 1, 2000               12,314,575   $    123,146   $ 20,033,623    $ (3,817,366)        449,097    $   (967,745)
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three months ended
                                                    DECEMBER 1,     December 3,
                                                       2000            1999
--------------------------------------------------------------------------------
CASH USED FOR OPERATING ACTIVITIES
    Net loss                                       $   (584,257)   $   (166,809)
    Adjustments to reconcile net loss to
           cash provided by operating activities
        Depreciation and amortization                   430,656         424,365
        Issuance of treasury stock for
            compensation expenses                        49,723          43,478
        Other non-cash expenses                          74,094              --
        Non-cash stock option compensation
            benefit                                    (484,000)        376,000
        Bad debt allowance                               25,000          20,000
        Inventory reserves                              250,000          25,000
        Deferred income taxes                          (336,000)        (12,000)
    Changes in assets and liabilities
            Accounts receivable                         404,151      (1,587,190)
            Inventories                                (155,397)       (728,505)
            Other assets                                (62,344)        235,445
            Accounts payable and accrued expenses      (333,593)        909,116
            Customer deposits                            72,276         127,384
--------------------------------------------------------------------------------

                                                       (649,691)       (333,716)
--------------------------------------------------------------------------------

CASH USED FOR INVESTMENT ACTIVITIES
    Property and equipment expenditures                 (82,499)       (353,618)
    Capitalized software additions                     (100,000)       (104,846)
--------------------------------------------------------------------------------

                                                       (182,499)       (458,464)
--------------------------------------------------------------------------------

CASH USED FOR FINANCING ACTIVITIES
    Repayment of long-term debt and capitalized
        lease obligation                               (140,644)       (155,602)
    Proceeds from stock options exercised                    --         104,867
--------------------------------------------------------------------------------

                                                       (140,644)        (50,735)
--------------------------------------------------------------------------------

Decrease in cash and cash equivalents                  (972,834)       (842,915)
Cash and cash equivalents, beginning of period        2,072,853       8,858,591
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period           $  1,100,019    $  8,015,676
================================================================================

Supplemental disclosure of cash flow information:
    Cash paid during the three months for:
          Interest                                 $     13,242    $     24,888
          Income taxes                             $         --    $     38,500
================================================================================

See accompanying notes to consolidated financial statements.

NOTE 1    SIGNIFICANT ACCOUNTING POLICIES

The  significant  accounting  policies  followed by the Company are set forth in
Note 1 to the Company's audited consolidated financial statements included in the annual report on Form 10-K for the year ended September 1, 2000.

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

FISCAL YEAR

The Company uses a fifty-two, fifty-three week year. The fiscal year ends on the Friday closest to August 31. Fiscal years 2001 and 2000 each contain fifty-two weeks.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2    ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

                                              DECEMBER 1,     September 1,
                                                 2000             2000
                                             -----------------------------
                                              (UNAUDITED)

     Accounts receivable - trade             $  3,070,187     $  3,474,717
     Recoverable income taxes                     659,000          659,000
     Other receivables                            142,488          142,688
                                             -----------------------------
                                                3,871,675        4,276,405

     Less allowance for
          doubtful accounts                      (189,999)        (165,578)
                                             -----------------------------
                                             $  3,681,676     $  4,110,827
                                             =============================

NOTE 3    INVENTORIES

Inventories are summarized as follows:

                                              DECEMBER 1,     September 1,
                                                 2000             2000
                                             -----------------------------
                                              (UNAUDITED)

     Raw material                           $  4,738,113       $  4,176,521
     Work-in-process                           5,826,456          5,539,578
     Finished goods                            2,529,098          3,835,171
                                            -------------------------------
                                              13,093,667         13,551,270

     Less inventory reserves                  (3,081,494)        (3,444,494)
                                             ------------------------------
                                            $ 10,012,173       $ 10,106,776
                                            ===============================

During the first quarter of fiscal 2001 inventory reserves were increased by charges to cost of sales of $250,000 and were reduced by inventory write-offs of $613,000. The Company's inventory reserve of approximately $3,081,000 at December 1, 2000, is to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should the Company's sales efforts not be successful.

NOTE 4    INCOME TAXES

For the three months ended December 1, 2000, income tax benefit of $336,000 was comprised of a deferred federal and state income tax benefit of $313,000 and $23,000, respectively. Net deferred tax assets increased $336,000 principally due to increases in net operating loss carryforwards and increases to inventory reserves in the first quarter. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of further taxable income during the carryforward period are reduced.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5    EARNINGS PER SHARE

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations. The calculation of earnings per share is subject to rounding differences.

                                                                        Three months ended
                                       --------------------------------------------------------------------------------
                                                     DECEMBER 1, 2000                         December 3, 1999
                                       --------------------------------------------------------------------------------
                                                                          PER                                     Per
                                        EARNINGS           SHARES        SHARE       Earnings        Shares      share
                                       (NUMERATOR)      (DENOMINATOR)    AMOUNT     (Numerator)  (Denominator)   amount
                                       --------------------------------------------------------------------------------
Net loss                               $  (584,257)                                  $ (166,809)
                                       --------------------------------------------------------------------------------
Basic earnings (loss) per share:
    Net loss available
        to common shareholders         $  (584,257)        11,855,517    $ (.05)     $ (166,809)    11,740,545   $(0.02)
                                       ================================================================================
Effect of dilutive potential
    common shares:
        Stock options                           --                 --                        --             --
                                       --------------------------------------------------------------------------------
Diluted earnings (loss) per share:
    Net loss available
        to common shareholders         $  (584,257)        11,855,517    $ (.05)     $ (166,809)    11,740,545   $(0.02)
                                       ================================================================================

Stock options which were excluded from the diluted net loss per share calculation due to their anti-dilutive effect are as follows:

                                                Three months ended
                                        ---------------------------------
                                          DECEMBER 1,        December 3,
                                              2000               1999
                                        ---------------------------------
Common stock options:
    Number of shares                        1,188,800             847,750
    Range of exercise prices            $. 75 TO 5.63       $ .75 to 1.63
                                        =================================

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

In this single operating segment the Company has three product lines. Revenues from customers in each of these product lines are as follows:

                                                    Three months ended
                                               ----------------------------
                                                DECEMBER 1,     December 3,
                                                   2000            1999
     ----------------------------------------------------------------------

     Product Line
         Direct Broadcast Satellite            $  4,099,500    $  6,210,248
         Telecom and Custom Products                756,718         675,548
         Service                                    141,363         128,707
     ----------------------------------------------------------------------

                                               $  4,997,581    $  7,014,503
     ======================================================================

For the three months ended December 1, 2000, revenues by geographical area were approximately: United States - $3,168,000; Latin America - $1,087,000; Europe - $686,000; all other - $57,000. For the three months ended December 3, 1999, revenues by geographical area were approximately: United States - $5,878,000; Mexico - $820,000; all other - $317,000. Revenues attributed to geographic areas are based on the location of the customer. All of the Company's long-lived assets are located in the United States.

For the three months ended December 1, 2000, two customers accounted for 20.2% and 13.1% of revenues, respectively. A third customer accounted for 12.0% of revenues for the three months ended December 1, 2000 and 27.1% of revenues for the three months ended December 3, 1999. Additionally, for the three months ended December 3, 1999, a separate customer accounted for 11.7% of revenues.

                      WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 1, 2000 contained in the Company's 2000 Annual Report on Form 10-K.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, future business or product development plans, research and development activities, capital spending, financing sources or capital structure, the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, material availability, new and existing well-capitalized competitors, and other uncertainties detailed in the Company's Form 10-K for the year ended September 1, 2000 and from time to time in the Company's periodic Securities and Exchange Commission filings.

The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries.

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 1, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 3, 1999

The operating results for the three month period ended December 1, 2000, were a net loss of $(584,000) or $(0.05) per basic and diluted share compared to a net loss of $(167,000) or $(0.02) per basic and diluted share for the three month period ended December 3, 1999.

REVENUES - The Company's revenues for the first quarter of fiscal 2001 decreased $2,017,000 or 28.8% to $4,998,000 from $7,015,000 for the same period in fiscal
2000.

Direct Broadcast Satellite (DBS) revenues decreased $2,111,000 or 34.0%, in the first quarter of fiscal 2001 to $4,099,000 from $6,210,000 for the same period in fiscal 2000. The decrease reflected the decline in order backlog which was adversely impacted by delayed purchasing decisions in the digital satellite transmission market, increased pricing competition, industry-wide new product introductions which resulted in an expanded range of choices available to customers, and delayed product introductions by the Company. Telecom and Custom Products Group revenues increased $81,000 or 12.0% to $757,000 in the first quarter of fiscal 2001 from $676,000 in the first quarter of fiscal 2000. The increase was mainly due to higher level shipments of cue and control equipment to provide local commercial insertion capabilities to cable television headend systems. For the three months ended December 1, 2000, two customers accounted for 20.2% and 13.1% of revenues, respectively. A third customer accounted for 12.0% of revenues for the three months ended December 1, 2000 and 27.1% of revenues for the three months ended December 3, 1999. Additionally, for the three months ended December 3, 1999, a separate customer accounted for 11.7% of revenues. The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI's backlog was approximately $16,100,000 at December 1, 2000, compared to $9,210,000 at September 1, 2000 and $12,500,000 at December 3, 1999.

GROSS PROFIT MARGINS - The Company's gross profit margin percentages were 15.6% for the three month period ended December 1, 2000 compared to 33.2% for the three month period ended December 3, 1999. Gross profit margin dollars decreased $1,545,000 for the three month period ended December 1, 2000 from the same period ended December 3, 1999. The decreases in margin dollars and percentages were mainly due to lower revenues during the periods which resulted in higher unit fixed overhead costs. Profit margins in the first quarter of fiscal 2001 included inventory reserve charges of $250,000 compared to $25,000 for the same period of fiscal 2000 .

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative (SG&A) expenses decreased $849,000 or 45.7% to $1,007,000 in the first quarter of fiscal 2001 from $1,856,000 in the first quarter of fiscal 2000. The decrease was primarily due to variable stock option accounting. The first quarter of fiscal 2001 included a variable stock option compensation benefit of $484,000 compared to an expense of $376,000 in the same period of fiscal 2000. Excluding this benefit and expense, SG&A increased $11,000, or less 1%, in the first three months of fiscal 2001 compared to the same period of fiscal 2000. Increases in SG&A expenses included increases in corporate professional fees principally associated with a national financial relations program, in-house sales commissions associated with an increase in bookings during the first quarter of fiscal 2001, and an increase in depreciation expense. Decreases in SG&A included lower outside sales commissions, consulting fees principally associated with a new management information system, and repair and maintenance expenses. As a percentage of revenues, selling, general and administrative expenses were 20.2% for the three month period ended December 1, 2000 compared to 26.5% for the same period ended December 3,1999.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $826,000 or 16.5% of revenues in the first quarter of fiscal 2001 compared to $916,000 or 13.1% of revenues for the same period of fiscal 2000. Capitalized software development costs amounted to $100,000 in the first quarter of fiscal 2001 compared to $105,000 in the first quarter of fiscal 2000. Research and development expenses, excluding capitalized software development costs, were $726,000 or 14.5% of revenues in the first quarter of fiscal 2001, and $811,000 or 11.6% of revenues in the same period of fiscal 2000. The decrease in expenses was primarily due to a decrease in engineering consulting expenses.

INTEREST EXPENSE - Interest expense decreased $12,000 to $13,000 in the first quarter of fiscal 2001 from $25,000 in the same period in fiscal 2000. The decrease was primarily due to a decrease in average outstanding debt balances.

INTEREST INCOME - Interest income was $45,000 for the three months ended December 1, 2000 compared to $104,000 for the same period ended December 3, 1999. The decrease was due to lower average cash equivalent balances for the period.

INCOME TAX EXPENSE - For the three months ended December 1, 2000, income tax benefit of $336,000 was comprised of a deferred federal and state income tax benefit of $313,000 and $23,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES
THREE MONTHS ENDED DECEMBER 1, 2000

During the first quarter of fiscal 2001, operating activities used $650,000 of cash. Net loss adjusted for non-cash expenses used $575,000 of cash, while changes in accounts receivable and customer deposit balances provided $476,000 of cash. Changes in accounts payable and accrued expenses, inventories, and other assets used $551,000 of cash. Cash used by investing activities for property and equipment expenditures and capitalized software additions was $182,000. Financing activities used cash of $141,000 for scheduled repayments of long-term obligations.

Subsequent to the first quarter, WCI's existing bank loan facility was amended and renewed for a three year period. The loan facility provides a maximum available credit limit of $10,000,000 with sublimits as defined and matures on June 21, 2003 or upon demand. Annual facility fees are $27,500 plus an additional .50% of $3,000,000 if borrowings, at any time, exceed $5,500,000. The loan facility consists of 1) a term loan and a revolving line of credit with a combined borrowing limit of $8,500,000, bearing interest at the bank's prime rate (9.50% at December 1, 2000) and 2) a real estate advance facility with a maximum borrowing limit of $1,500,000 bearing interest at a fixed rate of 225 basis points over the five year U.S. Treasury rate.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. The real estate advance portion of the loan facility provides for advances of up to 70% of the appraised value of certain real property. Advances for real property are payable in 35 equal principal payments with a balloon payment due at maturity. At December 1, 2000, previous outstanding balances on real property advances aggregated $388,000, and no balances were outstanding on the revolving line of credit or equipment term loan portions of the loan facility. Additionally, at December 1, 2000, approximately $3,926,000 was available to borrow under the advance formulas.

The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 1997, retain certain key employees, limit expenditures of Wegener Corporation to $600,000 per fiscal year, and is precluded from paying dividends. At September 1, 2000, the Company was in violation of the tangible net worth and Wegener Corporation annual spending limit covenants with respect to which the bank has granted a waiver. As a result of the convenant violations, the bank has the right to amend any terms of the loan facility. The Company believes that it will be necessary to borrow on the line of credit during fiscal year 2001 and that the existing facility will be sufficient to support fiscal 2001 operations. While no assurances may be given, the Company believes that it will continue to be able to obtain waivers prior to requiring any future borrowings on the line of credit. However, if the Company is unable to meet the minimum tangible net worth covenant or obtain a waiver, it may be required to obtain other debt or equity financing, and no assurance can be given that the Company would in such event be able to secure new financing.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at December 1, 2000 subject to variable interest rate fluctuations.

The Company's cash equivalents consist of a bank certificate of deposit. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

The Company does not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits: None

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 1, 2000.

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

                                        WEGENER CORPORATION
                                        ------------------------
                                        (Registrant)

Date:  January 16, 2001                 By: /s/ Robert A. Placek
                                            -------------------------
                                            Robert A. Placek
                                            President
                                            (Principal Executive Officer)

Date:  January 16, 2001                 By: /s/ C. Troy Woodbury, Jr.
                                            -------------------------
                                            C. Troy Woodbury, Jr.
                                            Treasurer and Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)