Form 10-Q
period 2001-03-02
WEGENER CORP
filed 2001-04-16
CIK 715073

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2001

                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

                              YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Common Stock, $.01 par value                              11,900,005 Shares
----------------------------                          --------------------------
           Class                                      Outstanding March 29, 2001

                      WEGENER CORPORATION AND SUBSIDIARIES
                  Form 10-Q For the Quarter Ended March 2, 2001

                                      INDEX
                                                                         Page(s)
                                                                         -------
PART I.   Financial Information

Item 1.   Consolidated Financial Statements

          Introduction ........................................................3

          Consolidated Statements of Operations
          (Unaudited) - Three and Six Months Ended
          March 2, 2001 and March 3, 2000 .....................................4

          Consolidated Balance Sheets - March 2,
          2001 (Unaudited) and September 1, 2000 ..............................5

          Consolidated Statements of Shareholders' Equity
          (Unaudited) - Six Months Ended March 2,
          2001 and March 3, 2000 ..............................................6

          Consolidated Statements of Cash Flows
          (Unaudited) - Six Months Ended March 2,
          2001 and March 3, 2000 ..............................................7

          Notes to Consolidated Financial
          Statements (Unaudited) ...........................................8-11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .............................12-15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........15

PART II.  Other Information

Item 1.   None
Item 2.   None
Item 3.   None
Item 4.   Submission of Matters to a Vote of Security Holders ................16
Item 5.   None
Item 6.   Exhibits and Reports on Form 8-K ...................................16

          Signatures .........................................................17

PART I. FINANCIAL INFORMATION                       Item 1. Financial Statements
-----------------------------                       ----------------------------

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of March 2, 2001; the consolidated statements of shareholders' equity as of March 2, 2001, and March 3, 2000; the consolidated statements of operations for the three and six months ended March 2, 2001, and March 3, 2000; and the consolidated statements of cash flows for the six months ended March 2, 2001, and March 3, 2000, have been prepared without audit. The consolidated balance sheet as of September 1, 2000, has been examined by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 2000, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three months ended                 Six months ended
                                              MARCH 2,         March 3,         MARCH 2,         March 3,
                                                2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------
Revenues                                    $  3,766,210     $  7,170,016     $  8,763,791     $ 14,184,519
-----------------------------------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                      3,297,310        4,609,663        7,513,707        9,297,566
    Selling, general, and administrative       1,567,148        4,177,854        2,574,367        6,033,681
    Research and development                     810,898          639,540        1,536,968        1,450,473
-----------------------------------------------------------------------------------------------------------

Operating costs and expenses                   5,675,356        9,427,057       11,625,042       16,781,720
-----------------------------------------------------------------------------------------------------------

Operating loss                                (1,909,146)      (2,257,041)      (2,861,251)      (2,597,201)
    Interest expense                             (10,620)         (23,044)         (23,862)         (47,932)
    Interest income                               10,525           93,701           55,615          197,940
-----------------------------------------------------------------------------------------------------------

Loss before income taxes                      (1,909,241)      (2,186,384)      (2,829,498)      (2,447,193)

Income tax (benefit)                            (683,000)        (785,000)      (1,019,000)        (879,000)
-----------------------------------------------------------------------------------------------------------

Net loss                                    $ (1,226,241)    $ (1,401,384)    $ (1,810,498)    $ (1,568,193)
===========================================================================================================

Net loss per share:
    Basic                                   $       (.10)    $       (.12)    $       (.15)    $       (.13)
    Diluted                                 $       (.10)    $       (.12)    $       (.15)    $       (.13)
===========================================================================================================

Shares used in per share calculation
    Basic                                     11,878,685       11,804,965       11,867,101       11,772,755
    Diluted                                   11,878,685       11,804,965       11,867,101       11,772,755
===========================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             MARCH 2,       September 1,
                                                               2001             2000
----------------------------------------------------------------------------------------
ASSETS                                                      (UNAUDITED)

Current assets
    Cash and cash equivalents                              $  1,027,474     $  2,072,853
    Accounts receivable                                       3,183,395        4,110,827
    Inventories                                              10,358,608       10,106,776
    Deferred income taxes                                     2,041,000        1,858,000
    Other                                                       128,315           62,573
----------------------------------------------------------------------------------------

         Total current assets                                16,738,792       18,211,029

Property and equipment, net                                   3,938,106        4,207,183
Capitalized software costs, net                               1,047,220        1,209,139
Deferred income taxes                                         1,301,000          465,000
Other assets                                                     66,184           54,311
----------------------------------------------------------------------------------------

                                                           $ 23,091,302     $ 24,146,662
========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                       $  2,035,417     $  2,781,470
    Accrued expenses                                          3,168,547        2,533,262
    Customer deposits                                         3,343,702        2,076,361
    Current maturities of long-term obligations                 284,399          539,628
----------------------------------------------------------------------------------------

          Total current liabilities                           8,832,065        7,930,721

Long-term obligations, less current maturities                       --           38,843
----------------------------------------------------------------------------------------

          Total liabilities                                   8,832,065        7,969,564
----------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
    Common stock, $.01 par value; 20,000,000 shares
        authorized; 12,314,575 shares issued                    123,146          123,146
    Additional paid-in capital                               20,003,280       20,324,568
    Deficit                                                  (5,043,607)      (3,233,109)
    Less treasury stock, at cost                               (823,582)      (1,037,507)
----------------------------------------------------------------------------------------

         Total shareholders' equity                          14,259,237       16,177,098
----------------------------------------------------------------------------------------

                                                           $ 23,091,302     $ 24,146,662
========================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                Common Stock             Additional      Retained              Treasury Stock
                                                ------------              Paid-in        Earnings              --------------
                                            Shares        Amount          Capital        (Deficit)          Shares        Amount
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at September 3, 1999             12,314,575   $    123,146    $ 19,492,570    $     95,781        (632,459)   $   (931,728)

    Treasury stock reissued through
       stock options and 401(k) plan              --             --         124,914              --         169,995         157,848
    Value of stock options granted for
        services                                  --             --          27,000              --              --              --
     Value of stock
         option compensation                      --             --       2,084,000              --              --              --
    Net loss for the six months                   --             --              --      (1,568,193)             --              --
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, AT MARCH 3, 2000                 12,314,575   $    123,146    $ 21,728,484    $ (1,472,412)       (462,464)   $   (773,880)
===================================================================================================================================

BALANCE, at September 1, 2000             12,314,575   $    123,146    $ 20,324,568    $ (3,233,109)        481,471    $ (1,037,507)

    Treasury stock reissued through
       stock options and 401(k) plan              --             --        (124,476)             --         (99,275)        213,925
    Value of stock options granted for
      services                                    --             --         148,188              --              --              --
    Value of stock
       option compensation                        --             --        (345,000)             --              --              --
    Net loss for the six months                   --             --              --      (1,810,498)             --              --
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, AT MARCH 2, 2001                 12,314,575   $    123,146    $ 20,003,280    $ (5,043,607)        382,196    $   (823,582)
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six months ended
                                                                 MARCH 2,         March 3,
                                                                   2001             2000
--------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
    Net loss                                                   $ (1,810,498)    $ (1,568,193)
    Adjustments to reconcile net loss to
           cash provided by (used for) operating activities         847,323          875,659
        Depreciation and amortization
        Issuance of treasury stock for
            compensation expenses                                    89,449           88,825
        Non-cash variable stock
            option compensation                                    (484,000)       2,918,000
        Other non-cash expenses                                     148,188           27,000
        Bad debt allowance                                           75,000           20,000
        Inventory reserves                                          425,000          100,000
        Deferred income taxes                                    (1,019,000)        (220,000)
    Changes in assets and liabilities
            Accounts receivable                                     852,432       (3,387,009)
            Inventories                                            (676,832)          36,584
            Other assets                                            (91,365)         173,534
            Accounts payable and accrued expenses                    28,232           99,883
            Customer deposits                                     1,267,341        1,356,511
--------------------------------------------------------------------------------------------

                                                                   (348,730)         520,794
--------------------------------------------------------------------------------------------

CASH USED BY INVESTMENT ACTIVITIES
    Property and equipment expenditures                            (227,505)        (530,752)
    Capitalized software additions                                 (175,072)        (389,412)
--------------------------------------------------------------------------------------------

                                                                   (402,577)        (920,164)
--------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
    Repayment of long-term debt and capitalized
        lease obligations                                          (294,072)        (305,665)
    Proceeds from stock options exercised                                --          193,937
--------------------------------------------------------------------------------------------

                                                                   (294,072)        (111,728)
--------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                            (1,045,379)        (511,098)
Cash and cash equivalents, beginning of period                    2,072,853        8,858,591
--------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                       $  1,027,474     $  8,347,493
============================================================================================

Supplemental disclosure of cash flow information:
    Cash paid during the six months for:
          Interest                                             $     23,862     $     47,932
          Income taxes                                                   --     $     38,500
============================================================================================

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

FISCAL YEAR

The Company uses a fifty-two, fifty-three week year. The fiscal year ends on the Friday closest to August 31. Fiscal year 2001 and 2000 each contain fifty-two weeks.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2    ACCOUNTS RECEIVABLE

          Accounts receivable are summarized as follows:

                                           MARCH 2,        September 1,
                                             2001             2000
                                         -----------------------------
                                         (UNAUDITED)

          Accounts receivable - trade    $  2,621,306     $  3,474,717
          Recoverable income taxes            659,000          659,000
          Other receivables                   143,088          142,688
                                         -----------------------------
                                            3,423,394        4,276,405



          Less allowance for
               doubtful accounts             (239,999)        (165,578)
                                         -----------------------------
                                         $  3,183,395     $  4,110,827
                                         =============================

NOTE 3    INVENTORIES

          Inventories are summarized as follows:

                                           MARCH 2,        September 1,
                                             2001             2000
                                         -----------------------------
                                         (UNAUDITED)

          Raw material                   $  3,385,645     $  4,176,521
          Work-in-process                   7,615,286        5,539,578
          Finished goods                    2,614,171        3,835,171
                                         -----------------------------
                                           13,615,102       13,551,270


          Less inventory reserves          (3,256,494)      (3,444,494)
                                         -----------------------------
                                         $ 10,358,608     $ 10,106,776
                                         =============================

During the first half of fiscal 2001 inventory reserves were increased by charges to cost of sales of $425,000 and were reduced by inventory write-offs of $613,000. The Company's inventory reserve of approximately $3,256,000 at March 2, 2001, is to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should the Company's sales efforts not be successful.

NOTE 4    INCOME TAXES

For the six months ended March 2, 2001, income tax benefit of $1,019,000 was comprised of a deferred federal and state income tax benefit of $962,000 and $57,000, respectively. Net deferred tax assets increased $1,019,000 principally due to an increase in net operating loss carryforwards and during the six-month period ended March 2, 2001. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the tax assets considered realizable, however, could be reduced in the near term if estimates of further taxable income during the carryforward period are reduced.

NOTE 5    EARNINGS PER SHARE

Due to the net loss for all periods, basic and diluted loss per share amounts are the same. The calculation of loss per share is subject to rounding differences.

Stock options excluded from the diluted net earnings per share calculation due to their anti-dilutive effect are as follows:

                                   Three months ended               Six months ended
                             -------------------------------------------------------------
                                 MARCH 2,        March 3,        MARCH 2,        March 3,
                                  2001            2000            2001            2000
                             -------------------------------------------------------------
    Common stock options:
        Number of shares        1,200,800       1,291,500       1,200,800       1,291,500
        Exercise price       $.63 TO $5.63   $.75 to $5.63   $.63 TO $5.63   $.75 to $5.63
                             =============================================================

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

In this single operating segment the Company has three distinct product lines. Revenues from customers in each of these product lines are as follows:

                                              Three months ended               Six months ended
                                        ------------------------------------------------------------
                                           MARCH 2,        March 3,        MARCH 2,        March 3,
                                             2001            2000            2001            2000
                                        ------------------------------------------------------------
     Product Line
         Direct Broadcast Satellite     $  3,043,456    $  6,452,106    $  7,142,955    $ 12,662,354
         Telecom and Custom Products         577,949         646,867       1,334,667       1,322,415
         Service                             144,805          71,043         286,169
                                        ------------------------------------------------------------
                                        $  3,766,210    $  7,170,016    $  8,763,791    $ 14,184,519
                                        ============================================================

Revenues by geographic areas are as follows:

                                Three months ended              Six months ended
                          ------------------------------------------------------------
                             MARCH 2,        March 3,        MARCH 2,        March 3,
                               2001            2000            2001            2000
                          ------------------------------------------------------------

     Geographic Area
         United States    $  3,373,048    $  5,625,399    $  6,541,079    $ 11,503,369
         Latin America          98,891       1,241,718       1,199,320       2,143,583
         Canada                 35,732          14,703          52,841          21,032
         Europe                156,152         285,456         842,234         352,526
         Other                 102,387           2,740         127,717         164,009
                          ------------------------------------------------------------
                          $  3,766,210    $  7,170,016    $  8,763,191    $ 14,184,519
                          ============================================================

All of the Company's long-lived assets are located in the United States.

Customers representing 10% or more of the respective period's revenues are as follows:

                              Three months ended             Six months ended
                            ----------------------------------------------------
                            MARCH 2,      March 3,        MARCH 2,      March 3,
                              2001          2000            2001          2000
                            ----------------------------------------------------
          Customer 1           (A)          18.5%            (A)          22.8%
          Customer 2          18.7%          (a)             (A)           (a)
          Customer 3          16.3%          (a)             (A)           (a)
          Customer 4          15.4%          (a)            14.1%          (a)
          Customer 5          12.8%          (a)             (A)           (a)
          Customer 6           (A)           (a)            11.5%          (a)


          (a)  Revenues for the period were less than 10% of total revenues.


NOTE 7    COMMITMENTS

During the second quarter of fiscal 2001, the Company entered into a manufacturing and purchasing agreement for certain finished goods inventories. The agreement is a firm commitment by the Company to purchase amounts ranging from approximately $2,565,000 to $3,287,000, depending on products purchased, over a twelve month period beginning in the third quarter of fiscal 2001.

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

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, future business or product development plans, research and development activities, capital spending, financing sources or capital structure, the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, governmental regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, availability of materials, new and existing well-capitalized competitors, and other uncertainties detailed in the Company's Form 10-K for the year ended September 1, 2000, and from time to time in the Company's periodic Securities and Exchange Commission filings.

The Company, through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary, designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries.

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 2, 2001 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 3, 2000

The operating results for the three and six month periods ended March 2, 2001 were a net loss of $(1,226,000) or $(.10) per share and a net loss of $(1,810,000) or $(.15) per share, respectively, compared to a net loss of $(1,401,000) or $(.12) per share and a net loss of $(1,568,000) or $(.13) per share, respectively, for the three and six month periods ended March 3, 2000.

REVENUES - The Company's revenues for the three months ended March 2, 2001 were $3,766,000, down 47.5% from revenues of $7,170,000 for the three months ended March 3, 2000. Revenues were $8,764,000 for the six months ended March 2, 2001, down 38.2% from revenues of $14,185,000 for the six months ended March 3, 2000.

Direct Broadcast Satellite (DBS) revenues decreased $3,409,000 or 52.8% in the second quarter of fiscal 2001 to $3,043,000 from $6,452,000 in the same period of fiscal 2000. The decrease reflected a decline in shippable order backlog for the three month period which was adversely impacted by delayed purchasing decisions in the digital satellite transmission market, increased pricing competition, industry-wide new product introductions which resulted in an expanded range of choices available to customers, and delayed product introductions by the Company. Telecom and Customer Products Group revenues decreased $69,000 or 10.6% in the second quarter of fiscal 2001 to $578,000 from $647,000 in the same period of fiscal 2000. The decrease was mainly due to lower levels of shipments of cue and control equipment to provide local commercial insertion capabilities to cable television headend systems. For the three months ended March 2, 2001, four customers each accounted for 10% or more of revenues. For the three months ended March 3, 2000, one customer accounted for approximately 18.5% of revenues.

For the six months ended March 2, 2001, DBS revenues decreased $5,519,000 or 43.6% to $7,143,000 from $12,662,000 for the six months ended March 3, 2000. The decrease reflected a decline in shippable order backlog for the six month period which was adversely impacted by delayed purchasing decisions in the digital satellite transmission market, increased pricing competition, industry-wide new product introductions which resulted in an expanded range of choices available to customers, and delayed product introductions by the Company. For the six months ended March 2, 2001, Telecom and Custom Product Group revenues increased $12,000 or 1.0% to $1,335,000 from $1,322,000 for the six months ended March 3, 2000. For the six months ended March 2, 2001, two customers accounted for 14.1% and 11.5% of revenue, respectively. For the six months ended March 3, 2000, one customer accounted for 22.8% of revenue. The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI's backlog was approximately $20,700,000 at March 2, 2001, compared to $9,210,000 at September 1, 2000, and $12,700,000 at March 3, 2000. Management
anticipates that while challenges remain for the second half of fiscal 2001, the visibility of the revenue stream for fiscal year 2002, along with the increased short-term backlog, is improving.

GROSS PROFIT MARGINS - The Company's gross profit margin percentages were 12.5% and 14.3% for the three and six month periods ended March 2, 2001, compared to 35.7% and 34.5% for the three and six month periods ended March 3, 2000. Gross profit margin dollars decreased $2,091,000 and $3,637,000 for the three and six month periods ended March 2, 2001, from the same periods ended March 3, 2000. The decreases in margin dollars and percentages for the three and six months ended March 2, 2001, were mainly due to lower revenues during the periods which resulted in higher unit fixed overhead costs. Profit margins in the three and six month periods of fiscal 2001 included inventory reserve charges of $175,000 and $425,000 compared to $75,000 and $100,000 for the same periods of fiscal 2000. Management anticipates that gross profit margins will improve during the second half of fiscal 2001 due to product mix and an expected increase in revenue.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative (SG&A) expenses decreased $2,611,000 or 62.5% to $1,567,000 for the three months ended March 2, 2001, from $4,178,000 for the three months ended March 3, 2000. For the six months ended March 2, 2001, SG&A expenses decreased $3,459,000 or 57.3% to $2,574,000 from $6,034,000 for the same period ended March 3, 2000. The three and six month decreases were primarily due to variable stock option accounting. For the three months ended March 2, 2001, no variable stock option compensation expense was incurred compared to an expense of $2,542,000 for the three months ended March 3, 2000. For the six months ended March 2, 2001, SG&A included a variable stock option benefit of $484,000 compared to an expense of $2,918,000 for the six months ended March 3, 2000. Excluding the effect of variable stock option compensation, SG&A decreased $69,000 or 4.2% and $57,000 or 1.8% in the three and six month periods ended March 2, 2001, compared to the same periods ending March 3, 2000. Decreases in SG&A expenses for the three and six month periods were mainly due to lower outside sales commissions which were offset by an increase in corporate professional fees principally associated with a national financial relations program. As a percentage of revenues, SG&A expenses were 41.6% and 29.4% for the three and six month periods ended March 2, 2001, compared to 58.3% and 42.5% for the same periods of fiscal 2000.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $886,000 or 23.5% of revenues and $1,712,000 or 19.5% of revenues for the three and six month periods ended March 2, 2001, compared to $924,000 or 12.9% of revenues and $1,840,000 or 13.0% of revenues for the same periods of fiscal 2000. Capitalized software development costs amounted to $75,000 and $175,000 for the second quarter and first six months of fiscal 2001 compared to $285,000 and $389,000 for the same periods of fiscal 2000. The decreases in capitalized software costs are due to decreased expenditures on COMPEL network control software and software associated with new digital video products. The decrease in expenditures for the three and six months ended March 2, 2001, was primarily due to a decrease in engineering consulting expenses. Research and development expenses, excluding capitalized software expenditures, were $811,000 or 21.5% of revenues and $1,537,000 or 17.5% of revenues for the three and six months ended March 2, 2001, compared to $640,000 or 8.9% of revenues and $1,450,000 or 10.2%
of revenues for the same periods of fiscal 2000. The expenditures for research and development for the second half of fiscal 2001 are expected to continue at a rate similar to that of the first half of fiscal 2001.

INTEREST EXPENSE - Interest expense decreased $12,000 to $11,000 for the three months ended March 2, 2001, from $23,000 for the three months ended March 3, 2000. For the six months ended March 2, 2001, interest expense decreased $24,000 to $24,000 from $48,000 for the same period ended March 3, 2000. The decreases for the three and six month periods in fiscal 2001 were primarily due to a decrease in the average outstanding balance of indebtedness.

INTEREST INCOME - Interest income was $11,000 and $56,000 for the three and six month periods ended March 2, 2001, compared to $94,000 and $198,000 for the same periods ended March 3, 2000. The decrease for the three and six months ended March 2, 2001, was mainly due to lower average cash equivalent balances for the periods.

INCOME TAX EXPENSES - For the six months ended March 2, 2001, income tax benefit of $1,019,000 was comprised of a deferred federal and state tax benefit of $962,000 and $57,000, respectively. Net deferred tax assets increased $1,019,000 in the first six months of fiscal 2001. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the tax assets considered realizable, however, could be reduced in the near term if estimates of further taxable income during the carryforward period are reduced.

LIQUIDITY AND CAPITAL RESOURCES
SIX MONTHS ENDED MARCH 2, 2001

During the first six months of fiscal 2001, operating activities used $349,000 of cash. Net loss adjusted for non-cash expenses used $1,729,000 of cash, while changes in accounts receivable, customer deposits, accounts payable and accrued expenses provided $2,148,000 of cash. Changes in inventories and other assets used $768,000 of cash. Cash used by investing activities for property and equipment expenditures and capitalized software additions was $403,000. Financing activities used cash of $294,000 for scheduled repayments of long-term obligations.

During the second quarter, WCI's existing bank loan facility was amended and renewed for a three-year period. The loan facility provides a maximum available credit limit of $10,000,000 with sublimits as defined and matures on June 21, 2003, or upon demand. Annual facility fees are $27,500 plus an additional .50% of $3,000,000 if borrowings, at any time, exceed $5,500,000. The loan facility consists of 1) a term loan and a revolving line of credit with a combined borrowing limit of $8,500,000, bearing interest at the bank's prime rate (8.5% at March 2, 2001) and 2) a real estate advance facility with a maximum borrowing limit of $1,500,000 bearing interest at a fixed rate of 225 basis points over the five year U.S. Treasury rate.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. The real estate advance portion of the loan facility provides for advances of up to 70% of the appraised value of certain real property. Advances for real property are payable in 35 equal principal payments with a balloon payment due at maturity. At March 2, 2001, previous outstanding balances on real property advances aggregated $272,000, and no balances were outstanding on the revolving line of credit or equipment term loan portions of the loan facility. Additionally, at March 2, 2001, approximately $2,126,000 was available to borrow under the advance formulas.

The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 1997, retain certain key employees, limit expenditures of Wegener Corporation to $600,000 per fiscal year, and is precluded from paying dividends. At September 1, 2000, the Company was in violation of the tangible net worth and Wegener Corporation annual spending limit covenants with respect to which the bank granted a waiver. As a result of the covenant violations, the bank has the right to amend any terms of the loan facility. The Company believes that it will be necessary to borrow on the line of credit during fiscal year 2001 and that the existing facility will be sufficient to support fiscal 2001 operations. While no assurances may be given, The Company believes that it will continue to be able to obtain waivers prior to requiring any future borrowing on the line of credit. However, if the Company is unable to meet the minimum tangible net worth covenant or obtain a waiver, it may be required to obtain other debt or equity financing, and no assurance can be given that the Company would in such event be able to secure new financing.

During the second quarter of fiscal 2001, the Company entered into a manufacturing and purchasing agreement for certain finished goods inventories. The agreement is a firm commitment by the Company to purchase amounts ranging from approximately $2,565,000 to $3,287,000, depending on products purchased, over a twelve month period beginning in the third quarter of fiscal 2001.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at March 2, 2001, subject to variable interest rate fluctuations.

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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------


          On January 23, 2001, the Annual Meeting of Shareholders was held and the following matters were voted upon:

          (1.) The shareholders approved the election of the following nominees to the Board of Directors:

               (A.) Class II Directors

                         Thomas G. Elliot
                              11,022,292 votes FOR
                              328,724 votes WITHHELD

                         James H. Morgan, Jr.
                              11,021,657 votes FOR
                              329,359 votes WITHHELD


                    The terms of office of Robert A. Placek, C. Troy Woodbury, Jr., Joe K. Parks, and Keith N. Smith continued subsequent to the Annual Meeting.


          (2.) The appointment of BDO Seidman, LLP as auditors for the Company for the fiscal year 2001 was approved with 11,133,943 votes FOR, 175,178 votes AGAINST, and 41,895 votes ABSTAINING.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a.) Exhibits: 4.1 Loan and Security Agreement - Third Amendment dated
               December 11, 2000, by and between Wegener Communications, Inc, and LaSalle National Bank respecting $10,000,000 combined revolving credit note and term note.

          (b.) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 2, 2001.

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

                                        WEGENER CORPORATION
                                        -------------------
                                            (Registrant)


Date:  April 16, 2001                   By: /s/ Robert A. Placek
                                            ------------------------------------
                                                Robert A. Placek
                                                President
                                                (Principal Executive Officer)



Date:  April 16, 2001                   By: /s/ C. Troy Woodbury, Jr.
                                            ------------------------------------
                                                C. Troy Woodbury, Jr.
                                                Treasurer and Chief
                                                Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)