Form 10-Q
period 2001-06-01
WEGENER CORP
filed 2001-07-13
CIK 715073

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended June 1, 2001

                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

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

                            YES [X]           NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Common Stock, $.01 par value                              12,044,987  Shares
----------------------------                           -------------------------
           Class                                       Outstanding, July 9, 2001

                      WEGENER CORPORATION AND SUBSIDIARIES
                  Form 10-Q For the Quarter Ended June 1, 2001


                                      INDEX
                                                                         Page(s)
                                                                         -------

PART I.   Financial Information

Item 1.   Consolidated Financial Statements

          Introduction ........................................................3

          Consolidated Statements of Operations
          (Unaudited) - Three and Nine Months Ended
          June 1, 2001, and June 2, 2000 ......................................4

          Consolidated Balance Sheets - June 1,
          2001, (Unaudited) and September 1, 2000 .............................5

          Consolidated Statements of Shareholders' Equity
          (Unaudited) - Nine Months Ended June 1,
          2001, and June 2, 2000 ..............................................6

          Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended June 1,
          2001, and June 2, 2000...............................................7

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


PART II.  Other Information

Item 1.   None
Item 2.   None
Item 3.   None
Item 4.   None
Item 5.   None
Item 6.   Exhibits and Reports on Form 8-K ...................................17

          Signatures .........................................................18

PART I. FINANCIAL INFORMATION                       Item 1. Financial Statements
-----------------------------                       ----------------------------

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of June 1, 2001; the consolidated statements of shareholders' equity as of June 1, 2001, and June 2, 2000; the consolidated statements of operations for the three and nine months ended June 1, 2001, and June 2, 2000; and the consolidated statements of cash flows for the nine months ended June 1, 2001, and June 2, 2000; have been prepared without audit. The consolidated balance sheet as of September 1, 2000, has been examined by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended September 1, 2000, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three months ended                Nine months ended
                                               JUNE 1,          June 2,          JUNE 1,          June 2,
                                                2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------
Revenues                                    $  5,364,599     $  4,585,371     $ 14,128,390     $ 18,769,890
-----------------------------------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                      3,983,713        4,380,015       11,497,420       13,677,581
    Selling, general, and administrative       1,358,731         (218,840)       3,933,098        5,814,841
    Research and development                     687,543          844,330        2,224,511        2,294,803
-----------------------------------------------------------------------------------------------------------

Operating costs and expenses                   6,029,987        5,005,505       17,655,029       21,787,225
-----------------------------------------------------------------------------------------------------------

Operating loss                                  (665,388)        (420,134)      (3,526,639)      (3,017,335)
    Interest expense                             (16,792)         (21,357)         (40,654)         (69,289)
    Interest income                                3,343          108,159           58,958          306,099
-----------------------------------------------------------------------------------------------------------

Loss before income taxes                        (678,837)        (333,332)      (3,508,335)      (2,780,525)

Income tax (benefit)                            (243,000)        (142,000)      (1,262,000)      (1,021,000)
-----------------------------------------------------------------------------------------------------------

Net loss                                    $   (435,837)    $   (191,332)    $ (2,246,335)    $ (1,759,525)
===========================================================================================================

Net loss per share
    Basic                                   $      (0.04)    $      (0.02)    $      (0.19)    $      (0.15)
    Diluted                                 $      (0.04)    $      (0.02)    $      (0.19)    $      (0.15)
===========================================================================================================

Shares used in per share
  calculation
    Basic                                     11,943,294       11,836,065       11,892,499       11,793,858
    Diluted                                   11,943,294       11,836,065       11,892,499       11,793,858
===========================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          JUNE 1,       September 1,
                                                           2001             2000
------------------------------------------------------------------------------------
ASSETS                                                  (UNAUDITED)

Current assets
    Cash and cash equivalents                          $    590,448     $  2,072,853
    Accounts receivable                                   3,927,011        4,110,827
    Inventories                                           9,311,762       10,106,776
    Deferred income taxes                                 1,881,000        1,858,000
    Other                                                   166,148           62,573
------------------------------------------------------------------------------------

         Total current assets                            15,876,369       18,211,029

Property and equipment, net                               3,882,915        4,207,183
Capitalized software costs, net                             974,577        1,209,139
Deferred income taxes                                     1,704,000          465,000
Other assets                                                 51,689           54,311
------------------------------------------------------------------------------------

                                                       $ 22,489,550     $ 24,146,662
------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                   $  1,816,683     $  2,781,470
    Accrued expenses                                      3,450,696        2,533,262
    Customer deposits                                     3,100,684        2,076,361
    Current maturities of long-term obligations             172,943          539,628
------------------------------------------------------------------------------------

          Total current liabilities                       8,541,006        7,930,721

Long-term obligations, less current maturities                   --           38,843
------------------------------------------------------------------------------------

          Total liabilities                               8,541,006        7,969,564
------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
    Common stock, $.01 par value; 20,000,000 shares
        authorized; 12,314,575 shares issued                123,146          123,146
    Additional paid-in capital                           19,993,682       20,324,568
    Deficit                                              (5,479,444)      (3,233,109)
    Less treasury stock, at cost                           (688,840)      (1,037,507)
------------------------------------------------------------------------------------

         Total shareholders' equity                      13,948,544       16,177,098
------------------------------------------------------------------------------------

                                                       $ 22,489,550     $ 24,146,662
------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                 Common Stock           Additional                            Treasury Stock
                                                 ------------            Paid-in                              --------------
                                            Shares         Amount        Capital         Deficit          Shares          Amount
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at September 3, 1999              12,314,575   $    123,146   $ 19,492,570    $     95,781         632,459    $   (931,728)

    Treasury stock reissued through
       stock options and 401(k) plan               --             --        193,554              --        (228,167)        211,863
    Treasury stock repurchased                     --             --             --              --          99,000        (398,470)
    Value of stock options granted for
       services                                    --             --        101,094              --              --              --
    Value of stock
       option compensation                         --             --        449,000              --              --              --
    Net loss for the nine months                   --             --             --      (1,759,525)             --              --
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, at June 2, 2000                   12,314,575   $    123,146   $ 20,236,218    $ (1,663,744)        503,292    $ (1,118,335)
===================================================================================================================================

BALANCE, at September 1, 2000              12,314,575   $    123,146   $ 20,324,568    $ (3,233,109)        481,471    $ (1,037,507)

    Treasury stock reissued through
       stock options and 401(k) plan               --             --       (210,368)             --        (161,804)        348,667
    Value of stock options granted for
       services                                    --             --        222,282              --              --              --
    Value of stock
       option compensation                         --             --       (342,800)             --              --              --
    Net loss for the nine months                   --             --             --      (2,246,335)             --              --
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, AT JUNE 1, 2001                   12,314,575   $    123,146   $ 19,993,682    $ (5,479,444)        319,667    $   (688,840)
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine months ended
                                                            JUNE 1,          June 2,
                                                             2001             2000
-------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
    Net loss                                            $ (2,246,335)    $ (1,759,525)
    Adjustments to reconcile net loss to
         cash provided by (used for) operating
         activities
      Depreciation and amortization                        1,293,003        1,287,370
      Issuance of treasury stock for
         compensation expenses                               138,299          142,384
      Non-cash variable stock
        option compensation                                 (480,800)         629,000
      Other non-cash expenses                                222,282          101,094
      Bad debt allowance                                      95,000           45,000
      Warranty reserves                                           --           50,000
      Inventory reserves                                     575,000          600,000
      Deferred income taxes                               (1,262,000)        (407,000)
      Changes in assets and liabilities
         Accounts receivable                                  88,816       (1,659,982)
         Inventories                                         220,014       (2,415,683)
         Other assets                                       (127,984)         102,437
         Accounts payable and accrued expenses                90,647        2,624,549
         Customer deposits                                 1,024,323        1,128,001
-------------------------------------------------------------------------------------

                                                            (369,735)         467,645
-------------------------------------------------------------------------------------

CASH USED BY INVESTMENT ACTIVITIES
    Property and equipment expenditures                     (431,277)        (872,075)
    Capitalized software additions                          (275,865)        (541,060)
-------------------------------------------------------------------------------------

                                                            (707,142)      (1,413,135)
-------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
    Purchase of treasury stock                                    --         (398,470)
    Repayment of long-term debt and capitalized
        lease obligations                                   (423,642)        (463,173)
    Proceeds from long-term debt                              18,114               --
    Proceeds from stock options exercised                         --          263,033
-------------------------------------------------------------------------------------

                                                            (405,528)        (598,610)
-------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                     (1,482,405)      (1,544,100)
Cash and cash equivalents, beginning of period             2,072,853        8,858,591
-------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                $    590,448     $  7,314,491
=====================================================================================

Supplemental disclosure of cash flow information:
    Cash paid (refunded) during the nine months for:
       Interest                                         $     40,654     $     69,289
       Income taxes                                     $   (106,536)    $     38,500
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

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2    ACCOUNTS RECEIVABLE

          Accounts receivable are summarized as follows:

                                            JUNE 1,        September 1,
                                             2001              2000
                                         -----------------------------
                                          (UNAUDITED)

          Accounts receivable - trade    $  3,491,295     $  3,474,717
          Recoverable income taxes            552,464          659,000
          Other receivables                   143,988          142,688
                                         -----------------------------
                                            4,187,747        4,276,405

          Less allowance for
               doubtful accounts             (260,736)        (165,578)
                                         -----------------------------

                                         $  3,927,011     $  4,110,827
                                         =============================



NOTE 3    INVENTORIES

          Inventories are summarized as follows:

                                            JUNE 1,       September 1,
                                             2001             2000
                                         -----------------------------
                                          (UNAUDITED)

          Raw material                   $  3,068,244     $  4,176,521
          Work-in-process                   7,583,891        5,539,578
          Finished goods                    2,066,121        3,835,171
                                         -----------------------------
                                           12,718,256       13,551,270

          Less inventory reserves          (3,406,494)      (3,444,494)
                                         -----------------------------

                                         $  9,311,762     $ 10,106,776
                                         =============================

During the first nine months of fiscal 2001 inventory reserves were increased by charges to cost of sales of $575,000 and were reduced by inventory write-offs of $613,000. The Company's inventory reserve of approximately $3,406,000 at June 1, 2001, is to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is not saleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that is reasonably possible should the Company's sales efforts not be successful.

NOTE 4    INCOME TAXES

For the nine months ended June 1, 2001, the income tax benefit of $1,262,000 was comprised of a deferred federal and state income tax benefit of $1,192,000 and $70,000, respectively. Net deferred tax assets increased $1,262,000 principally due to an increase in net operating loss carryforwards during the nine-month period ended June 1, 2001. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 5    EARNINGS PER SHARE

Due to the net loss for all periods, basic and diluted loss per share amounts are the same. The calculation of loss per share is subject to rounding differences.

Stock options excluded from the diluted earnings (loss) per share calculation due to their anti-dilutive effect are as follows:

                                                Three months ended                Nine months ended
                                          -----------------------------------------------------------------
                                             JUNE 1,          June 2,          JUNE 1,           June 2,
                                              2001             2000             2001              2000
                                          -----------------------------------------------------------------
          Common stock options:
              Number of shares              1,200,800        1,268,500        1,200,800         1,268,500
              Range of exercise prices    $.63 TO $5.63     $.75 to 5.63     $.63 TO $5.63     $.75 to 5.63
                                          -----------------------------------------------------------------

NOTE 6    SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

In accordance with Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company operates within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment the Company has three sources of revenues, as follows:

                                                  Three months ended              Nine months ended
                                             ------------------------------------------------------------
                                                JUNE 1,         June 2,         JUNE 1,         June 2,
                                                 2001            2000            2001            2000
                                             ------------------------------------------------------------

          Product Line
              Direct Broadcast Satellite     $  4,923,762    $  3,619,556    $ 12,066,716    $ 16,281,911
              Telecom and Custom Products         314,919         846,086       1,649,586       2,168,501
              Service                             125,918         119,729         412,088         319,478
                                             ------------------------------------------------------------

                                             $  5,364,599    $  4,585,371    $ 14,128,390    $ 18,769,890
                                             ------------------------------------------------------------

Revenues by geographic areas are as follows:

                                                  Three months ended              Nine months ended
                                             ------------------------------------------------------------
                                                JUNE 1,         June 2,         JUNE 1,         June 2,
                                                 2001            2000            2001            2000
                                             ------------------------------------------------------------
          Geographic Area
              United States                  $  5,053,165    $  4,383,880    $ 11,594,244    $ 15,887,249
              Latin America                       102,011          27,318       1,193,058       1,956,406
              Canada                               13,949           7,844          66,790          28,876
              Europe                              158,556         151,839       1,000,790         504,365
              Other                                36,918          14,490         273,508         392,994
                                             ------------------------------------------------------------

                                             $  5,364,599    $  4,585,371    $ 14,128,390    $ 18,769,890
                                             ------------------------------------------------------------

All of the Company's long-lived assets are located in the United States.

     Customers representing 10% or more of the respective periods' revenues are as follows:

                           Three months ended              Nine months ended
                          ------------------------------------------------------
                          JUNE 1,         June 2,        JUNE 1,         June 2,
                           2001            2000           2001            2000
                          ------------------------------------------------------

          Customer 1       40.2%            (a)           19.6%            (a)
          Customer 2        (A)             (a)            (A)            19.4%
          Customer 3        (A)            14.4%          10.8%            (a)
          Customer 4       17.6%            (a)            (A)             (a)
          Customer 5        (A)            15.3%           (A)             (a)

          (a) Revenues for the period were less than 10% of total revenues.

NOTE 7    COMMITMENTS

During the second quarter of fiscal 2001, the Company entered into a manufacturing and purchasing agreement for certain finished goods inventories. The agreement is a firm commitment by the Company to purchase, over a twelve-month period, amounts ranging from approximately $2,565,000 to $3,287,000 depending on actual products purchased. Pursuant to the agreement, at June 1, 2001, the Company had outstanding purchase commitments of $1,175,000. Subsequent to June 1, 2001, the Company committed to an additional $608,000 of inventory purchases. In addition, the Company entered into a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. As of June 1, 2001, the Company had issued firm purchase commitments of approximately $981,000 deliverable over the next four months. Subsequent to June 1, 2001, the Company committed to an additional $973,000 of inventory purchases deliverable during the first quarter of fiscal 2002. Pursuant to the above agreements, at June 1, 2001, the Company had outstanding letters of credit in the amount of $2,156,000. Subsequent to June 1, 2001, the Company issued additional letters of credit in the amount of $1,580,000.

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


RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 1, 2001 COMPARED TO THREE AND NINE MONTHS ENDED JUNE 2, 2000

The operating results for the three and nine month periods ended June 1, 2001 were a net loss of $(436,000) or $(0.04) per share and a net loss of $(2,246,000) or $(0.19) per share, respectively, compared to a net loss of $(191,000) or $(0.02) per share and a net loss of $(1,760,000) or $(0.15) per share, respectively, for the three and nine month periods ended June 2, 2000.

Excluding the effects of variable stock option compensation, operating results for the three and nine month periods ended June 1, 2001, were a net loss of $(434,000) or $(0.04) per share and a net loss of $(2,554,000) or $(0.21) per share, respectively, compared to a net loss of $(1,643,000) or $(0.14) per share and a net loss of $(1,357,000) or $(0.12) per share, respectively, for the three and nine month periods ended June 2, 2000.

REVENUES - The Company's revenues for the three months ended June 1, 2001 were $5,365,000, up 17.0% from revenues of $4,585,000 for the three months ended June 2, 2000. Revenues were $14,128,000 for the nine months ended June 1, 2001, down 24.7% from revenues of $18,770,000 for the nine months ended June 2, 2000.

Direct Broadcast Satellite (DBS) revenues increased $1,304,000 or 36.0% in the third quarter of fiscal 2001 to $4,924,000 from $3,620,000 in the same period of fiscal 2000. The increase was mainly due to increased shipments of digital video products to one customer representing initial shipments of receivers and network control equipment for conversion of their broadcast television network and add-on shipments of receivers for their cable television network. Telecom and Custom Products Group revenues decreased $531,000 or 62.8% in the third quarter of fiscal 2001 to $315,000 from $846,000 in the same period of fiscal 2000. The decrease was mainly due to lower levels of shipments of cable television headend products to distributors as a result of a slowdown in purchases by the major cable television operators. For the three months ended June 1, 2001, two customers accounted for 40.2% and 17.6% of revenues, respectively. For the three months ended June 2, 2000, two other customers accounted for 14.4% and 15.3% of revenues, respectively.

For the nine months ended June 1, 2001, DBS revenues decreased $4,215,000 or 25.9% to $12,067,000 from $16,282,000 for the nine months ended June 2, 2000.
The decrease reflected a decline in shippable order backlog for the nine month period which was adversely impacted by delayed purchasing decisions in the digital satellite transmission market, increased pricing competition, industry-wide new product introductions which resulted in an expanded range of choices available to customers, and delayed product introductions by the Company. For the nine months ended June 1, 2001, Telecom and Custom Products Group revenues decreased $519,000 or 23.9% to $1,650,000 from $2,169,000 for the nine months ended June 2, 2000. For the nine months ended June 1, 2001, two customers accounted for 19.6% and 10.8% of revenues, respectively. For the nine months ended June 2, 2000, one customer accounted for 19.4% of revenues. The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI's backlog was approximately $21,300,000 at June 1, 2001, compared to $9,210,000 at September 1, 2000, and
$11,400,000 at June 2, 2000. Management foresees both increased revenues and improved operating results for the fourth quarter of fiscal year 2001. With the increase in the backlog going into fiscal 2002, management believes that revenues for fiscal 2002 should increase over revenues for fiscal 2001.

GROSS PROFIT MARGINS - The Company's gross profit margin percentages were 25.7% and 18.6% for the three and nine month periods ended June 1, 2001, compared to 4.5% and 27.1% for the three and nine month periods ended June 2, 2000. Gross profit margin dollars increased $1,176,000 for the three month period ended June 1, 2001, and decreased $2,461,000 for the nine month period ended June 1, 2001, from the same periods ended June 2, 2000. The increase in margin dollars and percentages for the three months ended June 1, 2001, was mainly due to higher revenues during the period, lower unit fixed overhead costs, product mix, and a lower charge to inventory reserves. The decreases in margin dollars and percentages for the nine months ended June 1, 2001, were mainly due to lower revenues during the period which resulted in higher unit fixed overhead costs. Profit margins in the three and nine month periods of fiscal 2001 included inventory reserve charges of $150,000 and $575,000 compared to $500,000 and $600,000 for the same periods of fiscal 2000. Management anticipates that gross profit margins will improve during the fourth quarter of fiscal 2001 due to product mix and an expected increase in revenues.

SELLING, GENERAL AND ADMINISTRATIVE - For the three months ended June 1, 2001, selling, general and administrative (SG&A) expenses increased $1,578,00 to $1,359,000 from a benefit of $(219,000) for the same period ended June 2, 2000. For the nine months ended June 1, 2001, SG&A expenses decreased $1,882,000 or 32.4% to $3,933,000 from $5,815,000 for the same period ended June 2, 2000. The three month increase and nine month decrease were primarily due to variable stock option accounting and lower SG&A operating costs. For the three months ended June 1, 2001, variable stock option compensation expense was $3,000 compared to a benefit of $2,289,000 for the three months ended June 2, 2000. For the nine months ended June 1, 2001, SG&A included a variable stock option benefit of $481,000 compared to an expense of $629,000 for the nine months ended June 2, 2000.

Excluding the effect of variable stock option compensation, SG&A decreased $715,000 or 34.5% to $1,355,000 from $2,070,000 and $772,000 or 14.9% to
$4,414,000 from $5,186,000 in the three and nine month periods ended June 1, 2001, compared to the same periods ending June 2, 2000. Decreases in SG&A expenses for the three months ended June 1, 2001, reflected cost reduction efforts which resulted in lower personnel, travel, marketing, and facility expenses. Other decreases included lower software implementation costs, provisions for multi-state sale and use taxes, and a benefit of a settlement from a software vendor related to installation of the Company's new management information and accounting system. For the nine months ended June 1, 2001, additional decreases included lower outside sales agent commissions which were offset by increased investor relations expenses. As a percentage of revenues, SG&A expenses, excluding variable stock option compensation, were 25.3% and 31.2% for the three and nine month periods ended June 1, 2001, compared to 45.1% and 27.6% for the same periods of fiscal 2000.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $788,000 and $2,500,000 for the three and nine month periods ended June 1, 2001, compared to $996,000 and $2,836,000 for the same periods of fiscal 2000. Capitalized software development costs amounted to $101,000 and $276,000 for the third quarter and first nine months of fiscal 2001 compared to $152,000 and $541,000 for the same periods of fiscal 2000. The decrease in capitalized software costs are due to decreased expenditures on COMPEL network control software and software associated with new digital video products. The decrease in expenditures for the three and nine months ended June 1, 2001, was primarily due to a decrease in engineering consulting expenses and proto-type expenses. Research and development expenses, excluding capitalized software expenditures, were $688,000 or 12.8% of revenues and $2,225,000 or 15.7% of revenues for the three and nine months ended June 1, 2001, compared to $844,000 or 18.4% of revenues and $2,295,000 or 12.2% of revenues for the same periods of fiscal 2000. The expenditures for research and development for the fourth quarter of fiscal 2001 are expected to continue at a rate similar to that of the previous quarters of fiscal 2001.

INTEREST EXPENSE - Interest expense decreased $4,000 to $17,000 for the three months ended June 1, 2001, from $21,000 for the three months ended June 2, 2000. For the nine months ended June 1, 2001, interest expense decreased $28,000 to $41,000 from $69,000 for the same period ended June 2, 2000. The decreases for the three and nine month periods in fiscal 2001 were primarily due to a decrease in the average outstanding balance of indebtedness.

INTEREST INCOME - Interest income was $3,000 and $59,000 for the three and nine months ended June 1, 2001, compared to $108,000 and $306,000 for the same periods ended June 2, 2000. The decrease for the three and nine months ended June 1, 2001, was mainly due to lower average cash equivalent balances for the periods.

INCOME TAX EXPENSES - For the nine months ended June 1, 2001, income tax benefit of $1,262,000 was comprised of a deferred federal and state tax benefit of $1,192,000 and $70,000, respectively. Net deferred tax assets increased $1,262,000 in the first nine months of fiscal 2001. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

LIQUIDITY AND CAPITAL RESOURCES
NINE MONTHS ENDED JUNE 1, 2001

During the first nine months of fiscal 2001, operating activities used $370,000 of cash. Net losses adjusted for non-cash expenses used $1,666,000 of cash, while changes in accounts receivable, inventories, customer deposits, accounts payable, and accrued expenses provided $1,424,000 of cash. Changes in other assets, used $128,000 of cash. Cash used by investing activities for property and equipment expenditures and capitalized software additions was $707,000. Financing activities used cash of $424,000 for scheduled repayments of long-term obligations and provided $18,000 of cash from borrowings.

During the second quarter, WCI's existing bank loan facility was amended and renewed for a three-year period. The loan facility provides a maximum available credit limit of $10,000,000 with sublimits as defined and matures on June 21, 2003, or upon demand. Annual facility fees are $27,500 plus an additional .50% of $3,000,000 if borrowings, at any time, exceed $5,500,000. The loan facility consists of 1) a term loan and a revolving line of credit with a combined borrowing limit of $8,500,000, bearing interest at the bank's prime rate (7.0% at June 1, 2001) and 2) a real estate advance facility with a maximum borrowing limit of $1,500,000 bearing interest at a fixed rate of 225 basis points over the five year U.S. Treasury rate.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. The real estate advance portion of the loan facility provides for advances of up to 70% of the appraised value of certain real property. Advances for real property are payable in 35 equal principal payments with a balloon payment due at maturity. At June 1, 2001, previous outstanding balances on real property advances aggregated $155,000, and no balances were outstanding on the revolving line of credit or equipment term loan portions of the loan facility. Additionally, at June 1, 2001, approximately $1,823,000 was available to borrow under the advance formulas.

The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 1997, retain certain key employees, limit expenditures of Wegener Corporation to $600,000 per fiscal year, and is precluded from paying dividends. At September 1, 2000, the Company was in violation of the tangible net worth and Wegener Corporation annual spending limit covenants with respect to which the bank granted a waiver. As a result of the covenant violations, the bank has the right to amend any terms of the loan facility and may accelerate maturity. The Company believes that it will be necessary to borrow on the line of credit during fiscal year
2001 and that the existing facility will be sufficient to support fiscal 2001 operations. While no assurances may be given, the Company believes that it will continue to be able to obtain waivers prior to requiring any future borrowing on the line of credit. However, if the Company is unable to meet the minimum tangible net worth covenant or obtain a waiver, it may be required to obtain other debt or equity financing, and no assurance can be given that the Company would in such event be able to secure new financing.

During the second quarter of fiscal 2001, the Company entered into a manufacturing and purchasing agreement for certain finished goods inventories. The agreement is a firm commitment by the Company to purchase, over a twelve-month period, amounts ranging from approximately $2,565,000 to $3,287,000 depending on actual products purchased. Pursuant to the agreement, at June 1, 2001, the Company had outstanding purchase commitments of $1,175,000. Subsequent to June 1, 2001, the

Company committed to an additional $608,000 of inventory purchases. In addition, the Company entered into a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. As of June 1, 2001, the Company had issued firm purchase commitments of approximately $981,000 deliverable over the next four months. Subsequent to June 1, 2001, the Company committed to an additional $973,000 of inventory purchases deliverable during the first quarter of fiscal 2002. Pursuant to the above agreements, the Company at June 1, 2001, had outstanding letters of credit in the amount of $2,156,000. Subsequent to June 1, 2001, the Company issued additional letters of credit in the amount of $1,580,000.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at June 1, 2001 subject to variable interest rate fluctuations.

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

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a.) Exhibits:  None

          (b.) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 1, 2001.

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

                                        WEGENER CORPORATION
                                        -------------------
                                            (Registrant)


Date:  July 13, 2001                    By: /s/ Robert A. Placek
                                            ------------------------------------
                                            Robert A. Placek
                                            President
                                            (Principal Executive Officer)



Date:  July 13, 2001                    By: /s/ C. Troy Woodbury, Jr.
                                            ------------------------------------
                                            C. Troy Woodbury, Jr.
                                            Treasurer and Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)