Form 10-K405
period 2001-08-31
WEGENER CORP
filed 2001-11-29
CIK 715073

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2001
                                       OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of November 16, 2001, 12,111,261 shares of registrant's Common Stock were outstanding and the aggregate market value of the Common Stock held by nonaffiliates was $11,847,759 based on the last sale price of the Common Stock as quoted on the NASDAQ Small-Cap Market on such date. (The officers and directors of the registrant, and owners of over 10% of the registrant's common stock, are considered affiliates for purposes of this calculation.)

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement pertaining to the January 22, 2002 Annual Meeting of Stockholders, only to the extent expressly so stated herein, are incorporated herein by reference into Part III.

================================================================================

                               WEGENER CORPORATION
                                    FORM 10-K
                           YEAR ENDED August 31, 2001
                                      INDEX

                                     PART I

                                                                            Page
Item 1.   Business.............................................................2
Item 2.   Properties...........................................................8
Item 3.   Legal Proceedings....................................................8
Item 4    Submission of Matters to a Vote of Security Holders..................8

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related
          Stockholder Matters..................................................8
Item 6.   Selected Financial Data..............................................9
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................9
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk..........16
Item 8.   Financial Statements and Supplementary Data.........................16
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosures...........................................34

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................34
Item 11.  Executive Compensation..............................................34
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management......................................................34
Item 13.  Certain Relationships and Related Transactions......................34

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.................................................35

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

     Segment information contained in Note 10 to the consolidated financial statements contained in this report is incorporated herein by reference in response to this item.

     (c)  Narrative description of business.

          (i)  Principal products produced and services rendered, and

          (ii) Status of a product or segment.

SATELLITE COMMUNICATIONS ELECTRONICS. WCI is an international provider of digital solutions for video, audio and broadcast data networks. Applications include broadcast television, cable television, radio network, business television, distance education, business music, satellite paging and financial information distribution. WCI services the products that it sells. The Company warrants its products for a period of one year. There were no significant warranty claims outstanding as of August 31, 2001.

     Throughout fiscal 2001 and fiscal 2000, WCI continued to produce and develop digital compression products. During fiscal 1997 WCI introduced COMPEL network control software and the UNITY Digital Broadcast product family. WCI continues to ship these products against purchase orders it receives. COMPEL provides networks with unparalleled ability to regionalize programming and commercials through total receiver control. COMPEL also allows network operators to remotely control uplinks providing bandwidth on demand. COMPEL control capability is integrated into the UNITY digital satellite receivers. Wegener's digital products are in use worldwide in broadcast television, distance learning, radio, cable television, and private business networks. In terms of new orders, digital technology products are the fastest growing product line for the Company. As expected, demand for the Company's analog products has continued to decline following market demand for, and the Company's emphasis on, digital technology.

DIGITAL COMMUNICATIONS. The demand for digital products is being driven by the high cost of satellite capacity and consumer demand for more channels. Satellite capacity is scarce due to pressures on both the supply and demand sides of the market. On the supply side, satellites are extremely expensive to build, launch, and maintain. The useful life of a satellite is limited by the amount of positioning fuel that can be carried. Also, the placement of satellites is regulated by the Federal Communications Commission (FCC) and therefore the number of satellites within range of any given location is limited. On the demand side, the cost of receive hardware is being steadily reduced through advancing technology. The reduction in the cost of network hardware increases the economic feasibility of a greater number of networks. This is evidenced by the trend in both television and radio towards narrowcasting to well defined market segments as opposed to broadcasting to the general population. Digital compression technology allows a four to ten-fold, or more, increase in the throughput of a satellite channel. For the network, this compression represents an opportunity to reduce the cost of satellite use. For the satellite operator it represents an opportunity to increase the revenues generated by an expensive asset. Due to existing satellite transponder contracts and the cost of replacing existing analog hardware, the digital conversion of major networks is taking longer than anticipated. These network conversions are expected to occur in the near future, but it is impossible to predict the precise timing of customer internal decision processes. Management believes the market as a whole has considerable built up demand for digital technology.

Major products introduced by WCI during fiscal 2001 include:

     o The UNITY500IP receiver provides IP data to 15 Mbps and MPEG-2 digital video in one unit. Using standard DVB MPE protocol over the satellite link, the UNITY500IP provides a virtual Ethernet satellite relay. The UNITY500IP is ideal for fat-pipe data transmission to the Internet, business television users, satellite service providers, broadcasting and cable data networking applications.

     o WCI introduced the ENVOY Lite, a low cost version of the ENVOY Digital Video Courier that integrates advanced encoding and modulator technology in a compact 2-RU package. The ENVOY Lite provides a cost effective alternative for newsgathering operations to balance their need to complete multiple projects in a timely fashion with their increased budgetary constraints. The ENVOY Lite is MPEG-2/DVB compliant and contains an integrated EN 301 210 multi-mode modulator that supports QPSK, 8PSK and 16QAM modulations. The ENVOY also handles MPEG 4:2:2 and 4:2:0 video profiles. The unit supports both PAL and NTSC.

Fiscal year 2001 saw a mix of repeat orders from existing customers as well as orders from new customers. Orders received during FY2001 included:

BUSINESS   TELEVISION/DISTANCE   LEARNING/PRIVATE   NETWORKS.   Businesses   and
educational institutions use WCI's analog and digital products to transmit programming to remote locations.

     o Roberts Communications placed a $7.4 million order for a complete network to provide television coverage of horse racing to off track betting venues throughout the USA. Elements of this sale included multiple Compel systems with "Bandwidth on Demand" features as well as four thousand UNITY500 MPEG-2 digital video receivers. Delivery will be completed by the third quarter of fiscal 2002.

     o WCI received a $30 million order for UNITY series digital receivers and a Compel uplink management system to deliver programming to network subscribers. WCI will ship products for this order over the next five years. Initial shipments began in the fourth quarter of fiscal 2001. WCI is scheduled to ship $1.5 million worth of product per quarter for the life of the contract.

     o WCI received a $2 million order from a major private network to provide MediaPlan, a Compel module that supports the scheduling and delivery of multimedia content to WCI multimedia equipped IRD's. WCI will ship this order over an eighteen-month period beginning in February 2002.

     o TERACOM AB (Sweden) also placed add-on orders for UNITY500 receivers. Equipment delivery was completed during fiscal 2001.

CABLE TELEVISION DISTRIBUTION. During fiscal 2001, WCI received additional orders for the UNITY4000.

     o Fox Digital placed an add-on order for several hundred UNITY4000 receivers for their expanding network needs. Equipment delivery has been completed.

TELEVISION AND RADIO BROADCASTING. Broadcasters use WCI equipment to distribute digital audio, analog audio, video and cue/network control signals.

     o American Broadcasting Corporation (ABC) ordered 225 UNITY4422 MPEG-2 digital video receivers to be used by affiliates in digital satellite newsgathering operations. The majority of equipment was shipped during fiscal 2001. The balance of the equipment is scheduled to ship by the second quarter of fiscal 2002.

     o GE Americom placed an order for UNITY4422 receivers to be used in projects related to the NASA space station and television coverage from the space station. This order was shipped during fiscal 2001 and system is operational per NASA specifications.

     o TV Azteca placed add-on orders for UNITY4422 receivers. This order was shipped during fiscal 2001.

     o Fox Broadcasting placed add-on orders for UNITY5000 receivers. This order was shipped during the first quarter of 2002.

     o WCI received an order from Salem Music Network for UNITY series digital receivers and a Compel uplink management system to deliver programming to network subscribers. The majority of this order shipped during fiscal 2001. The remaining equipment is scheduled to ship during the second quarter of fiscal 2002.

OPTICAL FIBER AND TERRESTRIAL MICROWAVE. Most of WCI's products used on satellite communication links are easily used on existing microwave or fiber circuits. Typical applications are digital video links, plus voice and data circuits that accompany a video signal.

     o DIRECTV ordered and received UNITY4422 receivers that added to their existing "local into local" backhaul project which shipped during fiscal 2001. In addition, DIRECTV has ordered and received UNITY5000 receivers for use in special applications. This equipment shipped during the first quarter of fiscal 2002.

          (iii) Manufacturing and suppliers.

     During fiscal 2001 the Company contracted with offshore manufacturers for certain finished goods. Raw materials consist of passive electronic components, electronic circuit boards and fabricated sheet metal. WCI purchases approximately one-half of its raw materials directly from manufacturers and the other half is purchased from distributors. Passive and active components include parts such as resistors, integrated circuits and diodes. WCI uses approximately ten distributors and three contract manufacturers to supply its electronic components. WCI often uses a single contract manufacturer or subcontractor to supply a total sub-assembly or turnkey solution for higher volume products. Direct suppliers provide sheet metal, electronic circuit boards and other materials built to specifications. WCI maintains relationships with approximately twenty direct suppliers. Most of the Company's materials are available from a number of different suppliers; however, certain components used in existing and future products are currently available from a single or limited sources. Although the Company believes that all single-source components currently are available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future. Any disruption or termination of supply of certain single-source components could have an adverse effect on the Company's business and results of operations.

          (iv) Patents, trademarks, licenses, franchises and concessions held.

     The Company holds certain patents with respect to some of its products and markets its services and products under various trademarks and tradenames. Additionally, the Company licenses certain analog audio processing technology to several manufacturing companies which generated royalty revenues of approximately $230,000, $257,000, and $73,000 in fiscal 2001, 2000, and 1999, respectively. Although the Company believes that the patents and trademarks owned are of value, the Company believes that success in its industry will be dependent upon new product introductions, frequent product enhancements, and customer support and service. However, the Company intends to protect its rights when, in its view, these rights are infringed upon.

          (v)  Seasonal variations in business.

     There do not appear to be any seasonal variations in the Company's business.

          (vi) Working capital practices.

     Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) in this report is incorporated herein by reference in response to this item.

          (vii) Dependence upon a limited number of customers.

     The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network, and data communications industries. Sales to FOX Digital and FOX Sports Net accounted for approximately 34.7% of revenues in fiscal 2001. Sales to Autotote Communications Services and MegaHertz accounted for approximately 16.2% and 11.1% of revenues in fiscal 2000, respectively. Sales to FOX/Liberty Networks, L.L.C. accounted for approximately 19.2% of revenues in 1999. At August 31, 2001, two customers accounted for more than 10% of the Company's accounts receivable. At September 1, 2000, four customers accounted for more than 10% of the Company's accounts receivable. Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues. This trend is expected to continue in fiscal 2002. There can be no assurance that the loss of one or more of these customers would not have a material adverse effect on the Company's operations.

          (viii) Backlog of orders.

     The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company's backlog was approximately $19,057,000 at August 31, 2001, and $9,210,000 at September 1, 2000. Reference is hereby made to the information contained in MD&A, which is incorporated herein by reference in response to this item.

     Approximately $15,885,000 of the August 31, 2001 backlog is expected to ship during fiscal 2002.

          (ix) Government contracts.

     Not applicable.

          (x)  Competitive Conditions.

     WCI competes with companies that have substantially greater resources, as well as with small specialized companies. Through relationships with component and integrated solution providers, the Company has positioned itself to provide end-to-end digital video and audio solutions to its customers. Competition in the market for the Company's MPEG-2 broadcast television electronics products, including digital video equipment, is driven by timeliness, performance, and price. The Company's broadcast digital video products in production are competitively priced, with unique, desirable features. Due to the large number of potential end users, both small and large competitors continue to emerge. The Company believes it has positioned itself to capitalize on the market trends in this business through careful development of its product and market strategies, which have proven successful in increasing revenues from this sector. In the cable television market the Company believes that the competitive position for many of its products is dominant. However, the

UNITY product family is competing with significant and established firms. WCI believes that it maintains a competitive advantage in the cable and broadcast video markets for advertising-supported networks through its ability to provide regionalized programming and control. Other products for cable television include proprietary cueing and network control devices. Competition for radio network products, including the Company's digital audio products, is very aggressive and pricing is very competitive. The Company believes that its continued success in all of its markets will depend on aggressive marketing and product development.

          (xi) Research and development activities.

     The Company's research and development activities are designed to strengthen and broaden its existing products and systems and to develop new products and systems. A major portion of the fiscal 2001 research and development expenses were spent in the digital video product area. WCI's research and development expenses totaled $2,689,000 in fiscal 2001, $3,048,000 in fiscal 2000, and $2,924,000 in fiscal 1999. Additional information contained on pages 2-4 and in MD&A in this report is incorporated herein by reference in response to this item.

          (xii) Environmental Regulation.

     Federal, state and local pollution control requirements had no material effect upon the capital expenditures, earnings or the competitive position of the Company.

          (xiii) Number of employees.

     As of August 31, 2001, the Company had 89 full time employees employed by the WCI manufacturing subsidiary and no employees employed by Wegener Corporation or Wegener Communications International, Inc. No employees are parties to a collective bargaining agreement and the Company believes that employee relations are good.

     (d)  Financial information about geographic areas.


     Information contained in Note 10 to the consolidated financial statements contained in this report is incorporated herein by reference in response to this item.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, for purposes of section 401(b) of Regulation S-K, are as follows:

NAME AND BUSINESS EXPERIENCE                   AGE     OFFICE HELD

ROBERT A. PLACEK                               63      President,
President and Chief Executive Officer                  Chief Executive Officer
of the Company since August 1987 and                   and Chairman of the Board
Director of the Company since July 1987.               of the Company
Chairman of the Board since 1995.
Chairman and Chief Executive Officer and
Director of WCI since 1979. President of
WCI from October 1979 to June 1998.

KEITH N. SMITH                                 43      President of WCI
Director of the Company since March
1999. President of WCI since June 1998.
Vice President, Business Development of
WCI from March 1997 to June 1998.
Co-founder and Vice President/General
Manager of Microspace Communications
Corporation from April 1989 through May
1995. From June 1995 until February
1997, Mr. Smith and his wife pursued a
sailing sabbatical.

C. TROY WOODBURY, JR.                          54      Treasurer and
Treasurer and Chief Financial Officer of               Chief Financial Officer
the Company since June 1988 and Director               of the Company and WCI
since 1989. Treasurer and Chief
Financial Officer of WCI since 1992.
Executive Vice President of WCI since
July 1995. Chief Operating Officer of
WCI from September 1992 to June 1998.
Group Controller for Scientific-Atlanta,
Inc. from March 1975 to June 1988.

JAMES T. TRAICOFF                              51      Controller of the Company
Controller of the Company since November               and WCI
1991; Controller of WCI since July 1988;
Controller for BBL Industries, Inc. from
April 1985 to July 1988.

ITEM 2. PROPERTIES

     The executive offices of the Company are located at 11350 Technology Circle, Duluth, Georgia 30097-1502. This 40,000 square foot facility, which is located on a 4.7-acre site, was purchased by WCI in February 1987. During August 1989, WCI purchased an additional 4.4 acres of adjacent property. WCI also leases a 21,000 square foot facility in Alpharetta, Georgia under a five-year lease expiring during the second quarter of fiscal 2005. The annual rent is approximately $136,000 for the first three (3) years and $143,000 for the fourth and fifth years. WCI's 40,000 square foot facility is subject to a mortgage note securing the indebtedness. WCI's 4.4 acres of adjacent land are pledged as collateral under the Company's line of credit facility.

ITEM 3. LEGAL PROCEEDINGS

     No material legal proceedings involving the Company or its subsidiaries were pending as of November 14, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ Small-Cap Market (NASDAQ symbol: WGNR). As of November 14, 2001, there were approximately 389* holders of record of Common Stock. *(This number does not reflect beneficial ownership of shares held in nominee names).

The quarterly ranges of high and low closing sale prices for fiscal 2001 and 2000 were as follows:

                                       FISCAL 2001           Fiscal 2000
                                       -----------           -----------
                                     HIGH        LOW       High        Low
     First Quarter                  $ 2.44     $  .78     $ 3.44     $ 1.63
     Second Quarter                   1.56        .56       8.19       2.13
     Third Quarter                    1.20        .68       8.00       2.00
     Fourth Quarter                   1.20        .66       3.41       1.44

     The Company has not paid any cash dividends on its Common Stock. For the foreseeable future, the Company's Board of Directors does not intend to pay cash dividends, but rather plans to retain earnings to support the Company's operations and growth. Furthermore, the Company is prohibited from paying dividends in accordance with its bank loan agreement, as more fully described in the MD&A section of this report.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               Year ended
                                   ----------------------------------------------------------------
                                   AUGUST 31,   September 1,  September 3,  August 28,   August 29,
                                      2001          2000          1999         1998         1997
---------------------------------------------------------------------------------------------------
Revenue                             $ 20,333      $ 22,894      $ 25,259     $ 34,255     $ 21,812

Net earnings (loss)                   (1,976)       (3,329)          213        2,760       (1,809)

Net earnings (loss) per share
   Basic                            $   (.17)     $   (.28)     $    .02     $    .24     $   (.19)
   Diluted                          $   (.17)     $   (.28)     $    .02     $    .23     $   (.19)

Cash dividends paid per share (1)         --            --            --           --           --
---------------------------------------------------------------------------------------------------

Total assets                        $ 18,660      $ 24,147      $ 24,954     $ 25,905     $ 25,614

Long-term obligations inclusive
   of current maturities                  55           578         1,205        1,829        3,667
---------------------------------------------------------------------------------------------------

     (1) The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, future business or product development plans, research and development activities, capital spending, financing resources or capital structure, the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, material availability, new and existing well-capitalized competitors, and other uncertainties detailed from time to time in the Company's periodic Securities and Exchange Commission filings.

     The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI manufactures products for transmission of audio, data, and video via satellite.

RESULTS OF OPERATIONS

     Net loss for the year ended August 31, 2001, was $(1,976,000) or $(0.17) per diluted share, compared to a net loss of $(3,329,000) or $(0.28) per diluted share for the year ended September 1, 2000, and net earnings of $213,000 or $0.02 per diluted share for the year ended September 1, 1999.

     Revenues for fiscal 2001 decreased $2,561,000 or 11.2% to $20,333,000 from $22,894,000 in fiscal 2000. Direct Broadcast Satellite (DBS) revenues (including service revenues) in fiscal 2001 decreased $1,357,000 or 6.8% to $18,553,000 from $19,910,000 in fiscal 2000. Telecom and Custom Product revenues decreased $1,205,000 or 40.4% in fiscal 2001 to $1,780,000 from $2,985,000 in fiscal 2000.
Revenues were $6,205,000 for the fourth quarter of fiscal 2001, compared to revenues of $4,124,000 for the fourth quarter of fiscal 2000. The decrease in DBS revenues in fiscal 2001 was due to delayed product introductions by the Company and delayed purchasing decisions in the digital satellite transmission market. Industry-wide new product introductions, as well as increased pricing competition, contributed to the expanded range of choices available to buyers. The Telecom and Custom Product Group revenue decrease in fiscal 2001 was primarily due to lower levels of shipments of cable television headend products to distributors as a result of a slowdown in purchases by the major cable television operators. Major cable television operators were adversely affected by a tightening of credit availability to the telecom industry, a drop in market capitalization for the sector and an over building of capacity which resulted in delaying capital spending decisions.

     Fiscal 2000 revenues decreased $2,365,000 or 9.4% to $22,894,000 from fiscal 1999 revenues of $25,259,000. DBS revenues in fiscal 2000 decreased $2,342,000 or 10.5% to $19,910,000 from $22,252,000 in fiscal 1999. Telecom and
Custom Product revenues decreased $22,000 or less than 1% in fiscal 2000 to $2,985,000 from $3,007,000 in fiscal 1999. The decrease in DBS revenues in fiscal 2000 was due to delayed product introductions by the Company and delayed purchasing decisions in the digital satellite transmission market. Industry-wide new product introductions, as well as increased pricing competition, contributed to the expanded range of choices available to buyers. The Telecom and Custom Product Group revenue decrease in fiscal 2000 was primarily due to the continued lower levels of shipments of cue and control equipment to provide local commercial insertion capabilities to cable television headend systems.

     WCI's backlog of orders scheduled to ship within eighteen months increased $9,847,000 or 106.9% to $19,057,000 at August 31, 2001, from $9,210,000 at
September 1, 2000. The September 1, 2000 backlog decreased $6,481,000 or 41.3% to $9,210,000 from $15,691,000 at September 3, 1999. Approximately $15,885,000
of the August 31, 2001, backlog is expected to ship during fiscal 2002. Although no assurance may be given, the Company believes it will book sufficient new orders in fiscal 2002 to improve operating results, although there can be fluctuations in quarter to quarter operating results due to the timing of orders received.

     International sales are generated through a direct sales organization and through foreign distributors. International sales were $2,794,000 or 13.7% of revenues in fiscal 2001, compared to $4,150,000 or 18.1% of revenues in fiscal 2000, and $3,494,000 or 13.8% of revenues in fiscal 1999. International shipments are generally project specific and revenues, therefore, are subject to variations from year to year. Fiscal 2000 included large sales to a broadcast television  network  in Mexico  and to a  national  broadcast  agency in Sweden.
Management believes that international sales could increase as more business opportunities become available for WCI products in the future. All international sales are denominated in U.S. dollars. Additional financial information on
geographic  areas  is  provided  in  Note  10  of  the  consolidated   financial
statements.

     Gross profit decreased $485,000 or 10.1% in fiscal 2001 compared to fiscal 2000. Gross profit as a percent of sales was 21.3% in fiscal 2001, compared to 21.1% in fiscal 2000 and 32.5% in fiscal 1999. The decrease in margin dollars in fiscal 2001 was mainly due to lower revenues during the period which resulted in higher unit fixed overhead costs. Profit margins in fiscal 2001 included inventory reserve charges of $1,325,000 compared to $1,246,000 in fiscal 2000, and were favorably impacted by lower variable costs. Gross profit margin percentages were unfavorably impacted in fiscal 2000 by a product mix of higher variable cost components and higher unit fixed costs due to the decrease in sales volumes. Profit margins in fiscal 2000 included: 1) inventory reserve charges of $1,246,000 compared to $750,000 in fiscal 1999 and 2) warranty provisions of $215,000 compared to $150,000 in fiscal 1999.

     Selling, general, and administrative (SG&A) expenses decreased $2,496,000 or 34.5% to $4,745,000 in fiscal 2001 from $7,241,000 in fiscal 2000. As a percentage of revenues, selling, general, and administrative expenses were 23.3% of revenues in fiscal 2001 and 31.6% in fiscal 2000. These costs decreased in fiscal 2001 primarily due to cost reduction efforts which resulted in lower personnel, travel, marketing, software implementation, and facility expenses; termination of an agreement with a financial relations firm; and a decrease in variable stock option compensation expenses. The dollar decrease of expenses in fiscal 2001 compared to fiscal 2000 includes decreases in 1) advertising expense of $116,000, 2) repairs and maintenance expense of $201,000, 3) consulting expense of $287,000 principally associated with the completion of installation of a new manufacturing and financial information system, 4) professional fees of $131,000, 5) outside sales agent commissions of $408,000 due to lower international revenues and completion of certain domestic orders subject to agent commissions, 6) travel expenses of $131,000, 7) salaries and benefits costs of $457,000, and 8) non-cash stock option compensation expenses of $977,000 due to the decline in market price of WGNR common stock. During the fourth quarter of fiscal 2001 tax reimbursement features were removed from common stock options. As a result, future SG&A expenses will not be subject to variable stock option compensation adjustments. The Company expects to continue to monitor SG&A costs in relation to revenue levels and make adjustments as necessary if revenues do not increase as planned.

Selling, general, and administrative expenses increased $2,094,000 or 40.7% to $7,241,000 in fiscal 2000 from $5,147,000 in fiscal 1999. The dollar increase of expenses in fiscal 2000 compared to fiscal 1999 includes increases in 1) advertising expense of $94,000, 2) repairs and maintenance expense of $73,000,
3) consulting expense of $72,000,  4) depreciation and amortization of $135,000,
5) taxes and licenses of $103,000, 6) professional fees of $366,000, 7) outside sales agent commissions of $210,000, 8) travel expenses of $120,000, 9) salaries and benefit costs of $356,000, and 10) non-cash stock option compensation expenses of $489,000.

     General corporate expenses included in selling, general, and administrative expense were approximately $658,000, $805,000, and $467,000 in fiscal 2001, 2000, and 1999, respectively. The corporate expenses include $436,000 of professional fees, including a non-cash charge of $47,000 related to the amortization of the fair value of stock options, pursuant to the Company's agreement with RCG Capital Markets Group, Inc. to provide a national financial relations program. This agreement was not renewed when it expired during the fourth quarter of fiscal 2001.

     Research and development expenditures, including capitalized software development costs, were $3,073,000 or 15.1% of revenues in fiscal 2001, $3,689,000 or 16.1% of revenues in fiscal 2000, and $3,331,000 or 13.2% of revenues in fiscal 1999. The decrease in expenditures in fiscal 2001 compared to fiscal 2000 was primarily due to decreases in overhead costs and engineering consulting due to the completion of contracted engineering development projects related to DBS products. The Company expects fiscal 2002 research and development expenditures to approximate fiscal 2001 levels as it continues to develop and enhance DBS products. Software development costs totaling $384,000, $641,000, and $407,000 were capitalized during fiscal 2001, 2000, and 1999, respectively. The increase in expenditures in fiscal 2000 compared to fiscal 1999 was primarily due to increases in consulting and engineering labor and related support costs. Research and development expenses, excluding capitalized software development costs, were $2,689,000 or 13.2% of revenues in fiscal 2001, $3,048,000 or 13.3% of revenues in fiscal 2000, and $2,924,000 or 11.6% of revenues in fiscal 1999.

     Interest expense decreased 32% in fiscal 2001 compared to fiscal 2000, and decreased 41% in fiscal 2000 compared to fiscal 1999. The decrease during fiscal 2001 and fiscal 2000 was due primarily to a decrease in total indebtedness. The Company believes that interest expense in fiscal 2002 will increase as a result of an expected increase in the line of credit.

     Interest income was $71,000 in fiscal 2001 compared to $334,000 in fiscal 2000 and $355,000 in fiscal 1999. The decrease in fiscal 2001 was due to a decrease in the average outstanding balance of cash and cash equivalents due to a continued use of cash. Interest income is expected to decrease in fiscal 2002 due to expected lower average outstanding balances of cash and cash equivalents.

     Fiscal 2001 income tax benefit was comprised of a deferred federal and state income tax benefit of $1,049,000 and $63,000, respectively. Net deferred tax assets increased $1,112,000 to $3,435,000 at August 31, 2001 from $2,323,000 at September 1, 2000. The increase was principally due to net operating loss carryforwards (which expire in fiscal 2020 and fiscal 2021) and increases in inventory reserves. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced. Fiscal 2000 income tax benefit was comprised of a current federal and state income tax benefit of $262,000 and $123,000, respectively, and a deferred federal and state tax benefit of $1,409,000 and $101,000, respectively. Fiscal 1999 income tax expense was comprised of a current federal and state income tax expense of $480,000 and $55,000, respectively, and a deferred federal and state tax benefit of $366,000 and $44,000, respectively. A reconciliation of the Company's effective income tax rate as compared to the statutory U.S. income tax rate is provided in Note 7 of the consolidated financial statements.

     The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal years 2001 and 2000 contained 52 weeks, while fiscal 1999 contained 53 weeks. All references herein to 2001, 2000, and 1999 refer to the fiscal years ending August 31, 2001, September 1, 2000, and September 3, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities in fiscal 2001 was $1,265,000. Cash used by operating activities in fiscal 2000 was $4,236,000. Cash provided by operating activities was $4,787,000 in fiscal 1999. Fiscal 2001 net loss adjusted for non-cash expenses used cash of $126,000 while changes in accounts receivable and inventories provided cash of $4,210,000. Changes in accounts payable, accrued expenses, customer deposits and other assets used cash of $2,819,000.

     Cash used by investment activities was $860,000 in fiscal 2001 compared to $1,748,000 in fiscal 2000 and $1,041,000 in 1999. Cash used in 2001 includes property and equipment expenditures of $476,000, and capitalized software additions of $384,000. Property and equipment expenditures were for planned additions of principally manufacturing and engineering test equipment. Fiscal 2002 expenditures for investment activities are expected to approximate fiscal 2001 levels.

     Cash used by financing activities was $551,000 in fiscal 2001, $802,000 in fiscal 2000, and $1,380,000 in fiscal 1999. In fiscal 2001, financing activities used cash of $542,000 for scheduled repayments of long-term obligations, $28,000 for debt issuance costs, and provided $18,000 of cash from borrowings. At August 31, 2001, scheduled fiscal 2002 debt repayments are approximately $45,000.

     On January 28, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of its common stock. As of August 31, 2001, the Company had repurchased an aggregate of 485,500 shares of its common stock in open market transactions at an average price of $2.27. This stock repurchase program was not renewed by the Board of Directors on January 23, 2001, and no common stock was repurchased during fiscal 2001.

     Net accounts receivable decreased $3,035,000 or 73.8% to $1,076,000 at August 31, 2001, from $4,111,000 at September 1, 2000, compared to $2,618,000 at
September 3, 1999. The decrease in fiscal 2001 was primarily due to a lower percentage of shipments occurring in the last month of the fourth quarter of fiscal 2001 compared to the same period of fiscal 2000, and early collection on account from a major customer in the fourth quarter of fiscal 2001. Also, there were no recoverable income taxes at August 31, 2001, compared to $659,000 at September 1, 2000. The allowance for doubtful accounts was $305,000 at August 31, 2001, $166,000 at September 1, 2000, and $173,000 at September 3, 1999. Net
recoveries were $19,000 in fiscal 2001. Write-offs, net of recoveries, in fiscal 2000 and 1999 were $52,000 and $124,000, respectively. Increases to the allowance and charges to general and administrative expense were $120,000 in fiscal 2001, $45,000 in fiscal 2000, and $40,000 in fiscal 1999.

     Inventory before reserves decreased $1,909,000 to $11,642,000 at August 31, 2001, from $13,551,000 at September 1, 2000. The decrease was primarily due to the completion of shipments to a major customer in the fourth quarter. During fiscal 2001, inventory reserves were increased by provisions charged to cost of sales of $1,325,000. The increase in the provision was to provide additional reserves for 1) slower moving analog Telecom products, 2) excess digital audio inventories, and 3) potentially slow-moving inventories of earlier generations of other digital products. These products continue to sell but at reduced quantities. During fiscal 2000, inventory reserves were increased by provisions charged to cost of sales of $1,246,000 and by $750,000 in fiscal 1999. During fiscal 2001 decreases in inventories provided cash of $1,296,000. In fiscal 2000 and fiscal 1999, increases in inventory used cash of $4,864,000 and $118,000, respectively.

     During the second quarter of fiscal 2001, WCI's existing bank loan facility was amended and maintained a maximum available credit limit of $10,000,000 with sublimits as defined. The renewed loan facility matures on June 21, 2003, or upon demand and requires an annual facility fee of $27,500 plus an additional
 .50% of $3,000,000 if borrowings, at any time, exceed $5,500,000. The loan facility consists of 1) a term loan and a revolving line of credit with a combined borrowing limit of $8,500,000, bearing interest at the bank's prime rate (6.5% at August 31, 2001) and 2) a real estate advance facility with a maximum borrowing limit of $1,500,000 bearing interest at a fixed rate of 225 basis points over the bank's cost of funds at the date of disbursement.

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

     The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal 1997, retain certain key employees, limit expenditures of Wegener Corporation to $600,000 per fiscal year, and is precluded from paying dividends. At August 31, 2001, the Company was in violation of the tangible net worth and Wegener Corporation annual spending limit covenants with respect to which the bank has granted a waiver. As a result of the convenant violations, the bank has the right to amend any terms of the loan facility. It is possible that the maximum available line of credit could be reduced, the annual facility fee could increase, and the interest rate on the term loan and the revolving line of credit could increase. The Company believes that it will be necessary to borrow on the line of credit during fiscal 2002 and that the existing facility will be sufficient to support fiscal 2002 operations. As a result of an expected increase in the utilization of the line of credit during fiscal 2002, interest expense is expected to increase in fiscal 2002. While no assurances may be given, the Company believes that it will continue to be able to obtain waivers prior to requiring any future borrowings on the line of credit. However, if the Company is unable to meet the minimum tangible net worth covenant or obtain a waiver, it may be required to obtain other debt or equity financing and no assurance can be given that the Company would in such event be able to secure new financing. The loan facility's outstanding balance under real property advances was $39,000 at August 31, 2001, and $505,000 at September 1, 2000. At August 31, 2001, $1,240,000, net of
outstanding letters of credit in the amount of $2,878,000, was available to borrow under the accounts receivable and inventory advance formulas. At August 31, 2001, no balances were outstanding under the accounts receivable and inventory advances. Additionally, Wegener Corporation guarantees the loan facility.

     During the second quarter of fiscal 2001, the Company entered into a manufacturing and purchasing agreement for certain finished goods inventories. The agreement is a firm commitment by the Company to purchase, over a twelve-month period, amounts ranging from approximately $2,565,000 to $3,287,000 depending on actual products purchased. Pursuant to the agreement, at August 31, 2001, the Company had outstanding purchase commitments of $1,192,000. In addition, the Company entered into a cancelable manufacturing and purchasing agreement for finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,621,000 at August 31, 2001. Subsequent to August 31, 2001, the Company committed to an additional $973,000 of inventory purchases. Pursuant to the above agreements, at August 31, 2001, the Company had outstanding letters of credit in the amount of $2,878,000.

     The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

     On January 25, 2000, the Company entered into an agreement with RCG Capital Markets Group, Inc. to provide a national financial relations program. The agreement was for an eighteen month period and provided for a monthly fee of $6,000 and stock options for 200,000 shares of Wegener Corporation common stock exercisable for a period of five years from the date of grant at $5.625 per share. Fifty percent of the options granted vested upon execution of the agreement with the balance vesting upon completion of agreed upon performance criteria. Pursuant to the agreement, the Company has granted certain registration rights to RCG covering the shares underlying the options. In accordance with EITF Issue No. 96-18 and SFAS No. 123, the fair value of the stock options calculated at the grant date using the Black-Scholes option pricing model amounted to $445,000. The fair value was a scheduled non-cash charge to earnings over the eighteen month term of the agreement. During fiscal 2001, options for 100,000 shares of common stock were forfeited upon expiration of the agreement. The fair value of the forfeited options amounting to $222,000 was credited to selling, general, and administrative expenses in the fourth quarter of fiscal 2001. For the year ended August 31, 2001, a net charge of $47,000 was included in selling, general, and administrative expenses. For the year ended September 1, 2000, charges of $175,000 were included in selling, general and administrative expenses. At August 31, 2001, options for 100,000 shares were vested.

IMPACT OF INFLATION

     The Company does not believe that inflation has had a material impact on revenues or expenses during its last three fiscal years.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), and
Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently not affected by SFAS 141 or SFAS 142 as there are no transactions covered by these pronouncements.

     SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material impact on its financial condition and results of operations.

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. Under Statement No. 144, goodwill is excluded from its scope. Additionally, Statement No. 144 utilizes a probability-weighted cash flow estimation approach and establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 144 to have a material impact on its financial condition and results of operations.

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

     The Company has invested a significant amount of financial resources to acquire certain raw materials, to incur direct labor and to contract to have specific outplant procedures performed on inventory in process. The Company purchased this inventory based upon previously known backlog and anticipated future sales given existing knowledge of the marketplace. The Company's inventory reserve of $4,156,000 at August 31, 2001, is to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that might occur should the Company's sales efforts not be successful.

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

     Certain raw materials, video sub-components, and licensed video processing technologies used in existing and future products are currently available from single or limited sources. Although the Company believes that all single-source components are currently available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future. Any disruption or termination of supply of certain single-source components or technologies could have a material adverse effect on the Company's business and results of operations.

     The Company has made significant investments in capitalized software principally related to digital audio and video products. At August 31, 2001, capitalized software costs were $895,000. These costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes, and other factors resulting in shortfalls of expected revenues or reduced economic lives.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at August 31, 2001, subject to variable interest rate fluctuations.

     At August 31, 2001, cash equivalents consisted of commercial paper in the amount of $1,815,000. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

     The Company does not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page

Consolidated Statements of Operations
   Years ended August 31, 2001, September 1, 2000, and September 3, 1999......17

Consolidated Balance Sheets
   As of August 31, 2001 and September 1, 2000................................18

Consolidated Statements of Shareholders' Equity
   Years ended August 31, 2001, September 1, 2000, and September 3, 1999......19

Consolidated Statements of Cash Flows
   Years ended August 31, 2001, September 1, 2000, and September 3, 1999......20

Notes to Consolidated Financial Statements....................................21

Report of Independent Certified Public Accountants............................36

Consolidated Supporting Schedules Filed:

Schedule II-Valuation and Qualifying Accounts
   Years ended August 31, 2001, September 1, 2000, and September 3, 1999......37

Wegener Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year ended
                                         --------------------------------------------
                                          AUGUST 31,     September 1,    September 3,
                                             2001            2000            1999
--------------------------------------------------------------------------------------
Revenue                                  $ 20,332,899    $ 22,894,314    $ 25,259,155
--------------------------------------------------------------------------------------

Operating costs and expenses
   Cost of products sold                   15,998,989      18,075,326      17,055,600
   Selling, general and administrative      4,744,913       7,240,636       5,147,117
   Research and development                 2,688,844       3,047,754       2,924,097
--------------------------------------------------------------------------------------

Operating costs and expenses               23,432,746      28,363,716      25,126,814
--------------------------------------------------------------------------------------

Operating income (loss)                    (3,099,847)     (5,469,402)        132,341
   Interest expense                           (59,929)        (88,085)       (149,288)
   Interest income                             71,475         333,597         355,220
--------------------------------------------------------------------------------------

Earnings (loss) before income taxes        (3,088,301)     (5,223,890)        338,273

Income tax expense (benefit)               (1,112,000)     (1,895,000)        125,000
--------------------------------------------------------------------------------------

Net earnings (loss)                      $ (1,976,301)   $ (3,328,890)   $    213,273
======================================================================================

Net earnings (loss) per share
   Basic                                 $       (.17)   $       (.28)   $        .02
   Diluted                               $       (.17)   $       (.28)   $        .02
======================================================================================

Shares used in per share calculation
   Basic                                   11,943,048      11,798,458      11,849,383
   Diluted                                 11,943,048      11,798,458      12,007,270
======================================================================================

See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                                    AUGUST 31,     September 1,
                                                       2001            2000
--------------------------------------------------------------------------------
ASSETS

Current
   Cash and cash equivalents                       $  1,926,723    $  2,072,853
   Accounts receivable                                1,076,420       4,110,827
   Inventories                                        7,485,883      10,106,776
   Deferred income taxes                              2,207,000       1,858,000
   Other                                                134,095          62,573
--------------------------------------------------------------------------------

      Total current                                  12,830,121      18,211,029

Property and equipment, net                           3,664,292       4,207,183
Capitalized software costs, net                         895,442       1,209,139
Deferred income taxes                                 1,228,000         465,000
Other assets                                             42,617          54,311

--------------------------------------------------------------------------------

                                                   $ 18,660,472    $ 24,146,662
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                $  1,694,923    $  2,781,470
   Accrued expenses                                   2,009,482       2,533,262
   Customer deposits                                    813,125       2,076,361
   Current maturities of long-term obligations           44,695         539,628
--------------------------------------------------------------------------------

      Total current liabilities                       4,562,225       7,930,721

Long-term obligations, less current maturities           10,379          38,843
--------------------------------------------------------------------------------

      Total liabilities                               4,572,604       7,969,564
--------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
   Common stock, $.01 par value; 20,000,000
      shares authorized; 12,314,575 shares issued       123,146         123,146
   Additional paid-in capital                        19,751,694      20,324,568
   Deficit                                           (5,209,410)     (3,233,109)
   Less treasury stock, at cost                        (577,562)     (1,037,507)
--------------------------------------------------------------------------------

Total shareholders' equity                           14,087,868      16,177,098
--------------------------------------------------------------------------------
                                                   $ 18,660,472    $ 24,146,662
================================================================================

See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 Common Stock           Additional        Retained             Treasury Stock
                                                 ------------             Paid-in         Earnings             --------------
                                            Shares          Amount        Capital         (Deficit)        Shares          Amount
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at August 28, 1998               12,314,575        123,146     19,407,417        (117,492)        358,546        (332,926)

   Treasury stock reissued through
      stock options and 401(k) plan               --             --         85,153              --        (112,587)        104,542
   Treasury stock purchased                       --             --             --              --         386,500        (703,344)
   Net earnings for the year                      --             --             --         213,273              --              --
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, at September 3, 1999             12,314,575        123,146     19,492,570          95,781         632,459        (931,728)

   Treasury stock reissued through
      stock options and 401(k) plan               --             --        155,810              --        (249,988)        292,691
   Treasury stock purchased                       --             --             --              --          99,000        (398,470)
   Value of stock options granted for
      services                                    --             --        175,188              --              --              --
   Value of stock
      option compensation                         --             --        349,000              --              --              --
   Tax benefit of stock
      options exercised                           --             --        152,000              --              --              --
   Net loss for the year                          --             --             --      (3,328,890)             --              --
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, at September 1, 2000             12,314,575   $    123,146   $ 20,324,568    $ (3,233,109)        481,471    $ (1,037,507)

   Treasury stock reissued through
      401(k) plan                                 --             --       (271,567)                       (211,883)        459,945
   Value of stock options granted for
      services                                    --             --         47,093              --              --              --
   Value of stock
      option compensation                         --             --       (348,400)             --              --              --
   Net loss for the year                          --             --             --      (1,976,301)             --              --
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, AT AUGUST 31, 2001               12,314,575   $    123,146   $ 19,751,694    $ (5,209,410)        269,588    $   (577,562)
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year ended
                                                     ------------------------------------------
                                                      AUGUST 31,    September 1,   September 3,
                                                         2001           2000           1999
-----------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
   Net earnings (loss)                               $(1,976,301)   $(3,328,890)   $   213,273
   Adjustments to reconcile net earnings (loss) to
      cash provided by operating activities
      Depreciation and amortization                    1,769,984      1,710,389      1,649,546
      Issuance of treasury stock for
         compensation expenses                           188,378        197,808        176,398
      Tax benefit of stock
         options exercised                                    --        152,000             --
      Non-cash stock option
         compensation                                   (488,130)       489,000             --
      Other non-cash expenses                             47,093        175,188             --
      Provision for bad debts                            120,000         45,000         40,000
      Provision for inventory reserves                 1,325,000      1,246,000        750,000
      Provision for deferred income taxes             (1,112,000)    (1,510,000)      (410,000)
      Warranty provisions                                     --        215,000        150,000
      Changes in assets and liabilities
         Accounts receivable                           2,914,407     (1,537,531)     2,656,642
         Inventories                                   1,295,893     (4,863,963)      (118,420)
         Other assets                                    (85,480)       194,638       (239,380)
         Accounts payable and accrued expenses        (1,470,597)     1,387,011       (180,525)
         Customer deposits                            (1,263,236)     1,192,295         99,445
-----------------------------------------------------------------------------------------------

                                                       1,265,011     (4,236,055)     4,786,979
-----------------------------------------------------------------------------------------------

CASH USED FOR INVESTMENT ACTIVITIES
   Property and equipment expenditures                  (476,176)    (1,106,558)      (634,239)
   Capitalized software additions                       (384,068)      (641,060)      (406,486)
-----------------------------------------------------------------------------------------------

                                                        (860,244)    (1,747,618)    (1,040,725)
-----------------------------------------------------------------------------------------------

CASH USED FOR FINANCING ACTIVITIES
   Repayment of long-term debt and capitalized
      lease obligations                                 (541,511)      (626,788)    (1,983,251)
   Proceeds from long-term debt                           18,114             --      1,359,508
   Purchase of treasury stock                                 --       (398,470)      (703,344)
   Debt issuance costs                                   (27,500)       (27,500)       (66,633)
   Proceeds from stock options exercised                      --        250,693         13,297
-----------------------------------------------------------------------------------------------

                                                        (550,897)      (802,065)    (1,380,423)
-----------------------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents        (146,130)    (6,785,738)     2,365,831
Cash and cash equivalents, beginning of year           2,072,853      8,858,591      6,492,760
-----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year               $ 1,926,723    $ 2,072,853    $ 8,858,591
===============================================================================================

See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION. The financial statements include the accounts of Wegener Corporation (WGNR) (the "Company") and its wholly-owned subsidiaries. Wegener Communications, Inc. (WCI) designs, manufactures and distributes satellite communications electronics equipment in the U.S., and internationally through Wegener Communications International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

FISCAL YEAR. The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal 2001 and fiscal 2000 contained 52 weeks, while fiscal 1999 contained 53 weeks. All references herein to 2001, 2000, and 1999 relate to the fiscal years ending August 31, 2001, September 1, 2000, and September 3, 1999, respectively.

CASH EQUIVALENTS. Cash equivalents consist of highly liquid investments with original maturities of three months or less. At August 31, 2001, cash equivalents consisted of bank commercial paper in the amount of $1,815,000. At September 1, 2000, cash equivalents consisted of a $1,125,000 bank certificate of deposit, and variable rate municipals in the amount of $500,000.

INVENTORIES. Inventories are stated at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

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

REVENUE RECOGNITION. Product sales and services are recorded when the product is shipped or the service is rendered to the customer, all significant contractual obligations have been satisfied and the collectibility of the resulting receivable is reasonably assured. The Company adopted Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements" ("SAB 101") in the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material impact on the Company's operating results or financial position.

RESEARCH AND DEVELOPMENT/CAPITALIZED SOFTWARE COSTS. The Company expenses research and development costs, including expenditures related to development of the Company's software products that do not qualify for capitalization. Software development costs are capitalized subsequent to establishing the technological feasibility of a product. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes, and other factors resulting in shortfalls of expected revenues or reduced economic lives. Software development costs capitalized during fiscal 2001, 2000, and 1999, totaled $384,000, $641,000, and $406,000, respectively. Amortization expense, included in cost of goods sold was $698,000, $533,000, and $518,000 for the same periods, respectively. Capitalized software costs, net of accumulated amortization, were $895,000 at August 31, 2001, and $1,209,000 at September 1, 2000. Accumulated amortization amounted to $3,729,000 at August 31, 2001, and $3,031,000 at September 1, 2000.

LONG-LIVED ASSETS. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted

Wegener Corporation and Subsidiaries

cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

STOCK BASED COMPENSATION. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

INCOME TAXES. Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes. Deferred tax assets or liabilities are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income
(loss) and for tax credit and loss carryforwards based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that the Company expects are more likely than not realizeable.

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

The following tables represent required disclosure of the reconciliation of the earnings and shares of the basic and diluted net earnings (loss) per share computations:

                                                    Year ended
                                   ---------------------------------------------
                                    AUGUST 31,     September 1,    September 3,
                                       2001            2000            1999
                                   ---------------------------------------------
BASIC
   Net earnings (loss)             $ (1,976,301)   $ (3,328,890)   $    213,273
                                   ---------------------------------------------
   Weighted average shares
      outstanding                    11,943,048      11,798,458      11,849,383
                                   ---------------------------------------------
   Net earnings (loss) per share   $       (.17)   $       (.28)   $        .02
                                   ============================================
DILUTED
   Net earnings (loss)             $ (1,976,301)   $ (3,328,890)   $    213,273
                                   ---------------------------------------------
   Weighted average shares
      outstanding                    11,943,048      11,798,458      11,849,383

   Effect of dilutive potential
      common shares:
      Stock options                          --              --         157,887
                                   ---------------------------------------------
   Total                             11,943,048      11,798,458      12,007,270
                                   ---------------------------------------------
   Net earnings (loss) per share   $       (.17)   $       (.28)   $        .02
                                   ============================================

Wegener Corporation and Subsidiaries

Options and convertible debentures excluded from the diluted earnings (loss) per share calculation due to their anti-dilutive effect are as follows:

                                                    Year ended
                                  ----------------------------------------------
                                    AUGUST 31,     September 1,    September 3,
                                       2001            2000            1999
                                  ----------------------------------------------
Common stock options:
   Number of shares                 1,034,050       1,188,800         6,000
   Range of exercise prices       $.63 to $5.63   $.75 to $5.63       $1.78
                                  ==============================================

FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and long and short-term bank borrowings. The fair value of these instruments approximates their recorded value. The Company does not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of August 31, 2001.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company invests cash through a high-credit-quality financial institution. A concentration of credit risk may exist with respect to trade receivables, as a substantial portion of the Company's customers are affiliated with the cable television, business broadcast, and telecommunications industries. The Company performs ongoing credit evaluations of customers worldwide and generally does not require collateral from its customers. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

FOREIGN CURRENCY. The U.S. dollar is the Company's functional currency for financial reporting. International sales are made and remitted in U.S. dollars.

RECENTLY ISSUED ACCOUNTING STANDARDS. In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), and Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently not affected by SFAS 141 or SFAS 142 as there are no transactions covered by these pronouncements.

SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material impact on its financial condition and results of operations.

In  August  2001,  the  FASB  issued  Statement  No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. Under Statement No. 144, goodwill is excluded from its scope. Additionally, Statement No. 144 utilizes a probability-weighted cash flow estimation approach and establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 144 to have a material impact on its financial condition and results of operations.

RECLASSIFICATIONS. Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

Wegener Corporation and Subsidiaries

2.   ACCOUNTS RECEIVABLE
Accounts receivable are summarized as follows:

                                                    AUGUST 31,      September 1,
                                                       2001             2000
--------------------------------------------------------------------------------
     Accounts receivable - trade                   $ 1,237,403      $ 3,474,717
     Recoverable income taxes                               --          659,000
     Other receivables                                 144,038          142,688
--------------------------------------------------------------------------------
                                                     1,381,441        4,276,405

     Less allowance for doubtful accounts             (305,021)        (165,578)
--------------------------------------------------------------------------------

                                                   $ 1,076,420      $ 4,110,827
================================================================================

3.   INVENTORIES
Inventories are summarized as follows:

                                                    AUGUST 31,      September 1,
                                                       2001             2000
--------------------------------------------------------------------------------
     Raw materials                                 $ 3,097,056      $ 4,176,521
     Work-in-process                                 5,332,635        5,539,578
     Finished goods                                  3,212,686        3,835,171
--------------------------------------------------------------------------------
                                                    11,642,377       13,551,270

     Less inventory reserves                        (4,156,494)      (3,444,494)
--------------------------------------------------------------------------------

                                                   $ 7,485,883      $10,106,776
================================================================================

The Company has invested a significant amount of financial resources to acquire certain raw materials, to incur direct labor and to contract to have specific outplant procedures performed on certain inventory in process. The Company purchased this inventory based upon prior backlog and anticipated future sales based upon existing knowledge of the marketplace. The Company's inventory reserve of approximately $4,156,000 at August 31, 2001, is to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should the Company's sales efforts not be successful.

4.   PROPERTY AND EQUIPMENT
Major classes of property and equipment consist of the following:

                                     Estimated
                                    Useful Lives    AUGUST 31,     September 1,
                                      (Years)          2001            2000
--------------------------------------------------------------------------------
     Land                                 --       $    707,210    $    707,210
     Buildings and improvements         3-30          3,752,521       3,752,521
     Machinery and equipment             3-5          7,962,624       7,786,454
     Furniture and fixtures                5            500,216         689,845
     Application software                3-5          1,055,590       1,034,675
--------------------------------------------------------------------------------
                                                     13,978,161      13,970,705
     Less accumulated depreciation
         and amortization                           (10,313,869)    (9,763,522)
--------------------------------------------------------------------------------

                                                   $  3,664,292    $  4,207,183
================================================================================

Depreciation expense for fiscal 2001, 2000, and 1999, totaled approximately $1,000,000, $1,120,000 and $888,000, respectively. Assets recorded under a capital lease included in property and equipment at August 31, 2001, and September 1, 2000, are machinery and equipment of approximately $613,000 and accumulated amortization of approximately $609,000 and $578,000, respectively.

Wegener Corporation and Subsidiaries

5.   ACCRUED EXPENSES
Accrued expenses consist of the following:
                                                    AUGUST 31,      September 1,
                                                       2001             2000
--------------------------------------------------------------------------------

     Compensation                                  $   653,886      $   631,940
     Royalties                                         312,658          443,490
     Warranty                                          222,457          347,423
     Taxes and insurance                               237,230          397,252
     Commissions                                        94,674          225,724
     Professional fees                                 200,045          152,611
     Other                                             288,532          334,822
--------------------------------------------------------------------------------
                                                   $ 2,009,482      $ 2,533,262
================================================================================

6.   FINANCING AGREEMENTS
REVOLVING LINE-OF-CREDIT AND TERM LOAN FACILITY

WCI's bank loan facility provides for a maximum available credit limit of $10,000,000 with sublimits as defined. The loan facility matures on June 21, 2003, or upon demand and requires an annual facility fee of $27,500 plus an additional .5% of $3,000,000 if borrowings, at any time, exceed $5,500,000. The loan facility consists of 1) a term loan and a revolving line of credit with a combined borrowing limit of $8,500,000, bearing interest at the bank's prime rate (6.5% at August 31, 2001) and 2) a real estate advance facility with a maximum borrowing limit of $1,500,000 bearing interest at a fixed rate of 225 basis points over the bank's cost of funds at the date of disbursement.

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

At August 31, 2001, the loans were secured by a first lien on substantially all of WCI's assets. The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 1997, retain certain key employees, limit expenditures of Wegener Corporation to $600,000 per fiscal year, and is precluded from paying dividends. At August 31, 2001, the Company was in violation of the tangible net worth and Wegener Corporation annual spending limit covenants as to which the bank has granted a waiver. As a result of the covenant violations, the bank has the right to amend any terms of the loan facility. It is possible that the maximum available line of credit could be reduced, the annual facility fee could increase, and the interest rate on the term loan and the revolving line of credit could increase. The Company believes that it will be necessary to borrow on the line of credit during fiscal year 2002. While no assurances may be given, the Company believes that it will continue to be able to obtain waivers prior to requiring future borrowings on the line of credit. However, if the Company is unable to meet the minimum tangible net worth covenant or obtain a waiver, it may be required to obtain other debt or equity financing. The loan facility's outstanding balance under real property advances was $39,000 at August 31, 2001, and $505,000 at September 1, 2000, respectively. At August 31, 2001, $1,240,000, net of outstanding letters of credit in the amount of $2,878,000, was available to borrow under the accounts receivable and inventory advance formulas. No balances were outstanding under the accounts receivable and inventory advances at August 31, 2001. Additionally, Wegener Corporation guarantees the loan facility.

Wegener Corporation and Subsidiaries

LONG-TERM OBLIGATIONS
Long-term obligations consist of:

                                                    AUGUST 31,      September 1,
                                                       2001             2000
--------------------------------------------------------------------------------
Mortgage note, monthly principal $38,843 plus
   interest at 6.519% collateralized by real
   estate and cross collateralized under the
   loan facility                                   $    38,843      $   504,960
Other long-term obligations, collateralized
   by equipment                                         16,231           73,511
--------------------------------------------------------------------------------
                                                        55,074          578,471

Less current maturities                                (44,695)        (539,628)
--------------------------------------------------------------------------------

                                                   $    10,379      $    38,843
================================================================================

At August 31, 2001, other long-term obligations include a promissory note, bearing interest at 4.9% per annum, with monthly principal and interest payments of $543 through May 2004.

A summary of future maturities of long-term debt obligations follows:

                            Debt
                         Fiscal Year         Maturities
                    -----------------------------------------
                            2002              $44,695
                            2003                6,120
                            2004                4,259
                    -----------------------------------------
                           Total              $55,074
                    =========================================

The Company leases certain office and manufacturing facilities, vehicles and equipment under long-term non-cancelable operating leases that expire through fiscal 2005. Future minimum lease commitments are approximately as follows:
2002-$231,000;  2003-$229,000;  2004-$228,000; 2005-$118,000. Rent expense under all leases was approximately $273,000, $314,000, and $225,000 for fiscal years 2001, 2000, and 1999, respectively.

7.   INCOME TAXES
The provision for income tax expense (benefit) consists of the following:

                                            Year ended
     ----------------------------------------------------------------------
                        AUGUST 31,         September 1,        September 3,
                           2001                2000                1999
     ----------------------------------------------------------------------
     Current
        Federal        $        --         $  (262,000)        $   480,000
        State                   --            (123,000)             55,000
     ----------------------------------------------------------------------
                                --            (385,000)            535,000
     ----------------------------------------------------------------------
     Deferred
        Federal         (1,049,000)         (1,409,000)           (366,000)
        State              (63,000)           (101,000)            (44,000)
     ----------------------------------------------------------------------
                        (1,112,000)         (1,510,000)           (410,000)
     ----------------------------------------------------------------------
     Total             $(1,112,000)        $(1,895,000)        $   125,000
     ======================================================================

Wegener Corporation and Subsidiaries

The effective income tax rate differs from the U.S. federal statutory rate as follows:

                                                    Year ended
                                      -------------------------------------
                                      AUGUST 31,   September 1, September 3,
                                         2001          2000         1999
     ----------------------------------------------------------------------
     Statutory U.S. income tax rate    (34.0)%        (34.0)%        34.0%
     State taxes, net of federal
        benefits                        (1.3)          (3.0)          2.0
     Foreign sales corporation benefit    --             --          (5.0)
     Non-deductible expenses              .3             .2           4.3
     Expired tax credits, net             --            1.5            --
     Other, net                         (1.0)          (1.0)          1.7
     ----------------------------------------------------------------------
     Effective income tax rate         (36.0)%        (36.3)%        37.0%
     ======================================================================

Deferred tax assets and liabilities that arise as a result of temporary differences are as follows:

                                                    AUGUST 31,      September 1,
                                                       2001             2000
--------------------------------------------------------------------------------
Deferred tax assets (liabilities):
   Accounts receivable and inventory reserves      $ 1,860,000      $ 1,520,000
   Accrued expenses                                    347,000          338,000
   Net operating loss carryforwards                  1,183,000          404,000
   General business credit carryforwards               106,000          106,000
   AMT credit carryovers                               249,000          249,000
   Depreciation                                        114,000           64,000
   Capitalized software costs                         (340,000)        (463,000)
   Other                                               (84,000)         105,000
--------------------------------------------------------------------------------
Net deferred tax asset                             $ 3,435,000      $ 2,323,000
================================================================================
Consolidated balance sheet classifications:
   Current deferred tax asset                      $ 2,207,000      $ 1,858,000
   Noncurrent deferred tax asset                     1,228,000          465,000
--------------------------------------------------------------------------------
   Net deferred tax asset                          $ 3,435,000      $ 2,323,000
================================================================================

Net deferred tax assets increased $1,112,000 to $3,435,000 at August 31, 2001 from $2,323,000 at September 1, 2000. The increase was principally due to net operating loss carryforwards and increases in inventory reserves. Net deferred tax assets increased $1,510,000 to $2,323,000 at September 1, 2000 from $813,000 at September 3, 1999. The increase was principally due to net operating loss and tax credit carryforwards and increases in inventory reserves in fiscal 2000. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of further taxable income during the carryforward period are reduced.

At August 31, 2001, the Company had a federal net operating loss carryforward of $3,337,000, which expires in fiscal 2020 and fiscal 2021. Additionally, the Company had general business and foreign tax credit carryforwards of $106,000 expiring fiscal 2004 and an alternative minimum tax credit of $249,000.

No provision for deferred tax liability had been made on the undistributed earnings of the Foreign Sales Corporation as the earnings will not be remitted in the foreseeable future and are considered permanently invested. The amount of the unrecognized deferred tax liability for the undistributed earnings of $627,000 was approximately $213,000.

Wegener Corporation and Subsidiaries

8.   COMMON STOCK AND STOCK OPTIONS.
1998 INCENTIVE PLAN. On February 26, 1998, the stockholders approved the 1998 Incentive Plan (the "1998 Plan"). The Plan provides for awards of up to an aggregate of 1,000,000 shares of common stock which may be represented by (i) incentive or non-qualified stock options, (ii) stock appreciation rights (tandem and free-standing), (iii) restricted stock, (iv) deferred stock, or (v) performance units entitling the holder, upon satisfaction of certain performance criteria, to awards of common stock or cash. In addition, the 1998 Plan provides for loans and supplemental cash payments to persons participating in the Plan in connection with awards granted. Eligible participants include officers and other key employees, non-employee directors, consultants and advisors of the Company. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights may be not less than 100% of the fair market value on the date of grant or, in the case of an option granted to a 10% or greater stockholder, not less than 110% of the fair market value on the date of grant. The exercise price for any other option and stock appreciation rights shall be at least 75% of the fair market value on the date of grant. The exercise period for non-qualified stock options may not exceed ten years and one day from the date of the grant, and the expiration period for an incentive stock option or stock appreciation rights shall not exceed ten years from the date of the grant (five years for a 10% or greater stockholder). The 1998 plan contains an automatic option grant program to non-employee members of the Board of Directors. Such members will each be granted an option to purchase 2,000 shares of common stock on the last day of each December on which regular trading occurs on the NASDAQ Stock Market, at an exercise price equal to the fair market value of such stock on the date of grant. Such options will be exercisable during the period of ten years and one day from the date of grant of the option. The effective date of the 1998 plan is January 1, 1998 and the plan has a ten-year term. During fiscal 2001 options for 6,000 shares of common stock were granted at an exercise price of $.63 and options for 148,000 shares were forfeited. During fiscal 2000 options for 283,550 and 200,000 shares of common stock were granted with exercise prices of $2.31 and $5.63, respectively. At August 31, 2001, options for 550,450 shares of common stock were available for future issuance.

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

1988 INCENTIVE PLAN. On January 10, 1989, the stockholders approved the 1988 Incentive Plan providing to key employees other than directors of the Company, incentive awards consisting of common stock, performance units or stock appreciation rights payable in stock or cash, incentive or non-qualified stock options to purchase stock, or any combination of the above, together with supplemental cash payments. The aggregate number of shares issuable under the 1988 plan is 750,000 common shares. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights will be equal to 100% of the fair market value or, in the case of an option granted to a 10% or greater stockholder, l10% of the fair market value. The exercise price for any other option and stock appreciation rights shall be at least 85% of the fair market value on the date the option is granted. The exercise period for non-qualified stock options shall be ten years and one day from the date of the grant, and the expiration period for an incentive stock option or stock appreciation rights shall not exceed ten years from the date of the grant. During fiscal 2001 options for 12,750 shares of common stock were forfeited. During fiscal 1999, options for 105,000 shares of common stock with an exercise price of $2.00 were cancelled and reissued at an exercise price of $1.41. This plan terminated and expired December 1, 1998.

Wegener Corporation and Subsidiaries

A summary of stock option transactions for the above plans follows:

                                                                    Weighted
                                   Number.          Range of         Average
                                  of Shares      Exercise Prices  Exercise Price
--------------------------------------------------------------------------------
Outstanding at
 August 28, 1998                   736,000        $ .75 - 12.13       $ 1.63
   Granted or reissued             369,000          1.41 - 1.78         1.45
   Exercised                        (9,000)                1.44         1.44
   Forfeited or cancelled         (175,250)         1.44 -12.13         2.33
--------------------------------------------------------------------------------
Outstanding at
 September 3, 1999                 920,750        $  .75 - 1.78       $ l.43
   Granted                         483,550          2.31 - 5.63         3.68
   Exercised                      (174,500)         1.41 - 1.47         1.44
   Forfeited or cancelled          (41,000)                1.44         1.44
--------------------------------------------------------------------------------
Outstanding at
 September 1, 2000               1,188,800        $  .75 - 5.63       $ 2.35
   Granted                           6,000                  .63          .63
   Exercised                            --                   --           --
   Forfeited or cancelled         (160,750)         1.41 - 5.63         4.25
================================================================================
OUTSTANDING AT
 AUGUST 31, 2001                 1,034,050        $  .75 - 5.63       $ 2.04
AVAILABLE FOR ISSUE AT
 AUGUST 31, 2001                   550,450                   --           --
================================================================================
Options exercisable at
 AUGUST 31, 2001                   995,800        $  .75 - 5.63       $ 2.06
 September 1, 2000                 697,050        $  .75 - 5.63       $ 2.04
================================================================================

Weighted average fair value of options           Per Share          Aggregate
   granted during the year ended               Option Value           Total
--------------------------------------------------------------------------------
AUGUST 31, 2001                                   $   .34          $     2,040
September 1, 2000                                    1.33              370,009
September 3, 1999                                     .68              140,535
================================================================================

The weighted average remaining contractual life of options outstanding at August 31, 2001, was 4.1 years.

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

                                                 Year ended
                                 ------------------------------------------
                                  AUGUST 31,    September 1,   September 3,
                                     2001           2000           1999
     ----------------------------------------------------------------------
     Net earnings (loss)
        As Reported              $(1,976,301)   $(3,328,890)   $   213,273
        Pro Forma                 (2,154,540)    (3,690,941)        46,662
     ----------------------------------------------------------------------
     Earnings (loss) per share
        As Reported
           Basic                 $      (.17)   $      (.28)   $       .02
           Diluted                      (.17)          (.28)           .02
        Pro Forma
           Basic                        (.18)          (.31)           .00
           Diluted                      (.18)          (.31)           .00
     ======================================================================

Wegener Corporation and Subsidiaries

The fair value of stock options used to compute pro forma net earnings (loss) and earnings (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000, and 1999: no dividend yield for all years; expected volatility of 80% in 2001, 75% in 2000, and 50% in 1999; a risk free interest rate of 5.0% in 2001, 6.3% in 2000, and 5.0% in 1999; and an expected option life of 3.0 years in 2001, 3.9 years in 2000, and 3.3 years in 1999.

At August 31, 2001, options for 402,500 shares of common stock at a weighted average exercise price of $1.54, are deemed to be variable stock options. These options require the recognition of compensation expense based on the difference between the exercise price and the fair market value of the stock at the end of a reporting period. For the year ended August 31, 2001, a non-cash compensation benefit of $488,000 was included in selling, general and administrative expenses. For the year ended September 1, 2000, a non-cash compensation expense of $489,000 was included in selling, general and administrative expenses. During the fourth quarter of fiscal 2001 tax reimbursement features were removed from common stock options. As a result, future SG&A expenses will not be subject to variable stock option compensation adjustments.

On January 25, 2000, the Company entered into an agreement with RCG Capital Markets Group, Inc. to provide a national financial relations program. The agreement was for an eighteen month period and provided for a monthly fee of $6,000 and stock options for 200,000 shares of Wegener Corporation common stock exercisable for a period of five years from the date of grant at $5.625 per share. Fifty percent of the options granted vested upon execution of the agreement with the balance vesting upon completion of agreed upon performance criteria. Pursuant to the agreement, the Company has granted certain registration rights to RCG covering the shares underlying the options. In accordance with EITF Issue No. 96-18 and SFAS No. 123, the fair value of the stock options calculated at the grant date using the Black-Scholes option pricing model amounted to $445,000. The fair value was a scheduled non-cash charge to earnings over the eighteen month term of the agreement. During fiscal 2001, options for 100,000 shares of common stock were forfeited upon expiration of the agreement. The fair value of the forfeited options amounting to $222,000 was credited to selling, general, and administrative expenses in the fourth quarter of fiscal 2001. For the year ended August 31, 2001, a net charge of $47,000 was included in selling, general, and administrative expenses. For the year ended September 1, 2000, charges of $175,000 were included in selling, general and administrative expenses. At August 31, 2001, options for 100,000 shares were vested and outstanding.

OTHER OPTIONS, AWARDS AND WARRANTS. During fiscal 1999, options for 22,500 common shares, with an exercise price of $2.44 per share expired. In addition, stock awards issued under the 1988 Incentive Plan of 12,500 shares remained outstanding at August 31, 2001.

STOCK REPURCHASE PROGRAM. On January 28, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of its common stock. As of August 31, 2001, the Company had repurchased an aggregate of 485,500 shares of its common stock in open market transactions at an average price of $2.27. The stock repurchase program was not renewed by the Board of Directors on January 23, 2001, and no common stock was repurchased during fiscal 2001.

Wegener Corporation and Subsidiaries

9.   EMPLOYEE BENEFIT PLANS
WCI has a profit-sharing plan covering substantially all employees. Amounts to be contributed to the plan each year are determined at the discretion of the Board of Directors subject to legal limitations. No contributions were declared for fiscal years 2001, 2000, and 1999.

Eligible WCI employees are permitted to make contributions, up to certain regulatory limits, to the plan on a tax deferred basis under Section 401(k) of the Internal Revenue Code. The plan provides for a minimum company matching contribution on a quarterly basis at the rate of 25% of employee contributions with a quarterly discretionary match. During fiscal years 2001, 2000, and 1999, an additional discretionary matching contribution of 25% of employee contributions was made for all quarters. All matching contributions are in the form of Company stock or cash at the discretion of the Company's Board of Directors. Matching Company contributions in the form of common stock were approximately $188,000 in fiscal 2001, $198,000 in fiscal 2000, and $176,000 in fiscal 1999.

10.  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS
During 1999, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on these standards the Company has determined that it operates in a single operating segment: the manufacture and sale of satellite communications equipment.

In this single operating segment the Company has three sources of revenues as follows:

                                                    Year ended
                                      -------------------------------------
                                      AUGUST 31,   September 1, September 3,
                                         2001          2000         1999
     ----------------------------------------------------------------------
     Direct Broadcast Satellite    $18,038,738   $19,478,042   $21,500,769
     Telecom and Custom Products     1,779,988     2,984,593     3,007,288
     Service                           514,173       431,679       751,098
     ----------------------------------------------------------------------
                                   $20,332,899   $22,894,314   $25,259,155
     ======================================================================

Revenues by geographic areas are as follows:

                                                    Year ended
                                      -------------------------------------
                                      AUGUST 31,   September 1, September 3,
                                         2001          2000         1999
     ----------------------------------------------------------------------
     Geographic Area
        United States              $17,539,328   $18,744,547   $21,765,145
        Canada                         111,096        41,747     1,585,004
        Europe                       1,074,642     1,619,724     1,136,041
        Asia                           122,762        63,242        66,420
        Latin America and Mexico     1,366,070     2,059,456       617,146
        Other                          119,001       365,598        89,399
     ----------------------------------------------------------------------
                                   $20,332,899   $22,894,314   $25,259,155
     ======================================================================

Revenues attributed to geographic areas are based on the location of the customer. All of the Company's long-lived assets are located in the United States.

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network, and data communications industries. In fiscal 2001 and fiscal 1999, one customer and its affiliates accounted for 34.7% and 19.2% of revenues, respectively. In fiscal 2000, two different customers accounted for 16.2% and 11.1% of revenues, respectively. These customers represent revenues principally within the Direct Broadcast Satellite product line. At

Wegener Corporation and Subsidiaries

August 31, 2001, two customers accounted for more than 10% of the Company's accounts receivable. At September 1, 2000, four customers accounted for more than 10% of the Company's accounts receivable. When deemed appropriate, the Company uses letters-of-credit and credit insurance to mitigate the credit risk associated with foreign sales.

11.  STATEMENT OF CASH FLOWS
Interest payments were approximately $70,000, $88,000, and $159,000, for fiscal years 2001, 2000, and 1999, respectively. Income tax refunds received in fiscal 2001 were $532,000. No income taxes were paid in 2000. Income taxes paid in 1999 were $253,000. Non-cash financing activities in fiscal 2001 included: 1) 211,883 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $188,000, 2) non-cash stock option compensation benefit of $488,000, and 3) fair value of stock options granted for services valued at $47,000. Non-cash financing activities in fiscal 2000 included: 1) 75,488 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $198,000, 2) non-cash stock option compensation expense of $489,000, and 3) stock options for 200,000 shares of common stock granted in exchange for financial relations services to be provided over an eighteen month period. The options were valued at $445,000 and were expensed over the eighteen month period. During fiscal 2000, $175,000 related to the option value was charged to selling, general, and administrative expenses.

12.  COMMITMENTS
During the second quarter of fiscal 2001, the Company entered into a manufacturing and purchasing agreement for certain finished goods inventories. The agreement is a firm commitment by the Company to purchase, over a twelve-month period, amounts ranging from approximately $2,565,000 to $3,287,000 depending on actual products purchased. Pursuant to the agreement, at August 31, 2001, the Company had outstanding purchase commitments of $1,192,000. In addition, the Company entered into a cancelable manufacturing and purchasing agreement for finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,621,000 at August 31, 2001. Subsequent to August 31, 2001, the Company committed to an additional $973,000 of inventory purchases. Pursuant to the above agreements, at August 31, 2001, the Company had outstanding letters of credit in the amount of $2,878,000.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          Quarter
                               -------------------------------------------------------------   -------------
                                   First          Second           Third          Fourth           Year
                               -------------------------------------------------------------   -------------
FISCAL 2001
   REVENUE                     $  4,997,581    $  3,766,210    $  5,364,599    $  6,204,509    $ 20,332,899
   GROSS PROFIT                     781,184         468,900       1,380,886       1,702,940       4,333,910
   OPERATING INCOME (LOSS)         (952,105)     (1,909,146)       (665,388)        426,792      (3,099,847)
   NET EARNINGS (LOSS)             (584,257)     (1,226,241)       (435,837)        270,034      (1,976,301)
   EARNINGS (LOSS) PER SHARE
      BASIC                           (0.05)          (0.10)          (0.04)           0.02           (0.17)
      DILUTED                         (0.05)          (0.10)          (0.04)           0.02           (0.17)

Fiscal 2000
   Revenue                     $  7,014,503    $  7,170,016    $  4,585,371    $  4,124,424    $ 22,894,314
   Gross profit                   2,326,600       2,560,353         250,356        (273,321)      4,818,988
   Operating income (loss)         (340,160)     (2,257,041)       (420,134)     (2,452,067)     (5,469,402)
   Net earnings (loss)             (166,809)     (1,401,384)       (191,332)     (1,569,365)     (3,328,890)
   Earnings (loss) per share
      Basic                           (0.02)          (0.12)          (0.02)          (0.13)          (0.28)
      Diluted                         (0.02)          (0.12)          (0.02)          (0.13)          (0.28)

The first quarter of fiscal 2001 includes a variable stock option conpensation benefit of $484,400. During fiscal 2000 variable stock option compensation expenses (benefits) were recorded as follows: first quarter - $376,000; second quarter - $2,542,000; third quarter - $(2,289,000); fourth quarter - $(140,000).

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

/s/ C. Troy Woodbury, Jr.

C. Troy Woodbury, Jr.
Treasurer and Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of Wegener Corporation
Duluth, Georgia

     We have audited the accompanying consolidated balance sheets of Wegener Corporation and subsidiaries as of August 31, 2001, and September 1, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of three years in the period ended August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wegener Corporation and subsidiaries as of August 31, 2001, and September 1, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2001 in conformity with generally accepted accounting principles.

                                        /s/ BDO Seidman, LLP

Atlanta, Georgia                        BDO Seidman, LLP
October 19, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information contained under the caption "ELECTION OF DIRECTORS" in the Proxy Statement pertaining to the January 22, 2002 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference in partial response to this item. See also Item 1. "Business - Executive Officers of the Registrant" on page 8 of this Report.

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

Consolidated Balance Sheets - August 31, 2001, and September 1, 2000.

Consolidated Statements of Operations - Years ended August 31, 2001, September 1, 2000, and September 3, 1999.

Consolidated Statements of Shareholders' Equity - Years ended August 31, 2001, September 1, 2000, and September 3, 1999.

Consolidated Statements of Cash Flows Years - ended August 31, 2001, September 1, 2000, and September 3, 1999.

Notes to Consolidated Financial Statements.

Report of Independent Certified Public Accountants.

     Separate financial statements of the Registrant have been omitted because the Registrant is primarily a holding company and all subsidiaries included in the consolidated financial statements are wholly-owned.

     (a) (2) The following consolidated financial statements schedule for Wegener Corporation and subsidiaries, and the related Report of Independent Certified Public Accountants are included herein, beginning on page 40:

               Schedule II-Valuation and Qualifying Accounts Years ended August 31, 2001, September 1, 2000, and September 3, 1999.

     (a) (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on pages 41 and 42.

     (b) There were no reports on Form 8-K filed for the Quarter ended August 31, 2001.

     (c)       See Part IV, Item 14(a)(3).

     (d)       Not applicable.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of Wegener Corporation
Duluth, Georgia

     The audits referred to in our report dated October 19, 2001, relating to the consolidated financial statements of Wegener Corporation and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                        /s/ BDO Seidman, LLP

Atlanta, Georgia                        BDO Seidman, LLP
October 19, 2001

                                   SCHEDULE II
                      WEGENER CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                             Balance at    Charged to                               Balance at
                                             Beginning     Costs and                                End of
                                             of Period     Expenses    Write-offs    Recoveries     Period
                                             ---------     --------    ----------    ----------     ------
Allowance for doubtful account receivable:

YEAR ENDED AUGUST 31, 2001                   $  165,578   $  120,000   $  (45,136)   $   64,579   $  305,021

Year ended September 1, 2000                 $  172,585   $   45,000   $  (58,748)   $    6,741   $  165,578

Year ended September 3, 1999                 $  256,991   $   40,000   $ (124,406)   $       --   $  172,585

Inventory Reserves:

YEAR ENDED AUGUST 31, 2001                   $3,444,494   $1,325,000   $ (613,000)   $       --   $4,156,494

Year ended September 1, 2000                 $2,198,494   $1,246,000   $       --    $       --   $3,444,494

Year ended September 3, 1999                 $1,439,520   $  750,000   $       --    $    8,974   $2,198,494

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

Exhibit Number      Description of Document
--------------      -----------------------
*3.1                By-Laws (Reg. No. 2-81795, Exhibits 3(a) and 3(b)).

*3.2 Certificate of Incorporation as amended through May 4, 1989, (1989 10-K, filed November 30, 1989, Exhibit 3.2).

*3.3 Amendment to Certificate of Incorporation (1997 10-Q, filed June 27, 1997, Exhibit 3.1).

*4.0 See By-Laws and Certificate of Incorporation, Exhibits 3.1 and 3.2. See Articles II and VIII of the By-Laws and Article IV of the Certificate.

*4.1 Loan and Security Agreement and Demand Note dated June 5, 1996, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $8,500,000 combined revolving credit note and term note (1996 10-K, filed November 27, 1996, Exhibit 4.1).

*4.3 Promissory Note dated April 8, 1996, in favor of Lyon Credit Corporation and Wegener Communications, Inc. in the principal amount of $600,000 (1996 10Q, filed July 11, 1996,
                    Exhibit 4.1).

*4.5 Loan and Security Agreement - First Amendment dated August 4, 1998, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $10,000,000 combined revolving credit note and term note.

 4.6 Loan and Security Agreement - Third Amendment dated December 11, 2000, by and between Wegener Communications, Inc., and LaSalle National Bank respecting $10,000,000 combined revolving credit note and term note. (2001 10-Q filed April 16, 2001, Exhibit 4.1.)

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

Exhibit Number      Description of Document
--------------      -----------------------
*10.1               1988  Incentive  Plan (1989 10-K,  filed  November 30, 1989,
                    Exhibit 10.2).

*10.2 License Agreement, Distributorship and Supply Agreement, and Purchase Pooling and Warehouse Agreement dated May 28, 1994, by and between Wegener Communications, Inc. and Cross Technologies, Inc. (1995 10-K, filed December 15, 1994,
                    Exhibit 10.4).

*10.3 Wegener Communications, Inc. Profit Sharing Plan and Trust dated January 1, 1982, amended and restated as of January 1, 1984. (1987 10-K, dated and filed November 25, 1987, Exhibit 10.14).

*10.4 1989 Directors' Incentive Plan (1990 10-K, filed November 29, 1990, Exhibit 10.9).

*10.4.1             Amendment  to  1989   Directors'  Incentive  Plan  effective
                    February 1, 1995, (1995 10-K, filed December 13, 1996).

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

WEGENER CORPORATION
Date:  November 29, 2001                By /s/ Robert A. Placek
                                        -----------------------------------
                                           Robert A. Placek
                                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 19th day of November 2001.

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

 /s/ James T. Traicoff           Controller
---------------------------
James T. Traicoff

 /s/ James H. Morgan, Jr.        Director
---------------------------
James H. Morgan, Jr.

 /s/ Joe K. Parks                Director
---------------------------
Joe K. Parks

 /s/ Thomas G. Elliot            Director
---------------------------
Thomas G. Elliot

DIRECTORS                          INDEPENDENT CERTIFIED                  QUARTERLY COMMON
Robert A. Placek                   PUBLIC ACCOUNTANTS                     STOCK PRICES
Chairman of the Board,             BDO Seidman, LLP                       The Company's common stock is traded
President and Chief                285 Peachtree Center Avenue            on the NASDAQ Small-Cap Market.
Executive Officer                  Suite 800                              The quarterly ranges of high and low
Wegener Corporation                Atlanta, Georgia 30303-1230            closing sale prices for fiscal 2001
                                                                          and 2000 were as follows:
James H. Morgan, Jr., Esq.         TRANSFER AGENT
Partner                            Securities Transfer Corporation                              High      Low
Smith, Gambrell & Russell, LLP     2591 Dallas Parkway                    -------------------------------------
                                   Suite 102                              FISCAL YEAR ENDING AUGUST 31, 2001
C. Troy Woodbury, Jr.              Frisco, Texas 75034
Treasurer and Chief                                                       First Quarter        $2.44     $ .78
Financial Officer                  CORPORATE
Wegener Corporation                HEADQUARTERS                           Second Quarter        1.56       .56
                                   11350 Technology Circle
Keith N. Smith                     Duluth/Atlanta, Georgia 30097-1502     Third Quarter         1.20       .68
President, Wegener
Communications, Inc.               ANNUAL MEETING                         Fourth Quarter        1.20       .66
                                   The annual meeting of stockholders     -------------------------------------
Joe K. Parks                       will be held on January 22, 2002 at
Retired, Previously                7:00 p.m. at the Corporate             FISCAL YEAR ENDING SEPTEMBER 1, 2000
Laboratory Director,               Headquarters.
Systems Development Laboratory                                            First Quarter        $3.44     $1.63
Georgia Tech Research Institute    COMMON STOCK NASDAQ
Georgia Institute of Technology    NASDAQ Small-Cap Market Symbol:        Second Quarter        8.19      2.13
                                   WGNR
Thomas G. Elliot                                                          Third Quarter         8.00      2.00
Senior Vice President of           FORM 10-K REPORT
Technical Projects                 Wegener Corporation's Annual Report    Fourth Quarter        3.41      1.44
CableLabs                          on Form 10-K, filed with the           -------------------------------------
                                   Securities and Exchange Commission,
OFFICERS                           is available free of charge by         The Company had approximately 389*
Robert A. Placek                   written request to:                    shareholders of record at November 14,
Chairman of the Board,                Elaine Miller, Secretary            2001. The Company has never paid
President and Chief                   Investor Relations                  cash dividends on its common stock and
Executive Officer                     Wegener Corporation                 does not intend to pay cash dividends
                                      11350 Technology Circle             in the foreseeable future.
Keith N. Smith                        Duluth, Georgia 30097-1502          *(This number does not reflect
President, Wegener                                                        beneficial ownership of shares held in
Communications, Inc.               WEB SITE                               nominee names).
                                   HTTP://WWW.WEGENER.COM
C. Troy Woodbury, Jr.
Treasurer and Chief
Financial Officer

James T. Traicoff
Controller