Form 10-Q
period 2001-11-30
WEGENER CORP
filed 2002-01-14
CIK 715073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

                                       OR

     [x]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

          YES   X                                      NO
              -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock:


Common Stock, $.01 par value                             12,157,563 Shares
----------------------------                       -----------------------------
           Class                                   Outstanding December 31, 2001

                      WEGENER CORPORATION AND SUBSIDIARIES
                FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2001

                                      INDEX

                                                                         PAGE(S)
                                                                         -------
PART I.  Financial Information

  Item 1.  Consolidated Financial Statements

             Introduction .................................................... 3

             Consolidated Statements of Operations
             (Unaudited) - Three Months Ended
             November 30, 2001 and December 1, 2000 .......................... 4

             Consolidated Balance Sheets - November 30,
             2001 (Unaudited) and August 31, 2001 ............................ 5

             Consolidated Statements of Shareholders' Equity
             (Unaudited) -  Three Months Ended November 30,
             2001 and December 1, 2000 ....................................... 6

             Consolidated Statements of Cash Flows
             (Unaudited) - Three Months Ended November 30,
             2001 and December 1, 2000 ....................................... 7

             Notes to Consolidated Financial
             Statements (Unaudited) ....................................... 8-11

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................... 12-14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 15


PART II. Other Information

  Item 1.  None
  Item 2.  None
  Item 3.  None
  Item 4.  None
  Item 5.  None
  Item 6.  Exhibits and Reports on Form 8-K ................................. 16

           Signatures ....................................................... 17

PART I.  FINANCIAL INFORMATION                    ITEM 1.  FINANCIAL STATEMENTS
------------------------------                    -----------------------------

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of November 30, 2001; the consolidated statements of shareholders' equity as of November 30, 2001 and December 1, 2000; the consolidated statements of operations for the three months ended November 30, 2001 and December 1, 2000; and the consolidated statements of cash flows for the three months ended November 30, 2001 and December 1, 2000 have been prepared without audit. The consolidated balance sheet as of August 31, 2001 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended August 31, 2001, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three months ended
                                                 NOVEMBER 30,       December 1,
                                                     2001              2000
--------------------------------------------------------------------------------

Revenue                                          $  6,032,616      $  4,997,581
--------------------------------------------------------------------------------

Operating costs and expenses
   Cost of products sold                            4,066,722         4,216,397
   Selling, general, and administrative             1,077,065         1,007,219
   Research and development                           663,845           726,070
--------------------------------------------------------------------------------

Operating costs and expenses                        5,807,632         5,949,686
--------------------------------------------------------------------------------

Operating income (loss)                               224,984          (952,105)
   Interest expense                                   (18,086)          (13,242)
   Interest income                                      2,267            45,090
--------------------------------------------------------------------------------

Earnings (loss) before income taxes                   209,165          (920,257)

Income tax expense (benefit)                           77,000          (336,000)
--------------------------------------------------------------------------------

Net earnings (loss)                              $    132,165      $   (584,257)
================================================================================

Net earnings (loss) per share:
   Basic                                         $        .01      $       (.05)
   Diluted                                       $        .01      $       (.05)
================================================================================
Shares used in per share calculation
   Basic                                           12,085,008        11,855,517
   Diluted                                         12,100,664        11.855,517
================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                 NOVEMBER 30,       August 31,
                                                     2001              2001
--------------------------------------------------------------------------------
ASSETS                                            (UNAUDITED)

Current assets
   Cash and cash equivalents                     $  1,571,235      $  1,926,723
   Accounts receivable                              1,775,767         1,076,420
   Inventories                                      7,556,102         7,485,883
   Deferred income taxes                            2,209,000         2,207,000
   Other                                               78,589           134,095
--------------------------------------------------------------------------------

      Total current assets                         13,190,693        12,830,121

Property and equipment, net                         3,494,555         3,664,292
Capitalized software costs, net                       818,924           895,442
Deferred income taxes                               1,149,000         1,228,000
Other assets                                           29,337            42,617
--------------------------------------------------------------------------------

                                                 $ 18,682,509      $ 18,660,472
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                              $  1,633,150      $  1,694,923
   Accrued expenses                                 1,976,993         2,009,482
   Customer deposits                                  794,033           813,125
   Current maturities of long-term obligations          4,427            44,695
--------------------------------------------------------------------------------

      Total current liabilities                     4,408,603         4,562,225

Long-term obligations, less current maturities         10,379            10,379
--------------------------------------------------------------------------------

      Total liabilities                             4,418,982         4,572,604
--------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
   Common stock, $.01 par value; 20,000,000
     shares authorized; 12,314,575 shares
     issued                                           123,146           123,146
   Additional paid-in capital                      19,653,203        19,751,694
   Deficit                                         (5,077,245)       (5,209,410)
   Less treasury stock, at cost                      (435,577)         (577,562)
--------------------------------------------------------------------------------

      Total shareholders' equity                   14,263,527        14,087,868
--------------------------------------------------------------------------------

                                                 $ 18,682,509      $ 18,660,472
================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                Common Stock          Additional                            Treasury Stock
                                                ------------           Paid-in                              --------------
                                           Shares        Amount         Capital         Deficit          Shares         Amount
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 1, 2000             12,314,575   $    123,146   $ 20,324,568    $ (3,233,109)        481,471    $ (1,037,507)

   Treasury stock reissued through
     stock options and 401(k) plan               --             --        (20,039)             --         (32,374)         69,762
   Value of stock options granted
     for services                                --             --         74,094              --              --              --
   Value of stock
     option compensation                         --             --       (345,000)             --              --              --
   Net loss for the three months                 --             --             --        (584,257)             --              --
----------------------------------------------------------------------------------------------------------------------------------

BALANCE at December 1, 2000              12,314,575   $    123,146   $ 20,033,623    $ (3,817,366)        449,097    $   (967,745)
==================================================================================================================================

Balance at August 31, 2001               12,314,575   $    123,146   $ 19,751,694    $ (5,209,410)        269,588    $   (577,562)

   Treasury stock reissued through
     stock options and 401(k) plan               --             --        (98,491)             --         (66,274)        141,985
   Net earnings for the three months             --             --             --         132,165              --              --
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT NOVEMBER 30, 2001             12,314,575   $    123,146   $ 19,653,203    $ (5,077,245)        203,314    $   (435,577)
==================================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three months ended
                                                     NOVEMBER 30,   December 1,
                                                         2001          2000
--------------------------------------------------------------------------------

CASH USED FOR OPERATING ACTIVITIES
   Net earnings (loss)                               $   132,165    $  (584,257)
   Adjustments to reconcile net earnings (loss) to
      cash used for operating activities
      Depreciation and amortization                      434,813        430,656
      Issuance of treasury stock for
         compensation expenses                            36,794         49,723
      Other non-cash expenses                                 --         74,094
      Non-cash stock option compensation                      --       (484,000)
      Provision for bad debts                             30,000         25,000
      Provision for inventory reserves                   100,000        250,000
      Provision for deferred income taxes                 77,000       (336,000)
   Changes in assets and liabilities
         Accounts receivable                            (729,347)       404,151
         Inventories                                    (170,219)      (155,397)
         Other assets                                     55,506        (62,344)
         Accounts payable and accrued expenses           (94,262)      (333,593)
         Customer deposits                               (19,092)        72,276
--------------------------------------------------------------------------------

                                                        (146,642)      (649,691)
--------------------------------------------------------------------------------

CASH USED FOR INVESTMENT ACTIVITIES
   Property and equipment expenditures                   (55,256)       (82,499)
   Capitalized software additions                       (120,022)      (100,000)
--------------------------------------------------------------------------------

                                                        (175,278)      (182,499)
--------------------------------------------------------------------------------

CASH USED FOR FINANCING ACTIVITIES
   Repayment of long-term debt and capitalized
      lease obligation                                   (40,268)      (140,644)
   Proceeds from stock options exercised                   6,700             --
--------------------------------------------------------------------------------

                                                         (33,568)      (140,644)
--------------------------------------------------------------------------------

Decrease in cash and cash equivalents                   (355,488)      (972,834)
Cash and cash equivalents, beginning of period         1,926,723      2,072,853
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period             $ 1,571,235    $ 1,100,019
================================================================================
Supplemental disclosure of cash flow information:
   Cash paid (received) during the three months for:
      Interest                                       $    18,086    $    13,242
      Income taxes                                   $   (99,440)   $        --
================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

The  significant  accounting  policies  followed by the Company are set forth in
Note 1 to the Company's audited consolidated financial statements included in the annual report on Form 10-K for the year ended August 31, 2001.

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

FISCAL YEAR

The Company uses a fifty-two, fifty-three week year. The fiscal year ends on the Friday closest to August 31. Fiscal years 2002 and 2001 each contain fifty-two weeks.


NOTE 2  ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

                                                 NOVEMBER 30,       August 31,
                                                     2001              2001
--------------------------------------------------------------------------------
                                                  (UNAUDITED)

Accounts receivable - trade                      $  1,990,295      $  1,237,403
Recoverable income taxes                                   --                --
Other receivables                                     119,338           144,038
--------------------------------------------------------------------------------
                                                    2,109,633         1,381,441

Less allowance for
   doubtful accounts                                 (333,866)         (305,021)
--------------------------------------------------------------------------------
                                                 $  1,775,767      $  1,076,420
================================================================================

NOTE 3  INVENTORIES

Inventories are summarized as follows:

                                                 NOVEMBER 30,       August 31,
                                                     2001              2001
--------------------------------------------------------------------------------
                                                  (UNAUDITED)

Raw material                                     $  2,756,284      $  3,097,056
Work-in-process                                     5,017,177         5,332,635
Finished goods                                      3,744,255         3,212,686
--------------------------------------------------------------------------------
                                                   11,517,716        11,642,377

Less inventory reserves                            (3,961,614)       (4,156,494)
--------------------------------------------------------------------------------

                                                 $  7,556,102      $  7,485,883
================================================================================

During the first quarter of fiscal 2002 inventory reserves were increased by charges to cost of sales of $100,000 and were reduced by inventory write-offs of $295,000. The Company's inventory reserve of approximately $3,962,000 at November 30, 2001 is to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should the Company's sales efforts not be successful.

NOTE 4  INCOME TAXES

For the three months ended November 30, 2001, income tax expense of $77,000 was comprised of a deferred federal and state income tax expense of $71,000 and $6,000, respectively. Net deferred tax assets decreased $77,000 to $3,358,000 principally due to decreases in net operating loss carryforwards in the first quarter. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of further taxable income during the carryforward period are reduced.

At November 30, 2001, the Company had a federal net operating loss carryforward of approximately $3,046,000, which expires in fiscal 2020 and fiscal 2021. Additionally, the Company had general business and foreign tax credit carryforwards of $106,000 expiring fiscal 2004 and an alternative minimum tax credit of $249,000.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 5  EARNINGS PER SHARE (UNAUDITED)

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per share computations. The calculation of earnings per share is subject to rounding differences.

                                        ------------------------------------------------------------------------------
                                                   NOVEMBER 30, 2001                        DECEMBER 1, 2000
                                        ------------------------------------------------------------------------------
                                                                       PER                                       Per
                                         EARNINGS        SHARES       SHARE      Earnings         Shares        share
                                        (NUMERATOR)  (DENOMINATOR)    AMOUNT    (Numerator)   (Denominator)     amount
                                        ------------------------------------------------------------------------------
Net earnings (loss)                     $  132,165                              $ (584,257)
                                        ------------------------------------------------------------------------------
Basic earnings (loss) per share:
   Net earnings (loss) available
      to common shareholders            $  132,165     12,085,008     $ .01     $ (584,257)     11,855,517     $(0.05)
                                        ==============================================================================
Effect of dilutive potential
   common shares:
      Stock options                             --         15,656                        --             --
                                        ------------------------------------------------------------------------------
Diluted earnings (loss) per share:
   Net earnings (loss) available
      to common shareholders            $  132,165     12,100,664     $ .01     $ (584,257)     11,855,517     $(0.05)
                                        ==============================================================================

Stock options which were excluded from the diluted net earnings (loss) per share calculation due to their anti-dilutive effect are as follows:

                                                     Three months ended
                                           -------------------------------------
                                              NOVEMBER 30,         December 1,
                                                  2001                2000
                                           -------------------------------------
          Common stock options:
             Number of shares                     1,011,550           1,188,800
             Range of exercise prices      $. 75 to   $5.63      $ .75 to $5.63
                                           ====================================

NOTE 6  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS (UNAUDITED)

In accordance with Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company operates within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment the Company has three sources of revenues as follows:

                                                     Three months ended
                                           -------------------------------------
                                              NOVEMBER 30,         December 1,
                                                  2001                2000
                                           -------------------------------------
          Product Line
             Direct Broadcast Satellite       $ 5,603,053          $ 4,099,500
             Telecom and Custom Products          273,576              756,718
             Service                              155,987              141,363
                                           -------------------------------------
                                              $ 6,032,616          $ 4,997,581
                                           =====================================

Revenues by geographic areas are as follows:

                                                     Three months ended
                                           -------------------------------------
                                              NOVEMBER 30,         December 1,
                                                  2001                2000
                                           -------------------------------------
          Geographic Area
             United States                   $  5,596,129          $ 3,166,781
             Latin America                        286,443            1,087,370
             Europe                                35,985              686,083
             Other                                114,059               57,347
                                           -------------------------------------
                                             $  6,032,616          $ 4,997,581
                                           =====================================

All of the Company's long-lived assets are located in the United States.

Customers representing 10% or more of the respective periods' revenues are as follows:

                                                     Three months ended
                                           -------------------------------------
                                              NOVEMBER 30,         December 1,
                                                  2001                2000
                                           -------------------------------------

             Customer 1                          30.6%                 (a)
             Customer 2                          17.4%                 (a)
             Customer 3                          17.2%                 (a)
             Customer 4                           (a)                 20.1%
             Customer 5                           (a)                 13.0%
             Customer 6                           (a)                 11.9%

          (a)  Revenues for the period were less than 10% of total revenues.

NOTE 7  COMMITMENTS

During the second quarter of fiscal 2001, the Company entered into a manufacturing and purchasing agreement for certain finished goods inventories. The agreement committed the Company to purchase, over a twelve-month period, amounts ranging from approximately $2,565,000 to $3,287,000 depending on actual products purchased. Pursuant to the agreement, at November 30, 2001, the amount of remaining purchase commitments ranged from $1,029,000 to $1,320,000. In addition, the Company entered into a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,297,000 at November 30, 2001. Pursuant to the above agreements, at November 30, 2001, the Company had outstanding letters of credit in the amount of $1,297,000.

WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1. of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended August 31, 2001 contained in the Company's 2001 Annual Report on Form 10-K.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, future business or product development plans, research and development activities, capital spending, financing sources or capital structure, the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, material availability, new and existing well-capitalized competitors, and other uncertainties detailed in the Company's Form 10-K for the year ended August 31, 2001 and from time to time in the Company's periodic Securities and Exchange Commission filings.

The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries.

RESULTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 1, 2000

The operating results for the three month period ended November 30, 2001, were net earnings of $132,000 or $0.01 per share compared to a net loss of $(584,000) or $(0.05) per share for the three month period ended December 1, 2000.

REVENUES - The Company's revenues for the first quarter of fiscal 2002 increased $1,035,000 or 20.7% to $6,033,000 from $4,998,000 for the same period in fiscal
2001.

Direct Broadcast Satellite (DBS) revenues (including service revenues) increased $1,518,000 or 35.8%, in the first quarter of fiscal 2002 to $5,759,000 from $4,241,000 for the same period in fiscal 2001. The increase in revenues was a result of a high backlog of orders at the beginning of fiscal 2002 compared to the beginning of fiscal 2001. Initial shipments of network equipment began in the first quarter of fiscal 2002 to Roberts Communications to provide television coverage of horseracing to off-track betting venues throughout the United States. Shipments of digital receivers, which initially began in the fourth quarter of fiscal 2001 on a multi-year contract to provide programming to network subscribers, continued throughout the first quarter of fiscal 2002. Shipments of digital receivers were completed to FOX Digital and FOX Sports Net for their broadcast and cable television networks. Telecom and Custom Products Group revenues decreased $483,000 or 63.8% to $274,000 in the first quarter of fiscal 2002 from $757,000 in the first quarter of fiscal 2001. The decrease was mainly due to lower levels of shipments of cable television headend products to distributors as a result of a slowdown in purchases by the major cable television operators. Major cable television operators were adversely affected by a tightening of credit availability to the telecommunications industry, a drop in market capitalization for the sector, and an over building of capacity which resulted in delaying capital spending decisions. For the three months ended November 30, 2001, three customers accounted for 30.6%, 17.4% and 17.2% of revenues, respectively. For the three months ended December 1, 2000, three other customers accounted for 20.2%, 13.1% and 12.0% of revenues, respectively. The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI's backlog was approximately $17.2 million at November 30, 2001, compared to $19.0 million at August 31, 2001, and $16.1 million at December 1, 2000.

GROSS PROFIT MARGINS - The Company's gross profit margin percentages were 32.6% for the three month period ended November 30, 2001, compared to 15.6% for the three month period ended December 1, 2000. Gross profit margin dollars increased $1,185,000 for the three month period ended November 30, 2001 from the same period ended December 1, 2000. The increases in margin dollars and percentages were mainly due to: 1) higher revenue during the period which resulted in lower unit fixed overhead costs, 2) a reduction in manufacturing labor and overhead costs as a result of the Company's cost reduction and restructuring programs initiated in fiscal 2001, and 3) lower offshore contract manufacturing costs of certain DBS products. Profit margins in the first quarter of fiscal 2002 included inventory reserve charges of $100,000 compared to $250,000 for the same period of fiscal 2001.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative (SG&A) expenses increased $70,000 or 6.9% to $1,077,000 in the first quarter of fiscal 2002 from $1,007,000 in the first quarter of fiscal 2001. During the fourth quarter of fiscal 2001 tax reimbursement features were removed from common stock options. As a result, SG&A expenses in the first quarter of fiscal 2002 were not subject to variable stock option compensation adjustments compared to a benefit of $484,000 in the first quarter of fiscal 2001. Excluding this benefit, SG&A decreased $414,000, or 27.8%, in the first three months of fiscal 2002 compared to the same period of fiscal 2001. Decreases in SG&A expenses included decreases in corporate professional fees principally associated with a national financial relations program that was discontinued during the fourth quarter of fiscal 2001, lower sales and marketing compensation expenses, lower administrative compensation expense, lower travel and entertainment expense, and lower professional fees. As a percentage of revenues, selling, general and administrative expenses were 17.9% for the three month period ended November 30, 2001 compared to 20.2% for the same period ended December 1, 2000.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $784,000 or 13.0% of revenues in the first quarter of fiscal 2002 compared to $826,000 or 16.5% of revenues for the same period of fiscal 2001. Capitalized software development costs amounted to $120,000 in the first quarter of fiscal 2002 compared to $100,000 in the first quarter of fiscal 2001. Research and development expenses, excluding capitalized software development costs, were $664,000 or 11.0% of revenues in the first quarter of fiscal 2002, and $726,000 or 14.5% of revenues in the same period of fiscal 2001. The decrease in expenses was primarily due to decreases in personnel, overhead and prototype expenses which were offset by higher engineering consulting costs.

INTEREST EXPENSE - Interest expense increased $5,000 to $18,000 in the first quarter of fiscal 2002 from $13,000 in the same period in fiscal 2001. The increase was primarily due to an increase in average outstanding letter of credit commitment balances.

INTEREST INCOME - Interest income was $2,000 for the three months ended November 30, 2001 compared to $45,000 for the same period ended December 1, 2000. The decrease was due to lower average cash equivalent balances and a decrease in short-term investment yields during the period.

INCOME TAX EXPENSE - For the three months ended November 30, 2001, income tax expense of $77,000 was comprised of a deferred federal and state income tax expense of $71,000 and $6,000, respectively.


LIQUIDITY AND CAPITAL RESOURCES
THREE MONTHS ENDED NOVEMBER 30, 2001

During the first quarter of fiscal 2002, operating activities used $147,000 of cash. Net earnings adjusted for non-cash expenses provided $811,000 of cash, while changes in accounts receivable and customer deposit balances used $748,000 of cash. Changes in accounts payable and accrued expenses, inventories, and other assets used $209,000 of cash. Cash used by investing activities for property and equipment expenditures and capitalized software additions was $175,000. Financing activities used cash of $40,000 for scheduled repayments of long-term obligations and stock option exercises provided $6,700 of cash.

WCI's bank loan facility provides for a maximum available credit limit of $10,000,000 with sublimits as defined. The loan facility matures on June 21, 2003, or upon demand and requires an annual facility fee of $27,500 plus an additional .50% of $3,000,000 if borrowings, at any time, exceed $5,500,000. The loan facility consists of 1) a term loan and a revolving line of credit with a combined borrowing limit of $8,500,000, bearing interest at the bank's prime rate (5% at November 30, 2001) and 2) a real estate advance facility with a maximum borrowing limit of $1,500,000 bearing interest at a fixed rate of 225 basis points over the bank's cost of funds at the date of disbursement.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. The real estate advance portion of the loan facility provides for advances of up to 70% of the appraised value of certain real property. Advances for real property are payable in 35 equal principal payments with a balloon payment due at maturity. At November 30, 2001, no balances were outstanding on the revolving line of credit, equipment term loan, or real estate advance portions of the loan facility. Additionally, at November 30, 2001, approximately $2,723,000 net of outstanding letters of credit in the amount of $1,297,000 was available to borrow under the advance formulas.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at November 30, 2001 subject to variable interest rate fluctuations.

At November 30, 2001, the Company's cash equivalents consisted of bank commercial paper in the amount of $1,375,000. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

The Company does not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: None

     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended November 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on it behalf by the undersigned thereunto duly authorized.

                                    WEGENER CORPORATION

                                    (Registrant)


Date:  January 14, 2002             By:  /s/ Robert A. Placek
                                      ---------------------------------------
                                    Robert A. Placek
                                    President
                                    (Principal Executive Officer)


Date:  January 14, 2002             By:  /s/ C. Troy Woodbury, Jr.
                                      ---------------------------------------
                                    C. Troy Woodbury, Jr.
                                    Treasurer and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)