Form 10-Q
period 2002-03-01
WEGENER CORP
filed 2002-03-28
CIK 715073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2002

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

               YES  X                                    NO
                  -----                                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Common Stock, $.01 par value                            12,157,563 Shares
----------------------------                     -------------------------------
           Class                                   Outstanding March 25, 2002

                      WEGENER CORPORATION AND SUBSIDIARIES
                  FORM 10-Q FOR THE QUARTER ENDED MARCH 1, 2002

                                      INDEX

PART I.  FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements

             Introduction .....................................................3

             Consolidated Statements of Operations
             (Unaudited) - Three and Six Months Ended
             March 1, 2002 and March 2, 2001 ..................................4

             Consolidated Balance Sheets - March 1,
             2002 (Unaudited) and August 31, 2001 .............................5

             Consolidated Statements of Shareholders' Equity
             (Unaudited) - Six Months Ended March 1,
             2002 and March 2, 2001 ...........................................6

             Consolidated Statements of Cash Flows
             (Unaudited) - Six Months Ended March 1,
             2002 and March 2, 2001 ...........................................7

             Notes to Consolidated Financial
             Statements (Unaudited) ........................................8-12

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..........................13-16

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......17

PART II. OTHER INFORMATION

    Item 1.  None
    Item 2.  None
    Item 3.  None
    Item 4.  Submission of Matters to a Vote of Security Holders .............18
    Item 5.  None
    Item 6.  Exhibits and Reports on Form 8-K ................................18

             Signatures ......................................................19

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of March 1, 2002; the consolidated statements of shareholders' equity as of March 1, 2002, and March 2, 2001; the consolidated statements of operations for the three and six months ended March 1, 2002, and March 2, 2001; and the consolidated statements of cash flows for the six months ended March 1, 2002, and March 2, 2001, have been prepared without audit. The consolidated balance sheet as of August 31, 2001, has been examined by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three months ended              Six months ended
                                           MARCH 1,        March 2,        MARCH 1,        March 2,
                                             2002            2001            2002            2001
------------------------------------------------------------------------------------------------------
Revenue                                  $  5,860,702    $  3,766,210    $ 11,893,318    $  8,763,791
------------------------------------------------------------------------------------------------------

Operating costs and expenses
   Cost of products sold                    3,776,353       3,297,310       7,843,075       7,513,707
   Selling, general and administrative      1,043,088       1,567,148       2,120,153       2,574,367
   Research and development                   626,648         810,898       1,290,493       1,536,968
------------------------------------------------------------------------------------------------------

Operating costs and expenses                5,446,089       5,675,356      11,253,721      11,625,042
------------------------------------------------------------------------------------------------------

Operating income (loss)                       414,613      (1,909,146)        639,597      (2,861,251)
   Interest expense                           (11,878)        (10,620)        (29,964)        (23,862)
   Interest income                              3,211          10,525           5,478          55,615
------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes           405,946      (1,909,241)        615,111      (2,829,498)

Income tax expense (benefit)                  150,000        (683,000)        227,000      (1,019,000)
------------------------------------------------------------------------------------------------------

Net earnings (loss)                      $    255,946    $ (1,226,241)   $    388,111    $ (1,810,498)
======================================================================================================

Net earnings (loss) per share:
   Basic                                 $        .02    $       (.10)   $        .03    $       (.15)
   Diluted                               $        .02    $       (.10)   $        .03    $       (.15)
======================================================================================================

Shares used in per share calculation
   Basic                                   12,143,507      11,878,685      12,114,258      11,867,101
   Diluted                                 12,167,259      11,878,685      12,136,695      11,867,101
======================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     MARCH 1,       August 31,
                                                       2002            2001
--------------------------------------------------------------------------------
ASSETS                                              (UNAUDITED)

Current assets
   Cash and cash equivalents                       $  3,673,157    $  1,926,723
   Accounts receivable                                1,306,905       1,076,420
   Inventories                                        6,128,119       7,485,883
   Deferred income taxes                              2,194,000       2,207,000
   Other                                                121,908         134,095
--------------------------------------------------------------------------------

      Total current assets                           13,424,089      12,830,121

Property and equipment, net                           3,327,540       3,664,292
Capitalized software costs, net                         720,895         895,442
Deferred income taxes                                 1,014,000       1,228,000
Other assets                                             16,056          42,617
--------------------------------------------------------------------------------

                                                   $ 18,502,580    $ 18,660,472
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                $  1,241,818    $  1,694,923
   Accrued expenses                                   1,832,231       2,009,482
   Customer deposits                                    851,608         813,125
   Current maturities of long-term obligations            6,454          44,695
--------------------------------------------------------------------------------

      Total current liabilities                       3,932,111       4,562,225

Long-term obligations, less current maturities            6,905          10,379
--------------------------------------------------------------------------------

      Total liabilities                               3,939,016       4,572,604
--------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
   Common stock, $.01 par value; 20,000,000 shares
      authorized; 12,314,575 shares issued              123,146         123,146
   Additional paid-in capital                        19,598,097      19,751,694
   Deficit                                           (4,821,299)     (5,209,410)
   Less treasury stock, at cost                        (336,380)       (577,562)
--------------------------------------------------------------------------------

      Total shareholders' equity                     14,563,564      14,087,868
--------------------------------------------------------------------------------

                                                   $ 18,502,580    $ 18,660,472
================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                Common Stock            Additional      Retained              Treasury Stock
                                                ------------             Paid-in        Earnings              --------------
                                            Shares        Amount         Capital        (Deficit)         Shares         Amount
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, at September 1, 2000             12,314,575   $    123,146   $ 20,324,568    $ (3,233,109)        481,471    $ (1,037,507)

   Treasury stock reissued through
      stock options and 401(k) plan               --             --       (124,476)             --         (99,275)        213,925
   Value of stock options granted for
      services                                    --             --        148,188              --              --              --
   Value of stock
      option compensation                         --             --       (345,000)             --              --              --
   Net loss for the six months                    --             --             --      (1,810,498)             --              --
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, at March 2, 2001                 12,314,575   $    123,146   $ 20,003,280    $ (5,043,607)        382,196    $   (823,582)
====================================================================================================================================

Balance at August 31, 2001                12,314,575   $    123,146   $ 19,751,694    $ (5,209,410)        269,588        (577,562)

   Treasury stock reissued through
      stock options and 401(k) plan               --             --       (153,597)             --        (112,576)        241,182
   Net earnings for the six months                --             --             --         388,111              --              --
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 1, 2002                  12,314,575   $    123,146   $ 19,598,097    $ (4,821,299)        157,012    $   (336,380)
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six months ended
                                                       MARCH 1,       March 2,
                                                         2002           2001
--------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
   Net earnings (loss)                               $   388,111    $(1,810,498)
   Adjustments to reconcile net earnings (loss) to
    cash provided by (used for)
    operating activities
      Depreciation and amortization                      871,713        847,323
      Issuance of treasury stock for
         compensation expenses                            74,185         89,449
      Non-cash stock option
         compensation                                         --       (484,000)
      Other non-cash expenses                                 --        148,188
      Provision for bad debt allowance                    80,000         75,000
      Provision for inventory reserves                   200,000        425,000
      Provision for deferred income taxes                227,000     (1,019,000)
   Changes in assets and liabilities
         Accounts receivable                            (310,485)       852,432
         Inventories                                   1,157,764       (676,832)
         Other assets                                     12,187        (91,365)
         Accounts payable and accrued expenses          (630,356)        28,232
         Customer deposits                                38,483      1,267,341
--------------------------------------------------------------------------------

                                                       2,108,602       (348,730)
--------------------------------------------------------------------------------

CASH USED FOR INVESTMENT ACTIVITIES
   Property and equipment expenditures                  (105,425)      (227,505)
   Capitalized software additions                       (228,428)      (175,072)
--------------------------------------------------------------------------------

                                                        (333,853)      (402,577)
--------------------------------------------------------------------------------

CASH USED FOR FINANCING ACTIVITIES
   Repayment of long-term debt                           (41,715)      (294,072)
   Proceeds from stock options exercised                  13,400             --
--------------------------------------------------------------------------------

                                                         (28,315)      (294,072)
--------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents       1,746,434     (1,045,379)
Cash and cash equivalents, beginning of period         1,926,723      2,072,853
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period             $ 3,673,157    $ 1,027,474
================================================================================

Supplemental disclosure of cash flow information:
   Cash paid (received) during the six months for:
      Interest                                       $    29,964    $    23,862
      Income taxes                                   $   (99,440)   $        --
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

NOTE 2  ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

                                               MARCH 1,           August 31,
                                                 2002                2001
     ---------------------------------------------------------------------------
                                             (UNAUDITED)

     Accounts receivable - trade             $ 1,611,795         $ 1,237,403
     Other receivables                            79,338             144,038
     ---------------------------------------------------------------------------
                                               1,691,133           1,381,441

     Less allowance for
        doubtful accounts                       (384,228)           (305,021)
     ---------------------------------------------------------------------------

                                             $ 1,306,905         $ 1,076,420
     ===========================================================================

NOTE 3  INVENTORIES

Inventories are summarized as follows:

                                               MARCH 1,           August 31,
                                                 2002                2001
     ---------------------------------------------------------------------------
                                             (UNAUDITED)

     Raw material                            $  2,600,384        $  3,097,056
     Work-in-process                            4,565,251           5,332,635
     Finished goods                             3,002,848           3,212,686
     ---------------------------------------------------------------------------
                                               10,168,483          11,642,377

     Less inventory reserves                   (4,040,364)         (4,156,494)
     ---------------------------------------------------------------------------

                                             $  6,128,119        $  7,485,883
     ===========================================================================

During the first six months of fiscal 2002 inventory reserves were increased by charges to cost of sales of $200,000 and were reduced by inventory write-offs of $316,000. The Company's inventory reserve of approximately $4,040,000 at March 1, 2002, is to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should the Company's sales efforts not be successful.

NOTE 4  INCOME TAXES (UNAUDITED)

For the six months ended March 1, 2002, income tax expense of $227,000 was comprised of a deferred federal and state income tax expense of $209,000 and $18,000 respectively. Net deferred tax assets decreased $227,000 to $3,208,000 principally due to decreases in net operating loss carryforwards in the first six months. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of further taxable income during the carryforward period are reduced.

At March 1, 2002, the Company had a federal net operating loss carryforward of approximately $2,583,000, which expires in fiscal 2020 and fiscal 2021. Additionally, the Company had general business and foreign tax credit carryforwards of $106,000 expiring in fiscal 2004 and an alternative minimum tax credit of $249,000.

NOTE 5  EARNINGS PER SHARE (UNAUDITED)

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.

                                                                     Three months ended
                                     -----------------------------------------------------------------------------------

                                                    MARCH 1, 2002                             March 2, 2001
                                     ---------------------------------------    ---------------------------------------
                                                                       PER                                        Per
                                       EARNINGS         SHARES        SHARE       Earnings         Shares        share
                                      (NUMERATOR)    (DENOMINATOR)    AMOUNT     (Numerator)    (Denominator)    amount
                                     ------------    ------------    -------    ------------    ------------    -------
Net earnings (loss)                  $    255,946                               $ (1,226,241)
                                     ============                               ============

BASIC EARNINGS (LOSS) PER SHARE:
   Net earnings (loss) available
      to common shareholders         $    255,946      12,143,507    $   .02    $ (1,226,241)     11,878,685    $  (.10)

Effect of dilutive potential
   common shares:
      Stock options                            --          23,752                         --              --
                                     ----------------------------               ----------------------------

DILUTED EARNINGS (LOSS) PER SHARE:
   Net earnings (loss) available
      to common shareholders         $    255,946      12,167,259    $   .02    $ (1,226,241)     11,878,685    $  (.10)
                                     ============================    =======    ============================    =======

                                                                     Six months ended
                                     -----------------------------------------------------------------------------------

                                                    MARCH 1, 2002                             March 2, 2001
                                     ---------------------------------------    ---------------------------------------
                                                                       PER                                        Per
                                       EARNINGS         SHARES        SHARE       Earnings         Shares        share
                                      (NUMERATOR)    (DENOMINATOR)    AMOUNT     (Numerator)    (Denominator)    amount
                                     ------------    ------------    -------    ------------    ------------    -------
Net earnings (loss)                  $    388,111                               $ (1,810,498)
                                     ============                               ============

BASIC EARNINGS(LOSS) PER SHARE:
   Net earnings (loss) available
      to common shareholders         $    388,111      12,114,258    $   .03    $ (1,810,498)     11,867,101    $  (.15)

Effect of dilutive potential
   common shares:
      Stock options                            --          22,437                         --              --
                                     ----------------------------               ----------------------------

DILUTED EARNINGS (LOSS) PER SHARE:
   Net earnings (loss) available
      to common shareholders         $    388,111      12,136,695    $   .03    $ (1,810,498)     11,867,101    $  (.15)
                                     ============================    =======    ============================    =======

Stock  options   excluded  from  the  diluted  net  earnings  (loss)  per  share calculation due to their anti-dilutive effect are as follows:

                                      Three months ended                 Six months ended
                                 ---------------------------------------------------------------
                                   MARCH 1,         March 2,         MARCH 1,         March 2,
                                     2002             2001             2002             2001
                                 ---------------------------------------------------------------
Common stock options:
   Number of shares                 1,011,550       1,200,800        1,059,650       1,200,800
   Exercise price                $1.41 to $5.63   $.63 to $5.63   $1.00 to $5.63   $.63 to $5.63
                                 ===============================================================

NOTE 6  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS (UNAUDITED)

In accordance with Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company operates within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment the Company has three sources of revenue as follows:

                                      Three months ended                 Six months ended
                                 ---------------------------------------------------------------
                                   MARCH 1,         March 2,         MARCH 1,         March 2,
                                     2002             2001             2002             2001
                                 ---------------------------------------------------------------
Product Line
   Direct Broadcast Satellite    $ 5,640,263      $ 3,043,456      $11,243,316      $ 7,142,955
   Telecom and Custom Products       108,148          577,949          381,724        1,334,667
   Service                           112,291          144,805          268,278          286,169
                                 ---------------------------------------------------------------
                                 $ 5,860,702      $ 3,766,210      $11,893,318      $ 8,763,791
                                 ===============================================================

Revenues by geographic area are as follows:

                                      Three months ended                 Six months ended
                                 ---------------------------------------------------------------
                                   MARCH 1,         March 2,         MARCH 1,         March 2,
                                     2002             2001             2002             2001
                                 ---------------------------------------------------------------
Geographic Area
   United States                 $ 5,633,243      $ 3,373,048      $11,229,372      $ 6,541,679
   Latin America                      89,131           98,891          375,574        1,199,320
   Canada                             35,754           35,732           86,892           52,841
   Europe                            101,171          156,152          137,156          842,234
   Other                               1,403          102,387           64,324          127,717
                                 ---------------------------------------------------------------
                                 $ 5,860,702      $ 3,766,210      $11,893,318      $ 8,763,791
                                 ===============================================================

All of the Company's long-lived assets are located in the United States. Customers representing 10% or more of the respective period's revenues are as follows:

                           Three months ended        Six months ended
                          ----------------------------------------------
                          MARCH 1,    March 2,     MARCH 1,     March 2,
                            2002        2001         2002         2001
                          ----------------------------------------------
     Customer 1             19.2%        (a)         18.2%         (a)
     Customer 2             53.1%       18.7%        41.7%         (a)
     Customer 3              (a)        16.3%        12.0%         (a)
     Customer 4              (a)        15.4%         (a)         14.1%
     Customer 5              (a)        12.8%         (a)          (a)
     Customer 6              (a)         (a)          (a)         11.5%

     (a)  Revenues for the period were less than 10% of total revenues.

NOTE 7  COMMITMENTS

During the second quarter of fiscal 2001, the Company entered into a manufacturing and purchasing agreement for certain finished goods inventories. The agreement committed the Company to purchase, over a twelve-month period, amounts ranging from approximately $2,565,000 to $3,287,000 depending on actual products purchased. Pursuant to the agreement, at March 1, 2002, the amount of remaining purchase commitments ranged from $784,000 to $1,007,000. In addition, the Company entered into a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,897,000 at March 1, 2002. Pursuant to the above agreements, at March 1, 2002, the Company had outstanding letters of credit in the amount of $2,164,000.

NOTE 8  STOCK OPTIONS

An amendment to the 1998 Incentive Plan was approved at the 2002 Annual Meeting of Stockholders to increase the number of shares available for grants and awards under the Plan from 1,000,000 to 2,000,000. During the first six months of fiscal 2002 options for 230,375 shares of common stock were granted to directors at an exercise price of $1.00 and options for 22,000 shares of common stock were granted to certain employees pursuant to employment agreements, at a weighted average exercise price of $.66. During the first six months of fiscal 2002, options for 20,000 shares of common stock were exercised at an exercise price of $.67. At March 1, 2002, options for 1,266,425 shares of common stock were outstanding with a weighted average exercise price of $1.85 and with exercise prices ranging from $.60 to $5.63. At March 1, 2002, options for 1,308,075 shares of common stock were available for issuance under the 1998 Incentive Plan. Subsequent to March 1, 2002, options for 295,000 shares of common stock were granted at an exercise price of $.84.

                      WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended August 31, 2001, contained in the Company's 2001 Annual Report on Form 10-K.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, future business or product development plans, research and development activities, capital spending, financing sources or capital structure, the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, governmental regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, availability of materials, new and existing well-capitalized competitors, and other uncertainties detailed in the Company's Form 10-K for the year ended August 31, 2001, and from time to time in the Company's periodic Securities and Exchange Commission filings.

The Company, through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary, designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries.

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 1, 2002 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 2, 2001

The operating results for the three and six month periods ended March 1, 2002 were net earnings of $256,000 or $.02 per share and $388,000 or $.03 per share, respectively, compared to a net loss of $(1,226,000) or $(.10) per share and a net loss of $(1,810,000) or $(.15) per share, respectively, for the three and six month periods ended March 2, 2001.

REVENUES - The Company's revenues for the three months ended March 1, 2002 were $5,861,000, up 55.6% from revenues of $3,766,000 for the three months ended March 2, 2001. Revenues for the six months ended March 1, 2002 were $11,893,000, up 35.7% from revenues of $8,764,000 for the six months ended March 2, 2001.

Direct Broadcast Satellite (DBS) revenues increased $2,597,000 or 85.3% in the second quarter of fiscal 2002 to $5,640,000 from $3,043,000 in the same period of fiscal 2001. For the six months ended March 1, 2002, DBS revenues increased $4,100,000 or 57.4% to $11,243,000 from $7,143,000 for the six months ended
March 2, 2001. The increase in revenues for the three and six month periods was a result of a high backlog of orders at the beginning of fiscal 2002 compared to the beginning of fiscal 2001. Shipments of network equipment, which initially began in the first quarter of fiscal 2002 to Roberts Communications to provide television coverage of horseracing to off-track betting venues throughout the United States, continued throughout the second quarter of fiscal 2002. Shipments of digital receivers, which initially began in the fourth quarter of fiscal 2001 on a multi-year contract to provide programming to network subscribers, continued throughout the first and second quarters of fiscal 2002. Additionally, during the first six months of fiscal 2002, shipments of digital receivers were completed to FOX Digital and FOX Sports Net for their broadcast and cable television networks.

Telecom and Custom Products Group revenues decreased $470,000 or 81.3% in the second quarter of fiscal 2002 to $108,000 from $578,000 in the same period of fiscal 2001. For the six months ended March 1, 2002, Telecom and Custom Products Group revenues decreased $953,000 or 71.4% to $382,000 from $1,335,000 for the six months ended March 2, 2001. The decrease in revenues for the three and six month periods was mainly due to lower levels of shipments of cable television headend products to distributors as a result of the continued slowdown in purchases by major cable television operators.

For the three months ended March 1, 2002, two customers each accounted for 53.1% and 19.2% of revenues, respectively. For the three months ended March 2, 2001, four customers individually accounted for 10% or more of revenues. For the six months ended March 1, 2002, three customers accounted for 41.7%, 18.2% and 12.0% of revenues, respectively. For the six months ended March 2, 2001, two customers accounted for 14.1% and 11.5% of revenues, respectively. Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues and that trend is expected to continue throughout fiscal 2002 and beyond. Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result future revenue levels may fluctuate from quarter to quarter. The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI's backlog was approximately $14,810,000 at March 1, 2002, compared to $19,057,000 at August 31, 2001, and $20,700,000 at March 2, 2001.

GROSS PROFIT MARGINS - The Company's gross profit margin percentages were 35.6% and 34.1% for the three and six month periods ended March 1, 2002, compared to 12.5% and 14.3% for the three and six month periods ended March 2, 2001. Gross profit margin dollars increased $1,615,000 and $2,800,000 for the three and six month periods ended March 1, 2002, from the same periods ended March 2, 2001. The increases in margin dollars and percentages for the three and six months ended March 1, 2002, were mainly due to 1) higher revenue during the periods which resulted in lower unit fixed overhead costs, 2) a reduction in manufacturing labor and overhead costs as a result of the Company's cost reduction and restructuring programs initiated in fiscal 2001, and 3) lower offshore contract manufacturing costs of certain DBS products. Profit margins in the three and six month periods of fiscal 2002 included inventory reserve charges of $100,000 and $200,000 compared to $175,000 and $425,000 for the same periods of fiscal 2001.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative (SG&A) expenses decreased $524,000 or 33.4% to $1,043,000 for the three months ended March 1, 2002, from $1,567,000 for the three months ended March 2, 2001. For the six months ended March 1, 2002, SG&A expenses decreased $454,000 or 17.6% to $2,120,000 from $2,574,000 for the same period ended March 2, 2001. During the fourth quarter of fiscal 2001 tax reimbursement features were removed from common stock options. As a result, SG&A expenses in the first six months of fiscal 2002 were not subject to variable stock option compensation adjustments compared to a benefit of $484,000 in the first six months of fiscal 2001. Excluding this benefit, SG&A decreased $938,000 or 30.7% in the first six months of fiscal 2002 compared to the same period of fiscal 2001. The three and six month decreases are primarily due to cost reduction efforts initiated in the last half of fiscal 2001 which resulted in reductions in corporate professional fees principally associated with a national financial relations program that was discontinued during the fourth quarter of fiscal 2001, lower sales and marketing compensation expenses, lower administrative compensation expense and lower travel and entertainment expense. As a percentage of revenues, SG&A expenses were 17.8% for both the three and six month periods ended March 1, 2002, compared to 41.6% and 29.4% for the same periods of fiscal 2001.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $735,000 or 12.5% of revenues and $1,519,000 or 12.8% of revenues for the three and six month periods ended March 1, 2002, compared to $886,000 or 23.5% of revenues and $1,712,000 or 19.5% of revenues for the same periods of fiscal 2001. Capitalized software development costs amounted to $108,000 and $228,000 for the second quarter and first six months of fiscal 2002 compared to $75,000 and $175,000 for the same periods of fiscal 2001. The increases in capitalized software costs are due to increased expenditures on COMPEL network control software and software associated with new digital video products. Research and development expenses, excluding capitalized software expenditures, were $627,000 or 10.7% of revenues and $1,290,000 or 10.9% of revenues for the three and six months ended March 1, 2002, compared to $811,000 or 21.5% of revenues and $1,537,000 or 17.5% of revenues for the same periods of fiscal 2001. The decrease in expenses for the three months ended March 1, 2002, was primarily due to decreases in personnel, overhead, and engineering consulting costs. The decrease in expenses for the six months ended March 1, 2002, included lower personnel, overhead and prototype expenses which were offset by higher engineering consulting costs. The expenditures for research and development for the second half of fiscal 2002 are expected to continue at a rate similar to that of the first half of fiscal 2002.

INTEREST EXPENSE - Interest expense increased $1,000 to $12,000 for the three months ended March 1, 2002, from $11,000 for the three months ended March 2, 2001. For the six months ended March 1, 2002, interest expense increased $6,000 to $30,000 from $24,000 for the same period ended March 2, 2001. The increases for the three and six month periods in fiscal 2002 were primarily due to an increase in the average outstanding letter of credit commitment balances.

INTEREST INCOME - Interest income was $3,000 and $5,000 for the three and six month periods ended March 1, 2002, compared to $11,000 and $56,000 for the same periods ended March 2, 2001. The decrease for the three and six months ended March 1, 2002, was mainly due to lower average cash equivalent balances and a decrease in investment yields during the periods.

INCOME TAX EXPENSES - For the six months ended March 1, 2002, income tax expense of $227,000 was comprised of a deferred federal and state tax expense of $209,000 and $18,000, respectively. Net deferred tax assets decreased $227,000 in the first six months of fiscal 2002 to $3,208,000, principally due to decreases in net operating loss carryforwards during the period. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the tax assets considered realizable, however, could be reduced in the near term if estimates of further taxable income during the carryforward period are reduced.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of the Company's financial condition and results of operations and require management's most subjective or difficult judgements. These policies are as follows:

INVENTORY RESERVES - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes inventory reserve provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow moving inventory that is unsaleable or saleable at reduced prices which could require additional inventory reserve provisions.

CAPITALIZED SOFTWARE COSTS - Software development costs are capitalized subsequent to establishing the technological feasibility of a product. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes, and other factors resulting in shortfalls of expected revenues or reduced economic lives which could result in additional amortization expense or write-offs.

DEFERRED TAX ASSET VALUATION ALLOWANCE - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of the Company's deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of further taxable income during the carryforward period are reduced. Any reduction in the realizable value of deferred tax assets would result in a charge to income tax expense in the period such determination was made.

ACCOUNTS RECEIVABLE VALUATION - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

LIQUIDITY AND CAPITAL RESOURCES
SIX MONTHS ENDED MARCH 1, 2002

During the first six months of fiscal 2002, cash and cash equivalent balances increased $1,746,000 to $3,673,000 at March 1, 2002 from $1,927,000 at August
31, 2001. Operating activities provided $2,109,000 of cash. Net earnings adjusted for non-cash expenses provided $1,841,000 of cash, while changes in accounts receivable, customer deposits, accounts payable and accrued expenses used $902,000 of cash. Changes in inventories and other assets provided $1,170,000 of cash. Cash used by investing activities for property and equipment expenditures and capitalized software additions was $334,000. Financing activities used cash of $42,000 for scheduled repayments of long-term obligations and proceeds from exercised stock options provided $13,000 of cash.

Subsequent to March 1, 2002, WCI's bank loan facility was amended to provide a maximum available credit limit of $5,000,000 with sublimits as defined. The amended loan facility matures on June 30, 2003, or upon demand and requires an annual facility fee of 1% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank's prime rate (4.75% at March 1, 2002).

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. At March 1, 2002, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. Additionally, at March 1, 2002, approximately $633,000 net of outstanding letters of credit in the amount of $2,164,000 was available to borrow under the advance formulas.

The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2003, retain certain key employees, limit expenditures of Wegener Corporation to $600,000 per fiscal year, maintain certain financial ratios, and is precluded from paying dividends. The Company believes that the amended loan facility along with cash and cash equivalent balances will be sufficient to support fiscal 2002 operations.

During the second quarter of fiscal 2001, the Company entered into a manufacturing and purchasing agreement for certain finished goods inventories. The agreement committed the Company to purchase, over a twelve-month period, amounts ranging from approximately $2,565,000 to $3,287,000 depending on actual products purchased. Pursuant to the agreement, at March 1, 2002, the amount of remaining purchase commitments ranged from $784,000 to $1,007,000. In addition, the Company entered into a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,897,000 at March 1, 2002. Pursuant to the above agreements, at March 1, 2002, the Company had outstanding letters of credit in the amount of $2,164,000.

A summary of the Company's long-term contractual obligations as of March 1, 2002 consisted of:

                                        OPERATING              PURCHASE
                             DEBT         LEASES              COMMITMENTS
                            ------      ---------      ------------------------
     Fiscal 2002            $3,000       $112,000      $2,681,000 to $2,904,000
     Fiscal 2003             6,000        227,000                            --
     Fiscal 2004             5,000        224,000                            --
     Fiscal 2005                --        114,000                            --
     Fiscal 2006                --          2,000                            --

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relate primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at March 1, 2002, subject to variable interest rate fluctuations.

At March 1, 2002, the Company's cash equivalents consisted of bank commercial paper in the amount of $3,400,000. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

The Company does not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

PART II.  OTHER INFORMATION
---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 22, 2002, the Annual Meeting of Shareholders was held and the shares present voted on the following matters:

          (1.) The shareholders approved the election of the following nominees to the Board of Directors:

               (A.) Class I Directors

                         C. Troy Woodbury, Jr.
                              10,988,690 votes FOR
                                 399,272 votes WITHHELD

                         Joe K. Parks
                              10,864,048 votes FOR
                                 523,914 votes WITHHELD

               The terms of office of Thomas G. Elliott and James H. Morgan, Jr. as class II directors, and Keith N. Smith and Robert A. Placek as class III directors, continued subsequent to the Annual Meeting. Mr Smith resigned from the Board of Directors on March 12, 2002.

          (2.) An amendment to the Company's 1998 Incentive Plan to increase the number of shares available for grants and awards under the plan from 1,000,000 to 2,000,000 was approved with 5,728,973 votes for, 1,194,704 votes against, and 24,148 votes abstaining.

          (3.) The appointment of BDO Seidman, LLP as auditors for the Company for the fiscal year 2002 was approved with 11,096,674 votes FOR, 219,380 votes AGAINST, and 71,908 votes ABSTAINING.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a.) None

          (b.) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 1, 2002.

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

                                        WEGENER CORPORATION
                                        -------------------
                                            (Registrant)

Date:  March 28, 2002                   By: /s/ Robert A. Placek
                                           -------------------------------------
                                            Robert A. Placek
                                            President, Chief Executive Officer
                                            and Chairman of the Board
                                            (Principal Executive Officer)

Date:  March 28, 2002                   By: /s/ C. Troy Woodbury, Jr.
                                           -------------------------------------
                                            C. Troy Woodbury, Jr.
                                            Treasurer and Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)