Form 10-Q
period 2002-05-31
WEGENER CORP
filed 2002-06-28
CIK 715073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

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

                            YES [X]           NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Common Stock, $.01 par value                               12,203,402 Shares
----------------------------                          --------------------------
           Class                                      Outstanding June 19, 2002

                      WEGENER CORPORATION AND SUBSIDIARIES
                  FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2002

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Introduction ...................................................3

               Consolidated Statements of Operations
               (Unaudited) - Three and Nine Months Ended
               May 31, 2002 and June 1, 2001 ..................................4

               Consolidated Balance Sheets - May 31,
               2002 (Unaudited) and August 31, 2001 ...........................5

               Consolidated Statements of Shareholders' Equity
               (Unaudited) - Nine Months Ended May 31,
               2002 and June 1, 2001 ..........................................6

               Consolidated Statements of Cash Flows
               (Unaudited) - Nine Months Ended May 31,
               2002 and June 1, 2001 ..........................................7

               Notes to Consolidated Financial
               Statements (Unaudited) ......................................8-12

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ........................13-17

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk..............................................17

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings..............................................17
     Item 2.   None
     Item 3.   None
     Item 4.   None
     Item 5.   None
     Item 6.   Exhibits and Reports on Form 8-K ..............................17

               Signatures ....................................................18

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS


                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of May 31, 2002; the consolidated statements of shareholders' equity as of May 31, 2002, and June 1, 2001; the consolidated statements of operations for the three and nine months ended May 31, 2002, and June 1, 2001; and the consolidated statements of cash flows for the nine months ended May 31, 2002, and June 1, 2001, have been prepared without audit. The consolidated balance sheet as of August 31, 2001, has been examined by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three months ended                 Nine months ended
                                              MAY 31,          June 1,          MAY 31,          June 1,
                                               2002             2001             2002             2001
----------------------------------------------------------------------------------------------------------
Revenue                                    $  6,290,810     $  5,364,599     $ 18,184,128     $ 14,128,390
----------------------------------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                     4,092,591        3,983,713       11,935,666       11,497,420
    Selling, general and administrative       1,005,889        1,358,731        3,126,042        3,933,098
    Research and development                    582,003          687,543        1,872,496        2,224,511
----------------------------------------------------------------------------------------------------------

Operating costs and expenses                  5,680,483        6,029,987       16,934,204       17,655,029
----------------------------------------------------------------------------------------------------------

Operating income (loss)                         610,327         (665,388)       1,249,924       (3,526,639)
    Interest expense                            (19,425)         (16,792)         (49,389)         (40,654)
    Interest income                              14,596            3,343           20,074           58,958
----------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes             605,498         (678,837)       1,220,609       (3,508,335)

Income tax expense (benefit)                    226,000         (243,000)         453,000       (1,262,000)
----------------------------------------------------------------------------------------------------------

Net earnings (loss)                        $    379,498     $   (435,837)    $    767,609     $ (2,246,335)
==========================================================================================================

Net earnings (loss) per share:
    Basic                                  $        .03     $       (.04)    $        .06     $       (.19)
    Diluted                                $        .03     $       (.04)    $        .06     $       (.19)
==========================================================================================================

Shares used in per share calculation
    Basic                                    12,185,519       11,943,294       12,138,011       11,892,499
    Diluted                                  12,350,796       11,943,294       12,159,661       11,892,499
==========================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          MAY 31,        August 31,
                                                           2002             2001
------------------------------------------------------------------------------------
ASSETS                                                  (UNAUDITED)
Current assets
    Cash and cash equivalents                          $  4,714,330     $  1,926,723
    Accounts receivable                                   2,485,962        1,076,420
    Inventories                                           5,092,554        7,485,883
    Deferred income taxes                                 2,292,000        2,207,000
    Other                                                   101,761          134,095
------------------------------------------------------------------------------------

         Total current assets                            14,686,607       12,830,121

Property and equipment, net                               3,143,192        3,664,292
Capitalized software costs, net                             659,848          895,442
Deferred income taxes                                       579,000        1,228,000
Other assets                                                  9,181           42,617
------------------------------------------------------------------------------------

                                                       $ 19,077,828     $ 18,660,472
====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                   $  1,047,761     $  1,694,923
    Accrued expenses                                      2,234,373        2,009,482
    Customer deposits                                       789,509          813,125
    Current maturities of long-term obligations               6,454           44,695
------------------------------------------------------------------------------------

          Total current liabilities                       4,078,097        4,562,225

Long-term obligations, less current maturities                5,442           10,379
------------------------------------------------------------------------------------

          Total liabilities                               4,083,539        4,572,604
------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
    Common stock, $.01 par value; 20,000,000 shares
        authorized; 12,314,575 shares issued                123,146          123,146
    Additional paid-in capital                           19,551,119       19,751,694
    Deficit                                              (4,441,801)      (5,209,410)
    Less treasury stock, at cost                           (238,175)        (577,562)
------------------------------------------------------------------------------------

         Total shareholders' equity                      14,994,289       14,087,868
------------------------------------------------------------------------------------

                                                       $ 19,077,828     $ 18,660,472
====================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                Common Stock             Additional     Retained              Treasury Stock
                                                ------------              Paid-in       Earnings              --------------
                                            Shares         Amount         Capital       (Deficit)         Shares          Amount
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, at September 1, 2000              12,314,575   $    123,146   $ 20,324,568    $ (3,233,109)        481,471    $ (1,037,507)

    Treasury stock reissued through
       stock options and 401(k) plan               --             --       (210,368)             --        (161,804)        348,667
    Value of stock options granted for
      services                                     --             --        222,282              --              --              --
    Value of stock
       option compensation                         --             --       (342,800)             --              --              --
    Net loss for the nine months                   --             --             --      (2,246,335)             --              --
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, at June 1, 2001                   12,314,575   $    123,146   $ 19,993,682    $ (5,479,444)        319,667    $   (688,840)
===================================================================================================================================

Balance at August 31, 2001                 12,314,575   $    123,146   $ 19,751,694    $ (5,209,410)        269,588        (577,562)

    Treasury stock reissued through
       stock options and 401(k) plan               --             --       (200,575)             --        (158,415)        339,387
    Net earnings for the nine months               --             --             --         767,609              --              --
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 2002                    12,314,575   $    123,146   $ 19,551,119    $ (4,441,801)        111,173    $   (238,175)
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Nine months ended
                                                                 MAY 31,         June 1,
                                                                  2002            2001
------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
    Net earnings (loss)                                       $    767,609    $ (2,246,335)
    Adjustments to reconcile net earnings (loss) to
           cash provided by (used for) operating activities
        Depreciation and amortization                            1,287,577       1,293,003
        Issuance of treasury stock for
            compensation expenses                                  113,431         138,299
        Non-cash stock option
            compensation                                                --        (480,800)
        Other non-cash expenses                                         --         222,282
        Provision for bad debt allowance                           155,000          95,000
        Provision for inventory reserves                           300,000         575,000
        Provision for deferred income taxes                        564,000      (1,262,000)
    Changes in assets and liabilities
            Accounts receivable                                 (1,564,542)         88,816
            Inventories                                          2,093,329         220,014
            Other assets                                            32,334        (127,984)
            Accounts payable and accrued expenses                 (422,271)         90,647
            Customer deposits                                      (23,616)      1,024,323
------------------------------------------------------------------------------------------

                                                                 3,302,851        (369,735)
------------------------------------------------------------------------------------------

CASH USED FOR INVESTMENT ACTIVITIES
    Property and equipment expenditures                           (123,644)       (431,277)
    Capitalized software additions                                (368,267)       (275,865)
------------------------------------------------------------------------------------------

                                                                  (491,911)       (707,142)
------------------------------------------------------------------------------------------

CASH USED FOR FINANCING ACTIVITIES
    Repayment of long-term debt                                    (43,178)       (423,642)
    Proceeds from long-term debt                                        --          18,114
    Debt issuance costs                                             (5,536)             --
    Proceeds from stock options exercised                           25,381              --
------------------------------------------------------------------------------------------

                                                                   (23,333)       (405,528)
------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                 2,787,607      (1,482,405)
Cash and cash equivalents, beginning of period                   1,926,723       2,072,853
------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                      $  4,714,330    $    590,448
==========================================================================================

Supplemental disclosure of cash flow information:
  Cash paid (received) during the nine months for:
     Interest                                                 $     49,389    $     40,654
     Income taxes                                             $   (210,499)   $   (106,536)
==========================================================================================

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

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as issued by the Securities and Exchange Commission. Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. The Company recognizes revenue in certain circumstances before delivery has occurred. In such circumstances, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.

These policies require management, at the time of the transaction, to assess whether the amounts due are fixed or determinable, collection is reasonably assured, and if future performance obligations exist. These assessments are based on the terms of the agreement with the customer, past history, and credit worthiness of the customer. If management determines that collection is not reasonably assured or future performance obligations exist, revenue recognition is deferred until these conditions are satisfied.

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

NOTE 2    ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

                                                MAY 31,        August 31,
                                                 2002             2001
     ---------------------------------------------------------------------
                                              (UNAUDITED)

     Accounts receivable - trade             $  2,859,435     $  1,237,403
     Other receivables                             85,938          144,038
     ---------------------------------------------------------------------
                                                2,945,373        1,381,441

     Less allowance for
         doubtful accounts                       (459,411)        (305,021)
     ---------------------------------------------------------------------

                                             $  2,485,962     $  1,076,420
     =====================================================================

NOTE 3    INVENTORIES

Inventories are summarized as follows:

                                                MAY 31,        August 31,
                                                 2002             2001
     ---------------------------------------------------------------------
                                              (UNAUDITED)

     Raw material                            $  2,165,517     $  3,097,056
     Work-in-process                            4,234,430        5,332,635
     Finished goods                             2,935,054        3,212,686
     ---------------------------------------------------------------------
                                                9,335,001       11,642,377

     Less inventory reserves                   (4,242,447)      (4,156,494)
     ---------------------------------------------------------------------

                                             $  5,092,554     $  7,485,883
     =====================================================================

During the first nine months of fiscal 2002 inventory reserves were increased by charges to cost of sales of $400,000 and were reduced by inventory write-offs of approximately $314,000. The Company's inventory reserve of approximately $4,242,000 at May 31, 2002, is to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should the Company's sales efforts not be successful.

NOTE 4    INCOME TAXES (UNAUDITED)

For the nine months ended May 31, 2002, income tax expense of $453,000 was comprised of a deferred federal and state income tax expense of $415,000 and $38,000 respectively. Net deferred tax assets decreased $564,000 to $2,871,000 principally due to decreases in net operating loss carryforwards in the first nine months of fiscal 2002 and receipt of tax refunds of $111,000 as a result of federal income tax law changes. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of further taxable income during the carryforward period are reduced.

At May 31, 2002, the Company had a federal net operating loss carryforward of approximately $1,652,000, which expires in fiscal 2020 and fiscal 2021. Additionally, the Company had general business and foreign tax credit carryforwards of $106,000 expiring in fiscal 2004 and an alternative minimum tax credit of $138,000.

NOTE 5    EARNINGS PER SHARE (UNAUDITED)

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.

                                                                            Three months ended
                                             --------------------------------------------------------------------------------

                                                          MAY 31, 2002                              June 1, 2001
                                             --------------------------------------    --------------------------------------
                                                                            PER                                       Per
                                              EARNINGS       SHARES        SHARE        Earnings       Shares        share
                                             (NUMERATOR)  (DENOMINATOR)    AMOUNT      (Numerator)  (Denominator)    amount
                                             ----------    ----------    ----------    ----------     ----------   ----------
Net earnings (loss)                          $  379,498                                $ (435,837)
                                             ==========                                ==========

BASIC EARNINGS (LOSS) PER SHARE:
    Net earnings (loss) available
        to common shareholders               $  379,498    12,185,519    $      .03    $ (435,837)    11,943,294   $     (.04)

Effect of dilutive potential
    common shares:
        Stock options                                --       165,277                          --             --
                                             ------------------------                  -------------------------

DILUTED EARNINGS (LOSS) PER SHARE:
    Net earnings (loss) available
        to common shareholders               $  379,498    12,350,796    $      .03    $ (435,837)    11,943,294   $     (.04)
                                             ========================    ==========    =========================   ==========

                                                                            Nine months ended
                                             --------------------------------------------------------------------------------
                                                          MAY 31, 2002                              June 1, 2001
                                             --------------------------------------    --------------------------------------
                                                                            PER                                       Per
                                              EARNINGS       SHARES        SHARE        Earnings       Shares        share
                                             (NUMERATOR)  (DENOMINATOR)    AMOUNT      (Numerator)  (Denominator)    amount
                                             ----------    ----------    ----------    ----------     ----------   ----------
Net earnings (loss)                          $  767,609                               $(2,246,335)
                                             ==========                               ===========

BASIC EARNINGS(LOSS)  PER SHARE:
    Net earnings (loss) available
        to common shareholders               $  767,609    12,138,011    $      .06   $(2,246,335)   11,892,499    $     (.19)

Effect of dilutive potential
    common shares:
        Stock options                                --        21,650                          --            --
                                             ------------------------                  -------------------------

DILUTED EARNINGS (LOSS)  PER SHARE:
    Net earnings (loss) available
        to common shareholders               $  767,609    12,159,661    $      .06   $(2,246,335)   11,892,499    $     (.19)
                                             ========================    ==========   ==========================   ==========

Stock  options   excluded  from  the  diluted  net  earnings  (loss)  per  share calculation due to their anti-dilutive effect are as follows:

                                             Three months ended                       Nine months ended
                                       ------------------------------------------------------------------------
                                          MAY 31,             June 1,            MAY 31,             June 1,
                                           2002                 2001               2002                2001
                                       ------------------------------------------------------------------------
    Common stock options:
        Number of shares                  907,550            1,200,800          1,016,409           1,200,800
        Exercise price                 $1.41 TO $5.63      $.63 to $5.63      $1.00 TO $5.63      $.63 to $5.63
                                       ========================================================================

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

In this single operating segment the Company has three sources of revenue as follows:

                                             Three months ended                       Nine months ended
                                       ------------------------------------------------------------------------
                                          MAY 31,             June 1,            MAY 31,             June 1,
                                           2002                 2001               2002                2001
                                       ------------------------------------------------------------------------
     Product Line
         Direct Broadcast Satellite    $    5,680,666      $   4,923,762      $   16,923,982      $  12,066,716
         Telecom and Custom Products          519,194            314,919             900,918          1,649,586
         Service                               90,950            125,918             359,228            412,088
                                       ------------------------------------------------------------------------

                                       $    6,290,810      $   5,364,599      $   18,184,128      $  14,128,390
                                       ========================================================================

Revenues by geographic area are as follows:

                                             Three months ended                       Nine months ended
                                       ------------------------------------------------------------------------
                                          MAY 31,             June 1,            MAY 31,             June 1,
                                           2002                 2001               2002                2001
                                       ------------------------------------------------------------------------
     Geographic Area
         United States                 $    5,896,795      $   5,053,165      $   17,126,167      $  11,594,244
         Latin America                        150,693            102,011             526,266          1,193,058
         Canada                                77,789             13,949             164,680             66,790
         Europe                                34,364            158,556             171,521          1,000,790
         Other                                131,169             36,918             195,494            273,508
                                       ------------------------------------------------------------------------

                                       $    6,290,810      $   5,364,599      $   18,184,128      $  14,128,390
                                       ========================================================================

All of the Company's long-lived assets are located in the United States. Customers representing 10% or more of the respective period's revenues are as follows:


                           Three months ended               Nine months ended
                         -------------------------------------------------------
                         MAY 31,         June 1,        MAY 31,          June 1,
                          2002            2001            2002             2001
                         -------------------------------------------------------
     Customer 1          10.8%           40.2%            11.6%           19.6%
     Customer 2          36.2%            (a)             24.4%            (a)
     Customer 3           (a)             (a)              (A)            10.8%
     Customer 4           (a)            17.6%             (A)             (a)
     Customer 5          13.3%            (a)             31.9%            (a)

     (a)  Revenues for the period were less than 10% of total revenues.

NOTE 7    COMMITMENTS

During the second quarter of fiscal 2001, the Company entered into a manufacturing and purchasing agreement for certain finished goods inventories. The agreement committed the Company to purchase, over a twelve-month period, amounts ranging from approximately $2,565,000 to $3,287,000 depending on actual products purchased. Pursuant to the agreement, at May 31, 2002, the amount of remaining purchase commitments ranged from $527,000 to $677,000. In addition, the Company entered into a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $2,023,000 at May 31, 2002. Pursuant to the above agreements, at May 31, 2002, the Company had outstanding letters of credit in the amount of $2,292,000.

NOTE 8    STOCK OPTIONS

An amendment to the 1998 Incentive Plan was approved at the 2002 Annual Meeting of Stockholders to increase the number of shares available for grants and awards under the Plan from 1,000,000 to 2,000,000. During the first nine months of fiscal 2002 options for 230,375 shares of common stock were granted to directors at an exercise price of $1.00 and options for 317,000 shares of common stock were granted to employees and employee directors at a weighted average exercise price of $ .83. During the first nine months of fiscal 2002, options for 29,500 shares of common stock were exercised at a weighted average exercise price of $ ..86 and options for 96,500 shares at an exercise price of $1.44 were forfeited. At May 31, 2002, options for 1,455,425 shares of common stock were outstanding with a weighted average exercise price of $1.67 and with exercise prices ranging from $ .63 to $5.63. At May 31, 2002, options for 1,013,075 shares of common stock were available for issuance under the 1998 Incentive Plan.

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

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MAY 31, 2002 COMPARED TO THREE AND NINE MONTHS ENDED JUNE 1, 2001

The operating results for the three and nine month periods ended May 31, 2002 were net earnings of $379,000 or $ .03 per share and $768,000 or $ .06 per share, respectively, compared to a net loss of $(436,000) or $(0.04) per share and a net loss of $(2,246,000) or $(0.19) per share, respectively, for the three and nine month periods ended June 1, 2001.

REVENUES - The Company's revenues for the three months ended May 31, 2002 were $6,291,000, up 17.3% from revenues of $5,365,000 for the three months ended June 1, 2001. Revenues for the nine months ended May 31, 2002 were $18,184,000, up 28.7% from revenues of $14,128,000 for the nine months ended June 1, 2001.

Direct Broadcast Satellite (DBS) revenues increased $757,000 or 15.4% in the third quarter of fiscal 2002 to $5,681,000 from $4,924,000 in the same period of fiscal 2001. For the nine months ended May 31, 2002, DBS revenues increased $4,857,000 or 40.3% to $16,924,000 from $12,067,000 for the nine months ended
June 1, 2001. The increase in revenues for the three and nine month periods was a result of a high backlog of orders at the beginning of fiscal 2002 compared to the beginning of fiscal 2001. Shipments of network equipment, which initially began in the first quarter of fiscal 2002 to Roberts Communications to provide television coverage of horseracing to off-track betting venues throughout the United States, continued throughout the third quarter of fiscal 2002. In accordance with a multi-year contract to provide programming to network subscribers, revenue was recognized on digital receivers beginning initially in the fourth quarter of fiscal 2001 and continued throughout the first three quarters of fiscal 2002. Additionally, during the first nine months of fiscal 2002, shipments of digital receivers were completed to FOX Digital and FOX Sports Net for their broadcast and cable television networks.

Telecom and Custom Products Group revenues increased $204,000 or 64.9% in the third quarter of fiscal 2002 to $519,000 from $315,000 in the same period of fiscal 2001. For the nine months ended May 31, 2002,Telecom and Custom Products Group revenues decreased $749,000 or 45.4% to $901,000 from $1,650,000 for the nine months ended June 1, 2001. The increase in revenues for the three months ended May 31, 2002, was primarily due to an increase in orders from a distributor to provide commercial insertion equipment to a cable television operator. The decrease in revenues for the nine month period was mainly due to lower levels of shipments of cable television headend products to distributors as a result of the continued slowdown in purchases by major cable television operators.

For the three months ended May 31, 2002, three customers each accounted for 36.2%, 13.3%, and 10.8% of revenues, respectively. For the three months ended June 1, 2001, two customers accounted for 40.2% and 17.6% of revenues, respectively. For the nine months ended May 31, 2002, three customers accounted for 31.9%, 24.4% and 11.6% of revenues, respectively. For the nine months ended June 1, 2001, two customers accounted for 19.6% and 10.8% of revenues, respectively. Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues and that trend is expected to continue throughout fiscal 2002 and beyond. Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, future revenue levels may fluctuate from quarter to quarter. The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI's backlog was approximately $13,028,000 at May 31, 2002, compared to $19,057,000 at August 31, 2001, and $21,300,000 at June 1, 2001.

GROSS PROFIT MARGINS - The Company's gross profit margin percentages were 34.9% and 34.4% for the three and nine month periods ended May 31, 2002, compared to 25.7% and 18.6% for the three and nine month periods ended June 1, 2001. Gross profit margin dollars increased $817,000 and $3,617,000 for the three and nine month periods ended May 31, 2002, respectively, from the same periods ended June 1, 2001. The increases in margin dollars and percentages for the three and nine months ended May 31, 2002, were mainly due to 1) higher revenue during the periods which resulted in lower unit fixed overhead costs, 2) a reduction in manufacturing labor and overhead costs as a result of the Company's cost reduction program initiated in fiscal 2001, and 3) lower offshore contract manufacturing costs of certain DBS products. Profit margins in the three and nine month periods of fiscal 2002 included inventory reserve charges of $200,000 and $400,000 compared to $150,000 and $575,000 for the same periods of fiscal 2001.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative (SG&A) expenses decreased $353,000 or 26.0% to $1,006,000 for the three months ended May 31, 2002, from $1,359,000 for the three months ended June 1, 2001. For the nine months ended May 31, 2002, SG&A expenses decreased $807,000 or 20.5% to $3,126,000 from $3,933,000 for the same period ended June 1, 2001. During the fourth quarter of fiscal 2001 tax reimbursement features were removed from common stock options. As a result, SG&A expenses in the first nine months of fiscal 2002 were not subject to variable stock option compensation adjustments compared to a benefit of $481,000 in the first nine months of fiscal 2001. Excluding this benefit, SG&A decreased $1,288,000 or 29.2% in the first nine months of fiscal 2002 compared to the same period of fiscal 2001. The three and nine month decreases are primarily due to cost reduction efforts initiated in the last half of fiscal 2001 which resulted in reductions in corporate professional fees principally associated with a national financial relations program that was discontinued during the fourth quarter of fiscal 2001, lower sales and marketing compensation expenses, lower administrative compensation expense and lower travel and entertainment expense. As a percentage of revenues, SG&A expenses were 16.0% and 17.2% for the three and nine month periods ended May 31, 2002, respectively compared to 25.3% and 27.8% for the same periods of fiscal 2001.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $722,000 or 11.5% of revenues and $2,241,000 or 12.3% of revenues for the three and nine month periods ended May 31, 2002, compared to $788,000 or 14.7% of revenues and $2,500,000 or 17.7% of revenues for the same periods of fiscal 2001. Capitalized software development costs amounted to $140,000 and $368,000 for the third quarter and first nine months of fiscal 2002 compared to $101,000 and $276,000 for the same periods of fiscal 2001. The increases in capitalized software costs are due to increased expenditures on COMPEL network control software and software associated with new digital video products. Research and development expenses, excluding capitalized software expenditures, were $582,000 or 9.3% of revenues and $1,872,000 or 10.3% of revenues for the three and nine months ended May 31, 2002, compared to $688,000 or 12.8% of revenues and $2,225,000 or 15.7% of revenues for the same periods of fiscal 2001. The decrease in expenses for the three and nine months ended May 31, 2002, included lower personnel and overhead expenses which were offset by higher engineering consulting costs. The expenditures for research and development for the fourth quarter of fiscal 2002 are expected to continue at current run rates.

INTEREST EXPENSE - Interest expense increased $2,000 to $19,000 for the three months ended May 31, 2002, from $17,000 for the three months ended June 1, 2001. For the nine months ended May 31, 2002, interest expense increased $8,000 to $49,000 from $41,000 for the same period ended June 1, 2001. The increases for the three and nine month periods in fiscal 2002 were primarily due to an increase in the average outstanding letter of credit commitment balances.

INTEREST INCOME - Interest income was $15,000 and $20,000 for the three and nine month periods ended May 31, 2002, compared to $3,000 and $59,000 for the same periods ended June 1, 2001. The increase for the three months ended May 31, 2002, was due to higher average cash equivalent balances which offset lower investment yields during the period. The decrease for the nine months ended May 31, 2002, was mainly due to lower investment yields during the period.

INCOME TAX EXPENSES - For the nine months ended May 31, 2002, income tax expense of $453,000 was comprised of a deferred federal and state tax expense of $415,000 and $38,000, respectively. Net deferred tax assets decreased $564,000 in the first nine months of fiscal 2002 to $2,871,000, principally due to decreases in net operating loss carryforwards during the period and receipt of tax refunds of $111,000 as a result of federal income tax law changes. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the tax assets considered realizable, however, could be reduced in the near term if estimates of further taxable income during the carryforward period are reduced.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of the Company's financial condition and results of operations and require management's most subjective or difficult judgements. These policies are as follows:

REVENUE RECOGNITION - The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as issued by the Securities and Exchange Commission. Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. The Company recognizes revenue in certain circumstances before delivery has occurred. In such circumstances, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.

These policies require management, at the time of the transaction, to assess whether the amounts due are fixed or determinable, collection is reasonably assured, and if future performance obligations exist. These assessments are based on the terms of the agreement with the customer, past history, and credit worthiness of the customer. If management determines that collection is not reasonably assured or future performance obligations exist, revenue recognition is deferred until these conditions are satisfied.

In the three and nine month periods ended May 31, 2002, revenues to one customer in the amount of $1,260,000 were recorded prior to delivery. At May 31, 2002, accounts receivable for these revenues were paid in full.

INVENTORY RESERVES - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes inventory reserve provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow moving inventory that is unsaleable or saleable at reduced prices which could require additional inventory reserve provisions. At May 31, 2002, inventories, net of reserve provisions, amounted to $5,093,000.

CAPITALIZED SOFTWARE COSTS - Software development costs are capitalized subsequent to establishing the technological feasibility of a product. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes, and other factors resulting in shortfalls of expected revenues or reduced economic lives which could result in additional amortization expense or write-offs. At May 31, 2002, capitalized software costs, net of accumulated amortization, amounted to $660,000.

DEFERRED TAX ASSET VALUATION ALLOWANCE - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of the Company's deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of further taxable income during the carryforward period are reduced. Any reduction in the realizable value of deferred tax assets would result in a charge to income tax expense in the period such determination was made. At May 31, 2002, net deferred tax assets amount to $2,871,000.

ACCOUNTS RECEIVABLE VALUATION - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At May 31, 2002, accounts receivable net of allowances for doubtful accounts amounted to $2,486,000.

LIQUIDITY AND CAPITAL RESOURCES
NINE MONTHS ENDED MAY 31, 2002

During the first nine months of fiscal 2002, cash and cash equivalent balances increased $2,787,000 to $4,714,000 at May 31, 2002 from $1,927,000 at August 31,
2001. Operating activities provided $3,303,000 of cash. Net earnings adjusted for non-cash expenses provided $3,188,000 of cash, while changes in accounts receivable, customer deposits, accounts payable and accrued expenses used $2,010,000 of cash. Changes in inventories and other assets provided $2,125,000 of cash. Cash used by investing activities for property and equipment expenditures and capitalized software additions was $492,000. Financing
activities   used  cash  of  $43,000  for  scheduled   repayments  of  long-term
obligations and $6,000 for term loan facility fees. Proceeds from exercised stock options provided $25,000 of cash.

During the third quarter of fiscal 2002, WCI's bank loan facility was amended to provide a maximum available credit limit of $5,000,000 with sublimits as defined. The amended loan facility matures on June 30, 2003, or upon demand and requires an annual facility fee of 1% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank's prime rate (4.75% at May 31, 2002).

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. At May 31, 2002, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. Additionally, at May 31, 2002, approximately $1,497,000 net of outstanding letters of credit in the amount of $2,292,000 was available to borrow under the advance formulas.

The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2003, retain certain key employees, limit expenditures of Wegener Corporation to $600,000 per fiscal year, maintain certain financial ratios, and is precluded from paying dividends. The Company believes that the amended loan facility along with cash and cash equivalent balances will be sufficient to support operations through fiscal 2003.

During the second quarter of fiscal 2001, the Company entered into a manufacturing and purchasing agreement for certain finished goods inventories. The agreement committed the Company to purchase, over a twelve-month period, amounts ranging from approximately $2,565,000 to $3,287,000 depending on actual products purchased. Pursuant to the agreement, at May 31, 2002, the amount of remaining purchase commitments ranged from $527,000 to $677,000. In addition, the Company entered into a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $2,023,000 at May 31, 2002. Pursuant to the above agreements, at May 31, 2002, the Company had outstanding letters of credit in the amount of $2,292,000.

A summary of the Company's long-term contractual obligations as of May 31, 2002 consisted of:

                                 OPERATING              PURCHASE
                      DEBT         LEASES             COMMITMENTS
     Fiscal 2002     $1,500       $ 74,000     $2,550,000 to $2,700,000
     Fiscal 2003      6,000        227,000                            -
     Fiscal 2004      5,000        224,000                            -
     Fiscal 2005          -        114,000                            -
     Fiscal 2006          -          2,000                            -

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relate primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at May 31, 2002, subject to variable interest rate fluctuations.

At May 31, 2002, the Company's cash equivalents consisted of bank commercial paper in the amount of $3,650,000. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

The Company does not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

PART II.  OTHER INFORMATION
---------------------------

ITEM 3.   LEGAL PROCEEDINGS

On June 25, 2002, a complaint was filed in the U.S. District Court for the District of Nevada by StarGuide Digital Networks, Inc., a Nevada corporation, against Wegener Communications, Inc. ("WCI"), alleging that WCI had infringed two United States patents held by StarGuide. The complaint also contains allegations on intentional interference by WCI with an employment agreement between StarGuide and a then former employee of WCI, as well as trade secrets misappropriation. The plaintiff seeks preliminary and permanent injunctions enjoining WCI for further patent infringement, compensatory damages, enhanced and punitive damages for any willful infringement or interference with contract, and costs and attorney's fees. WCI has not been served with the summons or complaint but intends to file an answer denying the allegations contained in the complaint and intends to vigorously defend itself in this matter. Management of the Company believes that the outcome of this litigation will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a.) Exhibits:  4.1 Loan and  Security  Agreement  - Fourth  Amendment
               dated March 28, 2002, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $5,000,000 combined revolving credit note and term note.

          (b.) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended May 31, 2002.

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

                                        WEGENER CORPORATION
                                        -------------------
                                           (Registrant)


Date:  June 28, 2002                    By: /s/ Robert A. Placek
                                            ----------------------------
                                            Robert A. Placek
                                            President, Chief Executive Officer
                                            and Chairman of the Board
                                            (Principal Executive Officer)


Date:  June 28, 2002                    By: /s/ C. Troy Woodbury, Jr.
                                            ----------------------------
                                            C. Troy Woodbury, Jr.
                                            Treasurer and Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)