Form 10-K
period 2002-08-30
WEGENER CORP
filed 2002-11-27
CIK 715073

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

For the fiscal year ended August 30, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the transition period from ______________________ to ______________________

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

                              YES [X]        NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of November 5, 2002, 12,280,723 shares of registrant's Common Stock were outstanding and the aggregate market value of the Common Stock held by nonaffiliates was $8,347,778 based on the last sale price of the Common Stock as quoted on the NASDAQ Small-Cap Market on such date. (The officers and directors of the registrant, and owners of over 10% of the registrant's common stock, are considered affiliates for purposes of this calculation.)

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                              YES [ ]        NO [X]

     As of the last business day of the registrant's most recently completed second fiscal quarter the aggregate market value of the Common Stock held by non-affiliates was $9,182,555 based on the last sale price of the Common Stock as quoted on the NASDAQ Small-Cap Market on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement pertaining to the January 21, 2003 Annual Meeting of Stockholders, only to the extent expressly so stated herein, are incorporated herein by reference into Part III.

================================================================================

                               WEGENER CORPORATION
                                    FORM 10-K
                           YEAR ENDED AUGUST 30, 2002
                                      INDEX


                                     PART I

                                                                            Page
Item 1.   Business.............................................................2
Item 2.   Properties...........................................................8
Item 3.   Legal Proceedings....................................................8
Item 4.   Submission of Matters to a Vote of Security Holders..................8

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters..................................................8
Item 6.   Selected Financial Data.............................................10
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................10
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk..........19
Item 8.   Financial Statements and Supplementary Data.........................19
Item 9.   Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosures..............................39

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................39
Item 11.  Executive Compensation..............................................39
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters....................39
Item 13.  Certain Relationships and Related Transactions......................39
Item 14.  Controls and Procedures.............................................39

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K...............................................40

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

     (c)  Narrative description of business.

SATELLITE COMMUNICATIONS ELECTRONICS. WCI is an international provider of digital solutions for video, audio and broadcast data networks. Throughout fiscal 2002 our customers continued to convert from analog to digital technology for a variety of reasons. Applications include broadcast television, cable television, radio networks, business television, distance education, business music, satellite paging and financial information distribution. WCI services the products that it sells. The Company warrants its products for a period of one year. There were no significant warranty claims outstanding as of August 30, 2002.

     Throughout fiscal 2002 and fiscal 2001, WCI continued to produce and develop digital compression products to aid our customers in their digital conversions. Wegener's digital products are in use worldwide in broadcast television, distance learning, radio, cable television, and private business networks. In terms of new orders, digital products are the fastest growing product line for the Company. As expected, demand for the Company's analog products has continued to decline following market demand for, and the Company's emphasis on, digital technology.

DIGITAL COMMUNICATIONS. The demand for digital products is being driven by the high cost of satellite capacity and consumer demand for more channels. Satellite capacity is scarce due to pressures on both the supply and demand sides of the market. On the supply side, satellites are extremely expensive to build, launch, and maintain. The useful life of a satellite is limited by the amount of positioning fuel that can be carried. Also, the placement of satellites is regulated by the Federal Communications Commission (FCC) and therefore the number of satellites within range of any given location is limited. On the demand side, the cost of receive hardware is being steadily reduced through advancing technology, and high volume manufacturing efficiency. This is evidenced by the trend in both television and radio toward narrowcasting to well defined market segments as opposed to broadcasting to the general population. Digital compression technology allows a four to ten-fold, or more, increase in the throughput of a satellite channel. For the network, this compression represents an opportunity to reduce the cost of satellite use. For the satellite operator it represents an opportunity to increase the revenues generated by an expensive asset. Due to existing satellite transponder contracts and the cost of replacing existing analog hardware, the digital conversion of major networks is taking longer than anticipated. These network conversions are expected to occur in the near future, but it is impossible to predict the precise timing of customer internal decision processes. Management believes the market as a whole has considerable built up demand for digital technology.

Significant WCI order and revenue activity during fiscal 2002 include:

BROADCAST TELEVISION MARKET

     During the first quarter of fiscal 2002 the Company completed shipment of UNITY5000 receivers to FOX Digital. These receivers enabled FOX Digital to transmit the Super Bowl XXXVI game to all broadcast affiliates using the latest technology available. The Company expects additional opportunities for its Unity digital receivers in the broadcast television market during the next 24 months.

BROADCAST RADIO MARKET

     Numerous small orders continue to provide revenue as Wegener equipment-based radio networks add affiliates. The Company remains active in the pursuit of new business opportunities in this market segment, but revenue potential during the next 24 months is uncertain.

CABLE TELEVISION MARKET

     The Company continues to agressively pursue business opportunities with major cable programmers where the advantages of the COMPEL network control system give us an edge over more established and larger competitors.

     During fiscal 2002 the Company introduced a new line of products designed to allow the economical addition of broadcast HDTV signals to cable television systems. This product line, our DTV700 series, is expected to provide significant revenues throughout fiscal 2003 and beyond. Initial shipments to customers occurred during the first quarter of fiscal 2003.

     Sales of legacy analog equipment to cable television companies continue to decline as expected resulting from cable industry consolidation and conversions from analog to digital satellite transmission technology.

BUSINESS BROADCAST MARKET

     During fiscal 2002 the Company completed shipments of the previously announced $7.4 million order to Roberts Communications Network. This complex satellite transmission system is in daily use to provide targeted horseracing broadcasts to Roberts subscribers throughout the USA. Additional revenue in this market segment is expected to continue for the next 24 months and beyond.

     During fiscal 2002 the Company continued to ship against the previously announced $30 million order to a major international private network operator. Both the Company and the customer continue to view the contract as critical to their business plans. Shipments are expected to continue against this contract as specified throughout fiscal 2003 and beyond.

     During fiscal 2002, extensive development has been devoted to new products for this market segment including the iPump Media Server. This product allows for commercial satellite network operators to send television programs over a satellite link for targeted playback in specific locations at specific times. In simple terms, it is a highly specialized commercial version of a consumer personal video recorder. Initial orders for this product are expected in fiscal 2003 and the iPump product line is expected to provide significant revenue to the Company during the next 24 months and beyond. In addition, this product has wide ranging applications and revenue potential in all of the market segments served by the Company, (broadcast television, broadcast radio, cable television, and business broadcasting).

          (iii) Manufacturing and suppliers.

     During fiscal 2002 and fiscal 2001, the Company contracted with offshore manufacturers for certain finished goods. Raw materials consist of passive electronic components, electronic circuit boards and fabricated sheet metal. WCI purchases approximately one-half of its raw materials directly from manufacturers and the other half is purchased from distributors. Passive and active components include parts such as resistors, integrated circuits and diodes. WCI uses approximately ten distributors and three contract manufacturers to supply its electronic components. WCI often uses a single contract manufacturer or subcontractor to supply a total sub-assembly or turnkey solution for higher volume products. Direct suppliers provide sheet metal, electronic circuit boards and other materials built to specifications. WCI maintains relationships with approximately 20 direct suppliers. Most of the Company's materials are available from a number of different suppliers; however, certain components used in existing and future products are currently available from a single or limited sources. Although the Company believes that all single-source components currently are available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future. Any disruption or termination of supply of certain single-source components could have an adverse effect on the Company's business and results of operations.

          (iv) Patents, trademarks, licenses, franchises and concessions held.

     The Company holds certain patents with respect to some of its products and markets its services and products under various trademarks and tradenames. Additionally, the Company licenses certain analog audio processing technology to several manufacturing companies which generated royalty revenues of approximately $120,000, $230,000, and $257,000 in fiscal 2002, 2001, and 2000, respectively. These royalty license agreements renew annually unless cancelled by the licensee on the expiration date. Although the Company believes that the patents and trademarks owned are of value, the Company believes that success in its industry will be dependent upon new product introductions, frequent product enhancements, and customer support and service. However, the Company intends to protect its rights when, in its view, these rights are infringed upon.

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

     The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network, and data communications industries. Sales to Roberts Communications Network and Muzak and affiliates accounted for approximately 27.9% and 27.5% of revenues in fiscal 2002, respectively. Sales to FOX Digital and FOX Sports Net accounted for approximately 34.7% of revenues in fiscal 2001. At August 30, 2002, one customer accounted for more than 10% of the Company's accounts receivable. At August 31, 2001, two customers accounted for more than 10% of the Company's accounts receivable. Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues. This trend is expected to continue in fiscal 2003. There can be no assurance that the loss of one or more of these customers would not have a material adverse effect on the Company's operations.

          (viii) Backlog of orders.

     The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within 18 months. The Company's backlog was approximately $10,700,000 at August 30, 2002, and $19,057,000 at August 31,
2001. One customer accounted for 85.5% of the backlog at August 30, 2002. Reference is hereby made to the information contained in MD&A, which is incorporated herein by reference in response to this item.

     Approximately $8,700,000 of the August 30, 2002 backlog is expected to ship during fiscal 2003. One customer accounted for 82.2% of the August 30, 2002 backlog scheduled to ship during fiscal 2003.

          (ix) Government contracts.

     Not applicable.

          (x)  Competitive Conditions.

     WCI competes with companies that have substantially greater resources, as well as with small specialized companies. Competitive forces are generally predictable for each of the markets served by the Company. Through relationships with component and integrated solution providers, the Company has positioned itself to provide complete end-to-end digital video and audio systems to its customers.

Broadcast Television

     Competition in the market for the Company's broadcast television electronics products, including digital video equipment, is driven by features, timeliness, performance, and price. The Company's broadcast digital video products in production are competitively priced, with unique, desirable features. Due to the large number of potential end users, both small and large competitors continue to emerge. The Company believes it has positioned itself to capitalize on the market trends in this business through careful development of its product and market strategies, which have proven successful in increasing revenues from this sector. It must be emphasized that the overall market for professional satellite broadcast products is very specialized and somewhat limited. The Company's long term strategic relationships within the broadcast industry help assure that it will generally be exposed to whatever purchasing opportunities present themselves.

Cable Television

     In the cable television market the Company believes that the competitive position for many of its products is dominant. However, these products are competing with those of significant and well-established firms. WCI believes that it maintains a competitive advantage in the cable and broadcast video markets for advertising-supported networks through its ability to provide regionalized programming and control. The Company's success in this market will depend to a great extent on how much emphasis is placed on a network's desire to target advertising and other messages. Major networks remain to be converted from analog to digital and the Company continues to pursue opportunities where it perceives its products will provide value-added features over larger competitors. Legacy products for analog audio and network digital cue signals continue to provide revenue, but this revenue is projected to diminish substantially over the next 24 months.

Broadcast Radio Networks

     Competition for radio network products, including the Company's digital audio products, is very aggressive and pricing is very competitive. The Company believes that its continued success in all of its markets will depend on aggressive marketing and product development. As in the case of broadcast television, the market is limited and new conversions to digital technology are not expected to bring significant revenue opportunities during the next 24 months.

Business Broadcasting

     Competition in the business broadcasting market segment generally comes from smaller companies with unique products tailored to the needs of the customer. The Company feels that this market segment is one where it enjoys competitive advantages. Business music networks, for example, continue to rely on the Company's powerful network control and targeting capabilities to maximize every advertising dollar. New products such as the iPump digital media server will allow business broadcasting networks to benefit from satellite broadcasting technologies without requiring large amounts of satellite cost. Competition in this field remains limited and the Company expects to be among the industry key players over the next 24 months.

          (xi) Research and development activities.

     The Company's research and development activities are designed to strengthen and broaden its existing products and systems and to develop new products and systems. A major portion of the fiscal 2002 research and development expenses were spent in the digital video product area. WCI's research and development expenses totaled $2,410,000 in fiscal 2002, $2,689,000 in fiscal 2001, and $3,048,000 in fiscal 2000. Additional information contained on pages 2-4 and in MD&A in this report is incorporated herein by reference in response to this item.

          (xii) Environmental Regulation.

     Federal, state and local pollution control requirements had no material effect upon the capital expenditures, earnings or the competitive position of the Company.

          (xiii) Number of employees.

     As of August 30, 2002, the Company had 83 full time employees employed by the WCI manufacturing subsidiary and no employees employed by Wegener Corporation or Wegener Communications International, Inc. No employees are parties to a collective bargaining agreement and the Company believes that employee relations are good.

     (d)  Financial information about geographic areas.

     Information contained in Note 10 to the consolidated financial statements contained in this report is incorporated herein by reference in response to this item.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, for purposes of section 401(b) of Regulation S-K, are as follows:

NAME AND BUSINESS EXPERIENCE                 AGE       OFFICE HELD

ROBERT A. PLACEK                             64   Chairman of the Board,
President and Chief Executive Officer of          President and Chief
the Company since August 1987 and                 Executive Officer of the
Director of the Company since July 1987.          Company
Chairman of the Board since 1995.
Chairman and Chief Executive Officer and
Director of WCI since 1979. President of
WCI from October 1979 to June 1998 and
from March 2002 to present.

NED L. MOUNTAIN                              54   Executive Vice President
Executive Vice President of WCI since             of WCI
March 2002. Senior Vice President of
Business Development of WCI 1996-2002.
Vice President European Operations of
WCI 1994-1995. Numerous Sales and
Marketing positions 1981-1994. Corporate
Senior Engineer of UA-Columbia
Cablevision 1979-1981.

C. TROY WOODBURY, JR.                        55   Treasurer and Chief
Treasurer and Chief Financial Officer of          Financial Officer of the
the Company since June 1988 and Director          Company and WCI
since 1989. Treasurer and Chief
Financial Officer of WCI since 1992.
Senior Vice President of Finance of WCI
since March 2002. Executive Vice
President of WCI from July 1995 to March
2002. Chief Operating Officer of WCI
from September 1992 to June 1998. Group
Controller for Scientific-Atlanta, Inc.
from March 1975 to June 1988.

JAMES T. TRAICOFF                            52   Controller of the Company
Controller of the Company since November          and WCI
1991; Controller of WCI since July 1988;
Controller for BBL Industries, Inc. from
April 1985 to July 1988.

ITEM 2.   PROPERTIES

     The executive offices of the Company are located at 11350 Technology Circle, Duluth, Georgia 30097-1502. This 40,000 square foot facility, which is located on a 4.7-acre site, was purchased by WCI in February 1987. During August 1989, WCI purchased an additional 4.4 acres of adjacent property. WCI also leases a 21,000 square foot facility in Alpharetta, Georgia under a five-year lease expiring during the second quarter of fiscal 2005. The annual rent is approximately $136,000 for the first three (3) years and $143,000 for the fourth and fifth years. WCI's 40,000 square foot facility and 4.4 acres of adjacent land are pledged as collateral under the Company's line of credit facility.

ITEM 3.   LEGAL PROCEEDINGS

     On June 25, 2002, a complaint was filed in the U.S. District Court for the District of Nevada by StarGuide Digital Networks, Inc., a Nevada corporation, against Wegener Communications, Inc. (StarGuide Digital Network, Inc., Plaintiff, v. Wegener Communications, Inc., and John Scaggs, Defendants) alleging that WCI had infringed two United States patents held by StarGuide. On July 10, 2002, StarGuide filed its First Amended Complaint and added John Scaggs, an employee of WCI, as a defendant. StarGuide filed its Second Amended Complaint on July 17, 2002. Counts I and II of the Second Amended Complaint allege claims of patent infringement against WCI relating to two U.S. Patents. The remaining counts relate to the employment of John Scaggs by WCI, his brief decision to become an employee of StarGuide, and alleged acts of misappropriation of StarGuide's trade secrets by WCI and John Scaggs. The plaintiff seeks preliminary and permanent injunctions enjoining WCI for further patent infringement, compensatory damages, enhanced and punitive damages for any willful infringement or interference with contract, and costs and attorney's fees. WCI timely answered the Complaints and denied all liability in full. In addition, WCI filed counterclaims against StarGuide seeking declaratory judgements that WCI is not infringing the patents in suit and that the patents in suit are invalid or otherwise unenforceable. Wegener is vigorously defending this suit. Further proceedings in the case have been deferred by the court to allow the parties to engage in settlement discussions. Management of the Company does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                     PART II

ITEM 5.   MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
          MATTERS

     The Company's Common Stock is traded on the NASDAQ Small-Cap Market (NASDAQ symbol: WGNR). As of November 6, 2002, there were approximately 386* holders of record of Common Stock. *(This number does not reflect beneficial ownership of shares held in nominee name).

The quarterly ranges of high and low closing sale prices for fiscal 2002 and 2001 were as follows:

                              FISCAL 2002                    Fiscal 2001
                           HIGH         LOW               High          Low
                          ------------------             -------------------
First Quarter             $1.24        $ .50             $2.44          $.78
Second Quarter             1.22          .82              1.56           .56
Third Quarter              1.63          .84              1.20           .68
Fourth Quarter             1.39          .90              1.20           .66

     The Company has not paid any cash dividends on its Common Stock. For the foreseeable future, the Company's Board of Directors does not intend to pay cash dividends, but rather plans to retain earnings to support the Company's operations and growth. Furthermore, the Company is prohibited from paying dividends in accordance with its bank loan agreement, as more fully described in MD&A and in Note 6 to the financial statements of this report.

     The following table summarizes information as of August 30, 2002 regarding the Company's common stock reserved for issuance under the Company's equity compensation plans.

                                                                     Number of Securities
                                  Number of           Weighted-      Remaining Available
                                  Securities           Average       for Future Issuance
                                to be Issued       Exercise Price      Under the Plans
                               Upon Exercise of    of Outstanding   (Excluding Securities
                             Outstanding Options      Options       Reflected in Column (a)
      Plan Category                  (a)                 (b)                  (c)
--------------------------------------------------- ---------------------------------------
Equity Compensation Plans         1,335,425            $ 1.37              1,019,075
  Approved by Security
  Holders
Equity Compensation Plans           100,000            $ 5.63                     --
  Not Approved by
  Security Holders(1)
--------------------------------------------------- ---------------------------------------

Total                             1,435,425            $ 1.67              1,019,075
===========================================================================================

(1) Represents a compensation arrangement pursuant to an agreement with a third party to provide a national financial relations program for the Company, which agreement terminated in fiscal 2001.

ITEM 6.   SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                Year ended
-------------------------------------------------------------------------------------------------------
                                      AUGUST 30,   August 31,   September 1,   September 3,  August 28,
                                         2002         2001          2000          1999         1998
-------------------------------------------------------------------------------------------------------
Revenue                               $   23,459   $   20,333    $   22,894    $   25,259   $   34,255

Net earnings (loss)                          808       (1,976)       (3,329)          213        2,760

Net earnings (loss) per share
    Basic                             $      .07   $     (.17)   $     (.28)   $      .02   $      .24
    Diluted                           $      .07   $     (.17)   $     (.28)   $      .02   $      .23
Cash dividends paid per share (1)             --           --            --            --           --
-------------------------------------------------------------------------------------------------------

Total assets                          $   18,700   $   18,660    $   24,147   $   24,954    $   25,905
Long-term obligations inclusive
    of current maturities                     10           55           578        1,205         1,829
=======================================================================================================

(1) The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future

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

     The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal years 2002, 2001, and 2000 contained 52 weeks. All references herein to 2002, 2001, and 2000, refer to the fiscal years ending August 30, 2002, August 31, 2001, and September 1, 2000, respectively.

RESULTS OF OPERATIONS

     Net earnings for the year ended August 30, 2002, were $808,000 or $0 .07 per diluted share, compared to a net loss of $(1,976,000) or $(0.17) per diluted share for the year ended August 31, 2001, and a net loss of $(3,329,000) or $(0.28) per diluted share for the year ended September 1, 2000.

     Revenues for fiscal 2002 increased $3,126,000 or 15.4% to $23,459,000 from $20,333,000 in fiscal 2001. Direct Broadcast Satellite (DBS) revenues (including service revenues) in fiscal 2002 increased $3,833,000 or 20.7% to $22,386,000 from $18,553,000 in fiscal 2001. Telecom and Custom Product revenues decreased $707,000 or 39.7% in fiscal 2002 to $1,073,000 from $1,780,000 in fiscal 2001.
Revenues were $5,275,000 for the fourth quarter of fiscal 2002 compared to revenues of $6,205,000 for the fourth quarter of fiscal 2001. The increase in DBS revenues in fiscal 2002 was a result of a high backlog of orders at the beginning of fiscal 2002 compared to the beginning of fiscal 2001. Shipments of network equipment, which initially began in the first quarter of fiscal 2002, were completed to Roberts Communications to provide television coverage of horseracing to off-track betting venues throughout the United States. In accordance with a multi-year contract to provide programming to network subscribers, revenue was recognized on digital receivers beginning initially in the fourth quarter of fiscal 2001 and continued throughout fiscal 2002. Additionally, during fiscal 2002, shipments of digital receivers were completed to FOX Digital and FOX Sports Net for their broadcast and cable television networks. The Telecom and Custom Product Group revenue decrease in fiscal 2002 was primarily due to lower levels of shipments of cable television headend products to distributors as a result of a continued slowdown in purchases by the major cable television operators. They continue to be impacted by overcapacity and tightened credit availability in the telecom industry.

     Revenues for fiscal 2001 decreased $2,561,000 or 11.2% to $20,333,000 from $22,894,000 in fiscal 2000. Direct Broadcast Satellite (DBS) revenues (including service revenues) in fiscal 2001 decreased $1,357,000 or 6.8% to $18,553,000 from $19,910,000 in fiscal 2000. Telecom and Custom Product revenues decreased $1,205,000 or 40.4% in fiscal 2001 to $1,780,000 from $2,985,000 in fiscal 2000.
Revenues were $6,205,000 for the fourth quarter of fiscal 2001 compared to revenues of $4,124,000 for the fourth quarter of fiscal 2000. The decrease in DBS revenues in fiscal 2001 was due to delayed product introductions by the Company and delayed purchasing decisions in the digital satellite transmission market. Industry-wide new product introductions, as well as increased pricing competition, contributed to the expanded range of choices available to buyers. The Telecom and Custom Product Group revenue decrease in fiscal 2001 was primarily due to lower levels of shipments of cable television headend products to distributors as a result of a slowdown in purchases by the major cable television operators. Major cable television operators were adversely affected by a tightening of credit availability to the telecom industry, a drop in market capitalization for the sector and an overbuilding of capacity which resulted in delayed capital spending decisions.

     WCI's backlog of orders scheduled to ship within eighteen months decreased $8,357,000 or 43.9% to $10,700,000 at August 30, 2002, from $19,057,000 at
August 31, 2001. The decline in the Company's backlog has been caused by a slowdown in capital spending due to the slowdown in the economy, delays by customers in expanding existing networks, and the timing of new product introductions by the Company. The August 31, 2001 backlog increased $9,847,000 or 106.9% to $19,057,000 from $9,210,000 at September 1, 2000. Approximately
$8,700,000 of the August 30, 2002, backlog is expected to ship during fiscal 2003. One customer accounted for 85.5% of the Company's backlog at August 30, 2002 and for 82.2% of the backlog expected to ship during fiscal 2003. The Company has limited revenue visibility for the first quarter of fiscal 2003. It is anticipated that revenues for the first quarter of fiscal 2003 will decrease compared to the fourth quarter of fiscal 2002 and will result in an operating loss for the period. Although no assurances may be given, the Company believes it will record sufficient new orders in fiscal 2003 to achieve fiscal year profitability, although there can be fluctuations in quarter to quarter operating results due to the timing of orders received.

     International sales are generated through a direct sales organization and through foreign distributors. International sales were $1,473,000 or 6.3% of revenues in fiscal 2002, compared to $2,794,000 or 13.7% of revenues in fiscal 2001, and $4,150,000 or 18.1% of revenues in fiscal 2000. International shipments are generally project specific and revenues, therefore, are subject to variations from year to year. All international sales are denominated in U.S. dollars. Additional financial information on geographic areas is provided in
Note 10 of the consolidated financial statements.

     Gross profit as a percent of sales was 33.3% in fiscal 2002, compared to 21.3% in fiscal 2001 and 21.1% in fiscal 2000. Gross profit margin dollars increased $3,488,000 or 80.5% to $7,822,000 in fiscal 2002 from $4,334,000 in fiscal 2001. Fiscal 2000 gross profit margin dollars amounted to $4,819,000. The increases in margin dollars and percentages in fiscal 2002 were mainly due to 1) higher revenue during the period which resulted in lower unit fixed overhead costs, 2) a reduction in manufacturing labor and overhead costs as a result of the Company's cost reduction program initiated in fiscal 2001, and 3) lower offshore contract manufacturing costs of certain DBS products. Profit margins in fiscal 2002 included inventory reserve charges of $800,000 compared to $1,325,000 in fiscal 2001. Gross profit margin was unfavorably impacted in fiscal 2001 by higher unit fixed costs due to the decrease in sales volumes.

     Selling, general, and administrative (SG&A) expenses decreased $644,000 or 13.6% to $4,101,000 in fiscal 2002 from $4,745,000 in fiscal 2001. As a percentage of revenues, selling, general, and administrative expenses were 17.5% of revenues in fiscal 2002 and 23.3% in fiscal 2001. During the fourth quarter of fiscal 2001 tax reimbursement features were removed from common stock options. As a result, SG&A expenses in fiscal 2002 were not subject to variable stock option compensation adjustments compared to a benefit of $488,000 in fiscal 2001. Excluding this benefit, SG&A decreased $1,132,000 or 21.6% in fiscal 2002 compared to fiscal 2001. SG&A reductions in fiscal 2002 were mainly due to personnel reductions, lower sales incentive commissions as a result of a decrease in fiscal 2002 orders, and cost reduction efforts in discretionary spending items. The dollar decrease of expenses in fiscal 2002 compared to fiscal 2001 includes decreases in 1) compensation expense of $710,000, 2) travel expenses of $171,000, and 3) trade show and advertising expenses of $138,000. The Company expects to continue to monitor SG&A costs in relation to revenue levels and make adjustments as necessary if revenues do not increase as planned.

     Selling, general, and administrative expenses decreased $2,496,000 or 34.5% to $4,745,000 in fiscal 2001 from $7,241,000 in fiscal 2000. These costs decreased in fiscal 2001 primarily due to cost reduction efforts which resulted in lower personnel, travel, marketing, software implementation, and facility expenses; termination of an agreement with a financial relations firm; and a decrease in variable stock option compensation expenses. The dollar decrease of expenses in fiscal 2001 compared to fiscal 2000 includes decreases in 1) advertising expense of $116,000, 2) repairs and maintenance expense of $201,000,
3) consulting expense of $287,000 principally associated with the completion of installation of a new manufacturing and financial information system, 4) professional fees of $131,000, 5) outside sales agent commissions of $408,000 due to lower international revenues and completion of certain domestic orders subject to agent commissions, 6) travel expenses of $131,000, 7) salaries and benefits costs of $457,000, and 8) non-cash stock variable option compensation expense of $977,000 due to the decline in market price of the Company's common stock.

     General corporate expenses included in selling, general, and administrative expense were approximately $510,000, $658,000, and $805,000 in fiscal 2002, 2001, and 2000, respectively. The decrease in fiscal 2002 corporate expenses was due to termination, in fiscal 2001, of an agreement with a financial relations firm.

     Research and development expenditures, including capitalized software development costs, were $2,983,000 or 12.7% of revenues in fiscal 2002, $3,073,000 or 15.1% of revenues in fiscal 2001, and $3,689,000 or 16.1% of revenues in fiscal 2000. The decrease in expenditures in fiscal 2002 compared to fiscal 2001 was primarily due to decreases in labor and overhead costs which were offset by higher engineering consulting costs. The decrease in expenditures in fiscal 2001 compared to fiscal 2000 was primarily due to decreases in overhead and engineering consulting costs due to the completion of contracted engineering development projects related to DBS products. Software development costs totaling $573,000, $384,000, and $641,000 were capitalized during fiscal 2002, 2001, and 2000, respectively. The increases in capitalized software costs during fiscal 2002 compared to 2001 are due to increased expenditures on COMPEL network control software and software associated with new digital video products. Research and development expenses, excluding capitalized software development costs, were $2,410,000 or 10.3% of revenues in fiscal 2002, $2,689,000 or 13.2% of revenues in fiscal 2001, and $3,048,000 or 13.3% of revenues in fiscal 2000. The Company expects fiscal 2003 research and development expenditures to approximate fiscal 2002 levels as it continues to develop and enhance DBS products.

     Interest expense was $64,000 in fiscal 2002 compared to $60,000 in fiscal 2001 and $88,000 in fiscal 2000. Interest expense in fiscal 2002 was principally associated with letters of credit commitments and bank float charges on lockbox collections. The increase during fiscal 2002 was due primarily to an increase in the average outstanding letter of credit commitment balances. The decrease in fiscal 2001 was due primarily to a decrease in total indebtedness. The Company believes that interest expense in fiscal 2003 will approximate fiscal 2002 expense.

     Interest income was $33,000 in fiscal 2002 compared to $71,000 in fiscal 2001 and $334,000 in fiscal 2000. The decrease in fiscal 2002 was mainly due to lower investment yields. Interest income is expected to decrease in fiscal 2003 due to expected lower average outstanding balances of cash and cash equivalents.

     Fiscal 2002 income tax expense of $473,000 was comprised of a current federal income tax benefit of $114,000 from receipt of alternative minimum tax refunds as a result of federal income tax law changes and deferred federal and state income tax expenses of $549,000 and $38,000, respectively. Net deferred tax assets decreased $587,000 to $2,848,000 at August 30, 2002 from $3,435,000 at August 31, 2001. The decrease was principally due to current period utilization of net operating loss carryforwards and refunds of alternative minimum tax credits. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced. Fiscal 2001 income tax benefit was comprised of a deferred federal and state tax benefit of $1,049,000 and $63,000, respectively. Fiscal 2000 income tax benefit was comprised of a current federal and state income tax benefit of $262,000 and $123,000, respectively, and a deferred federal and state tax benefit of $1,409,000 and $101,000, respectively. A reconciliation of the Company's effective income tax rate as compared to the statutory U.S. income tax rate is provided in Note 7 of the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of the Company's financial condition and results of operations and require management's most subjective or difficult judgements. These policies are as follows:

REVENUE RECOGNITION - The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as published by the staff of the Securities and Exchange Commission. Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. The Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, amongst other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the period ending August 30, 2002, revenues to one customer in the amount of $1,554,000 were recorded prior to delivery as bill and hold transactions. At August 30, 2002, accounts receivable for these revenues amounted to $794,000 and were paid in full subsequent to August 30, 2002.

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

INVENTORY RESERVES - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes inventory reserve provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow moving inventory that is unsaleable or saleable at reduced prices which could require additional inventory reserve provisions. At August 30, 2002, inventories, net of reserve provisions, amounted to $3,921,000.

CAPITALIZED SOFTWARE COSTS - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes, and other factors resulting in shortfalls of expected revenues or reduced economic lives which could result in additional amortization expense or write-offs. At August 30, 2002, capitalized software costs, net of accumulated amortization, amounted to $642,000.

DEFERRED TAX ASSET VALUATION ALLOWANCE - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of the Company's deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of further taxable income during the carryforward period are reduced. Any reduction in the realizable value of deferred tax assets would result in a charge to income tax expense in the period such determination was made. At August 30, 2002, deferred tax assets amount to

$2,848,000 of which $561,000 relates to net operating loss carryforwards which expire in fiscal 2020 and 2021 and $98,000 of general business and foreign tax credits expiring fiscal 2004.

ACCOUNTS RECEIVABLE VALUATION - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At August 30, 2002, accounts receivable net of allowances for doubtful accounts amounted to $3,038,000.

LIQUIDITY AND CAPITAL RESOURCES

     At August 30, 2002, the Company's primary sources of liquidity were cash and cash equivalents of $5,118,000 and a $5,000,000 bank loan facility. Cash and cash equivalents increased $3,191,000 in fiscal 2002.

     Cash provided by operating activities in fiscal 2002 was $3,986,000 compared to $1,265,000 in fiscal 2001. Cash used by operating activities in fiscal 2000 was $4,236,000. Fiscal 2002 net earnings adjusted for non-cash expenses provided cash of $4,200,000 while changes in inventories and other assets provided cash of $2,809,000. Changes in accounts receivable, accounts payable, accrued expenses, and customer deposits used cash of $3,023,000.

     Cash used by investing activities was $720,000 in fiscal 2002 compared to $860,000 in fiscal 2001 and $1,748,000 in fiscal 2000. Cash used in fiscal 2002 includes property and equipment expenditures of $147,000, and capitalized software additions of $573,000. Property and equipment expenditures were for planned additions of principally manufacturing and engineering test equipment. Fiscal 2003 expenditures for investing activities are expected to approximate fiscal 2002 levels.

     Cash used by financing activities was $75,000 in fiscal 2002, $551,000 in fiscal 2001, and $802,000 in fiscal 2000. In fiscal 2002, financing activities used cash of $45,000 for scheduled repayments of long-term obligations, $56,000 for debt issuance costs, and provided $25,000 of cash from the exercise of stock options. At August 30, 2002, scheduled fiscal 2003 debt repayments are approximately $6,000.

     Net accounts receivable increased $1,962,000 to $3,038,000 at August 30, 2002, from $1,076,000 at August 31, 2001, compared to $4,111,000 at September 1,
2000. The increase in fiscal 2002 was primarily due to a higher percentage of shipments occurring in the last month of the fourth quarter of fiscal 2002 compared to the same period of fiscal 2001, and early collection on account from a major customer in the fourth quarter of fiscal 2001. The allowance for doubtful accounts was $352,000 at August 30, 2002, $305,000 at August 31, 2001, and $166,000 at September 1, 2000. Write-offs, net of recoveries in fiscal 2002 were $108,000. Net recoveries were $19,000 in fiscal 2001. Write-offs, net of recoveries in fiscal 2000 were $52,000. Increases to the allowance and charges to general and administrative expense were $155,000 in fiscal 2002, $120,000 in fiscal 2001, and $45,000 in fiscal 2000.

     Inventory before reserves decreased $3,941,000 to $7,701,000 at August 30, 2002, from $11,642,000 at August 31, 2001. The decrease was primarily due to increased sales and management efforts to decrease inventory levels. During fiscal 2002, inventory reserves were increased by provisions charged to cost of sales of $800,000. The increase in the provision was to provide additional reserves for 1) slower moving analog Telecom products, 2) excess digital audio inventories, and 3) potentially slow-moving inventories of earlier generations of other digital products. These products continue to sell but at reduced quantities. During fiscal 2001, inventory reserves were increased by provisions charged to cost of sales of $1,325,000 and $1,246,000 in fiscal 2000. Inventory reserves were decreased by write-offs of $1,176,000 in fiscal 2002 and $613,000 in fiscal 2001. During fiscal 2002 and 2001 decreases in inventories provided cash of $2,765,000 and $1,296,000, respectively. In fiscal 2000, increases in inventory used cash of $4,864,000.

     During the third quarter of fiscal 2002, WCI's bank loan facility was amended to provide a maximum available credit limit of $5,000,000 with sublimits as defined. The amended loan facility matures on June 30, 2003, or upon demand and requires an annual facility fee of 1% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank's prime rate (4.75% at August 30, 2002).

     The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. At August 30, 2002, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. Additionally, at August 30, 2002, approximately $3,243,000 net of outstanding letters of credit in the amount of $1,319,000 was available to borrow under the advance formulas.

     The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2003, retain certain key employees, limit expenditures of Wegener Corporation to $600,000 per fiscal year, maintain certain financial ratios, and is precluded from paying dividends. At August 30, 2002, the Company was in compliance with all loan facility covenants. The Company believes that the amended loan facility along with cash and cash equivalent balances will be sufficient to support operations through fiscal 2003.

     During the second quarter of fiscal 2001, the Company entered into a manufacturing and purchasing agreement for certain finished goods inventories. The agreement is a firm commitment by the Company to purchase, over a twelve-month period, amounts ranging from approximately $2,565,000 to $3,287,000 depending on actual products purchased. Pursuant to the agreement, at August 30, 2002, remaining and outstanding purchase commitments amounted to $241,000. In addition, during fiscal 2001, the Company entered into a cancelable manufacturing and purchasing agreement for finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,319,000 at August 30, 2002. Subsequent to August 30, 2002, the Company committed to an additional $913,000 of inventory purchases. Pursuant to the above agreements, at August 30, 2002, the Company had outstanding letters of credit in the amount of $1,319,000.

     The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

     A summary of the Company's long-term contractual obligations as of August 30, 2002 consisted of:


                                               OPERATING          PURCHASE
                             DEBT               LEASES          COMMITMENTS
                           --------            --------          ----------
     Fiscal 2003           $  6,000            $227,000          $1,560,000
     Fiscal 2004              4,000             224,000                  --
     Fiscal 2005                 --             114,000                  --
     Fiscal 2006                 --               2,000                  --
                           --------            --------          ----------
     Total                 $ 10,000            $567,000          $1,560,000
                           ========            ========          ==========

IMPACT OF INFLATION

     The Company does not believe that inflation has had a material impact on revenues or expenses during its last three fiscal years.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), and
Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Implementation of these pronouncements had no significant impact on the Company's financial statements.

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

     In July 2002, the FASB issued statement no. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS 146) which is effective January 1, 2003. SFAS 146 provides that an exit cost liability should not always be recorded at the date of an entity's commitment to an exit plan, but instead should be recorded when the obligation is incurred. An entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. The Company does not expect SFAS 146 to have a material impact on its financial condition and results of operation.

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

     The Company has invested a significant amount of financial resources to acquire certain raw materials, to incur direct labor and to contract to have specific outplant procedures performed on inventory in process. The Company purchased this inventory based upon previously known backlog and anticipated future sales given existing knowledge of the marketplace. The Company's inventory reserve of $3,781,000 at August 30, 2002, is to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that might occur should the Company's sales efforts not be successful.

     Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues and that trend is expected to continue throughout fiscal 2003 and beyond. Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, future revenue levels may fluctuate from quarter to quarter. One customer accounted for 85.5% of the backlog at August 30, 2002 and for 82.2% of the backlog scheduled to ship during fiscal 2003.

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

     The Company has made significant investments in capitalized software principally related to digital audio and video products. At August 30, 2002, capitalized software costs were $642,000. These costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or
(b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes, and other factors resulting in shortfalls of expected revenues or reduced economic lives.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at August 30, 2002, subject to variable interest rate fluctuations.

     At August 30, 2002, cash equivalents consisted of bank commercial paper in the amount of $2,900,000 and variable rate municipals in the amount of $2,000,000. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

     The Company does not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                            Page

Report of Independent Certified Public Accountants............................20

Consolidated Statements of Operations
   Years ended August 30, 2002, August 31, 2001, and September 1, 2000........21

Consolidated Balance Sheets
   As of August 30, 2002 and August 31, 2001..................................22

Consolidated Statements of Shareholders' Equity
   Years ended August 30, 2002, August 31, 2001, and September 1, 2000........23

Consolidated Statements of Cash Flows
   Years ended August 30, 2002, August 31, 2001, and September 1, 2000........24

Notes to Consolidated Financial Statements....................................25

Consolidated Supporting Schedules Filed:

Schedule II-Valuation and Qualifying Accounts
   Years ended August 30, 2002, August 31, 2001, and September 1, 2000........42

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


/s/ Robert A. Placek
Robert A. Placek,
President, Chief Executive Officer
and Chairman of the Board


/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
Treasurer and Chief Financial Officer


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of Wegener Corporation
Duluth, Georgia

     We have audited the accompanying consolidated balance sheets of Wegener Corporation and subsidiaries as of August 30, 2002, and August 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of three years in the period ended August 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wegener Corporation and subsidiaries as of August 30, 2002, and August 31, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                /s/ BDO Seidman, LLP

Atlanta, Georgia                    BDO Seidman, LLP
November 5, 2002

Wegener Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Year ended
                                                           --------------------------------------------
                                                            AUGUST 30,      August 31,     September 1,
                                                               2002            2001           2000
-------------------------------------------------------------------------------------------------------
Revenue                                                    $ 23,458,923    $ 20,332,899    $ 22,894,314
-------------------------------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                                    15,636,657      15,998,989      18,075,326
        (including non-cash equity related charges
        of $31,256, $37,294, and $47,520, respectively)
    Selling, general and administrative                       4,101,062       4,744,913       7,240,636
        (including non-cash equity related charges
        (benefits) of $58,807, $(365,641), and
        $729,632, respectively)
    Research and development                                  2,409,949       2,688,844       3,047,754
        (including non-cash equity related charges of
        $68,006, $75,688, and $84,844, respectively)
-------------------------------------------------------------------------------------------------------

Operating costs and expenses                                 22,147,668      23,432,746      28,363,716
-------------------------------------------------------------------------------------------------------

Operating income (loss)                                       1,311,255      (3,099,847)     (5,469,402)
    Interest expense                                            (64,061)        (59,929)        (88,085)
    Interest income                                              33,386          71,475         333,597
-------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                           1,280,580      (3,088,301)     (5,223,890)

Income tax expense (benefit)                                    473,000      (1,112,000)     (1,895,000)
-------------------------------------------------------------------------------------------------------

Net earnings (loss)                                        $    807,580    $ (1,976,301)   $ (3,328,890)
=======================================================================================================

Net earnings (loss) per share
    Basic                                                  $        .07    $       (.17)   $       (.28)
    Diluted                                                $        .07    $       (.17)   $       (.28)
=======================================================================================================

Shares used in per share calculation
    Basic                                                    12,160,865      11,943,048      11,798,458
    Diluted                                                  12,229,240      11,943,048      11,798,458
=======================================================================================================

See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                    AUGUST 30,      August 31,
                                                       2002            2001
--------------------------------------------------------------------------------
ASSETS

Current
    Cash and cash equivalents                      $  5,117,756    $  1,926,723
    Accounts receivable                               3,037,762       1,076,420
    Inventories                                       3,920,673       7,485,883
    Deferred income taxes                             2,225,000       2,207,000
    Other                                                90,066         134,095
--------------------------------------------------------------------------------

          Total current                              14,391,257      12,830,121

Property and equipment, net                           2,995,332       3,664,292
Capitalized software costs, net                         641,710         895,442
Deferred income taxes                                   623,000       1,228,000
Other assets                                             48,556          42,617
--------------------------------------------------------------------------------

                                                   $ 18,699,855    $ 18,660,472
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                               $  1,424,101    $  1,694,923
    Accrued expenses                                  1,409,369       2,009,482
    Customer deposits                                   777,023         813,125
    Current maturities of long-term obligations           6,120          44,695
--------------------------------------------------------------------------------

          Total current liabilities                   3,616,613       4,562,225

Long-term obligations, less current maturities            4,294          10,379
--------------------------------------------------------------------------------

          Total liabilities                           3,620,907       4,572,604
--------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
    Common stock, $.01 par value; 20,000,000
      shares authorized; 12,314,575 shares issued       123,146         123,146
    Additional paid-in capital                       19,513,977      19,751,694
    Deficit                                          (4,401,830)     (5,209,410)
    Less treasury stock, at cost                       (156,345)       (577,562)
--------------------------------------------------------------------------------

Total shareholders' equity                           15,078,948      14,087,868
--------------------------------------------------------------------------------
                                                   $ 18,699,855    $ 18,660,472
================================================================================

See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 Common Stock           Additional      Retained              Treasury Stock
                                                 ------------             Paid-in       Earnings              --------------
                                             Shares        Amount         Capital       (Deficit)          Shares         Amount
------------------------------------------------------------------------------------------------------------------------------------
BALANCE at September 3, 1999               12,314,575   $    123,146   $ 19,492,570    $     95,781         632,459    $   (931,728)

    Treasury stock reissued through
       stock options and 401(k) plan               --             --        155,810              --        (249,988)        292,691
    Treasury stock purchased                       --             --             --              --          99,000        (398,470)
    Value of stock options granted for
       services                                    --             --        175,188              --              --              --
    Value of stock                                 --
       option compensation                         --             --        349,000              --              --              --
    Tax benefit of stock
       options exercised                           --             --        152,000              --              --              --
    Net loss for the year                          --             --             --      (3,328,890)             --              --
------------------------------------------------------------------------------------------------------------------------------------

BALANCE at September 1, 2000               12,314,575   $    123,146   $ 20,324,568    $ (3,233,109)        481,471    $ (1,037,507)

    Treasury stock reissued through
       401(k) plan                                 --             --       (271,567)             --        (211,883)        459,945
    Value of stock options granted for
       services                                    --             --         47,093              --              --              --
    Value of stock
       option compensation                         --             --       (348,400)             --              --              --
    Net loss for the year                          --             --             --      (1,976,301)             --              --
------------------------------------------------------------------------------------------------------------------------------------

BALANCE at August 31, 2001                 12,314,575   $    123,146   $ 19,751,694    $ (5,209,410)        269,588    $   (577,562)

    Treasury stock reissued through
       stock options and 401(k) plan               --             --       (237,717)             --        (196,611)        421,217
    Net earnings for the year                      --             --             --         807,580              --              --
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 30, 2002                 12,314,575   $    123,146   $ 19,513,977    $ (4,401,830)         72,977    $   (156,345)
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year ended
                                                         --------------------------------------------
                                                          AUGUST 30,      August 31,     September 1,
                                                             2002            2001            2000
-----------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
    Net earnings (loss)                                  $    807,580    $ (1,976,301)   $ (3,328,890)
    Adjustments to reconcile net earnings (loss) to
           cash provided by operating activities
        Depreciation and amortization                       1,692,485       1,769,984       1,710,389
        Issuance of treasury stock for
            benefit plan                                      158,119         188,378         197,808
        Tax benefit of stock
            options exercised                                      --              --         152,000
        Non-cash stock option
            compensation                                           --        (488,130)        489,000
        Other non-cash expenses                                    --          47,093         175,188
        Provision for bad debts                               155,000         120,000          45,000
        Provision for inventory reserves                      800,000       1,325,000       1,246,000
        Provision (benefit) for deferred income taxes         587,000      (1,112,000)     (1,510,000)
        Warranty provisions                                        --              --         215,000
        Changes in assets and liabilities
            Accounts receivable                            (2,116,342)      2,914,407      (1,537,531)
            Inventories                                     2,765,210       1,295,893      (4,863,963)
            Other assets                                       44,029         (85,480)        194,638
            Accounts payable and accrued expenses            (870,935)     (1,470,597)      1,387,011
            Customer deposits                                 (36,102)     (1,263,236)      1,192,295
-----------------------------------------------------------------------------------------------------

                                                            3,986,044       1,265,011      (4,236,055)
-----------------------------------------------------------------------------------------------------

CASH USED FOR INVESTMENT ACTIVITIES
    Property and equipment expenditures                      (147,478)       (476,176)     (1,106,558)
    Capitalized software additions                           (572,718)       (384,068)       (641,060)
-----------------------------------------------------------------------------------------------------

                                                             (720,196)       (860,244)     (1,747,618)
-----------------------------------------------------------------------------------------------------

CASH USED FOR FINANCING ACTIVITIES
    Repayment of long-term debt and capitalized
        lease obligations                                     (44,660)       (541,511)       (626,788)
    Proceeds from long-term debt                                   --          18,114              --
    Purchase of treasury stock                                     --              --        (398,470)
    Loan facility fees                                        (55,536)        (27,500)        (27,500)
    Proceeds from stock options exercised                      25,381              --         250,693
-----------------------------------------------------------------------------------------------------

                                                              (74,815)       (550,897)       (802,065)
-----------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents            3,191,033        (146,130)     (6,785,738)
Cash and cash equivalents, beginning of year                1,926,723       2,072,853       8,858,591
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                   $  5,117,756    $  1,926,723    $  2,072,853
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

FISCAL YEAR. The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal 2002, 2001, and 2000 each contained 52 weeks. All references herein to 2002, 2001, and 2000 relate to the fiscal years ended August 30, 2002, August 31, 2001, and September 1, 2000, respectively.

CASH EQUIVALENTS. Cash equivalents consist of highly liquid investments with original maturities of three months or less. At August 30, 2002, cash equivalents consisted of bank commercial paper in the amount of $2,900,000, and variable rate municipals in the amount of $2,000,000. At August 31, 2001, cash equivalents consisted of bank commercial paper in the amount of $1,815,000.

INVENTORIES. Inventories are stated at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

PROPERTY, EQUIPMENT AND DEPRECIATION. Property and equipment are stated at cost. Certain assets financed under lease contracts have been capitalized. Depreciation is computed over the estimated useful lives of the assets on the straight-line method for financial reporting and accelerated methods for income tax purposes. Substantial betterments to property and equipment are capitalized and repairs and maintenance are expensed as incurred.

REVENUE RECOGNITION. The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements," as published by the staff of the Securities and Exchange Commission. Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. The Company has recognized revenue in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, amongst other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the period ending August 30, 2002, revenues to one customer in the amount of $1,554,000 were recorded prior to delivery as bill and hold transactions. At August 30, 2002, accounts receivable for these revenues amounted to $794,000 and were paid in full subsequent to August 30, 2002.

The policies require management, at the time of the transaction, to assess whether the amounts due are fixed or determinable, collection is reasonably assured, and if future performance obligations exist. These assessments are based on the terms of the agreement with the customer, past history, and credit worthiness of the customer. If management determines that collection is not reasonably assured or future performance obligations exist, revenue recognition is deferred until these conditions are satisfied.

In accordance with EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company included all shipping and handling billings to customer in revenues, and freight costs incurred for product shipments have been included in cost of products sold.

Wegener Corporation and Subsidiaries

RESEARCH AND DEVELOPMENT/CAPITALIZED SOFTWARE COSTS. The Company expenses research and development costs, including expenditures related to development of the Company's software products that do not qualify for capitalization. Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes, and other factors resulting in shortfalls of expected revenues or reduced economic lives. Software development costs capitalized during fiscal 2002, 2001, and 2000, totaled $573,000, $384,000, and $641,000, respectively. Amortization expense, included in cost of goods sold, was $826,000, $698,000, and $533,000 for the same periods, respectively. Capitalized software costs, net of accumulated amortization, were $642,000 at August 30, 2002, and $895,000 at August 31, 2001. Accumulated amortization amounted to $4,555,000 at August 30, 2002, and $3,729,000 at August 31, 2001.

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

INCOME TAXES. Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes. Deferred tax assets or liabilities are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income
(loss) and for tax credit and loss carryforwards based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that the Company expects are more likely than not realizable.

EARNINGS PER SHARE. Basic and diluted net earnings (loss) per share were computed in accordance with SFAS No. 128, "Earnings per Share." Basic net earnings per share are computed by dividing net earnings available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and exclude the dilutive effect of stock options. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the hypothetical exercise of stock options.

Wegener Corporation and Subsidiaries

The following tables represent required disclosure of the reconciliation of the earnings and shares of the basic and diluted net earnings (loss) per share computations:

                                                   Year ended
                                   --------------------------------------------
                                    AUGUST 30,      August 31,     September 1,
                                       2002            2001            2000
                                   --------------------------------------------
BASIC
    Net earnings (loss)            $    807,580    $ (1,976,301)   $ (3,328,890)
                                   --------------------------------------------

    Weighted average shares
        outstanding                  12,160,865      11,943,048      11,798,458
                                   --------------------------------------------

    Net earnings (loss) per share  $        .07    $       (.17)   $       (.28)
                                   ============================================

DILUTED
    Net earnings (loss)            $    807,580    $ (1,976,301)   $ (3,328,890)
                                   --------------------------------------------

    Weighted average shares
        outstanding                  12,160,865      11,943,048      11,798,458

    Effect of dilutive potential
        common shares:
            Stock options                68,375              --              --
                                   --------------------------------------------

    Total                            12,229,240      11,943,048      11,798,458
                                   --------------------------------------------

    Net earnings (loss) per share  $        .07    $       (.17)   $       (.28)
                                   ============================================

Stock options excluded from the diluted earnings (loss) per share calculation due to their anti-dilutive effect are as follows:

                                                   Year ended
                                   --------------------------------------------
                                    AUGUST 30,      August 31,     September 1,
                                       2002            2001            2000
                                   --------------------------------------------
Common stock options:
    Number of shares                 882,550         1,034,050       1,188,800
    Range of exercise prices      $1.41 TO $5.63   $.63 to $5.63   $.75 to $5.63
                                   ============================================

FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and long and short-term borrowings. The fair value of these instruments approximates their recorded value. The Company does not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of August 30, 2002.

Financial instruments that potentially subject the Company to concentrations of market/credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company invests cash through a high credit-quality financial institution. A concentration of credit risk may exist with respect to trade receivables, as a substantial portion of the Company's customers are affiliated with the cable television, business broadcast, and telecommunications industries. The Company performs ongoing credit evaluations of customers worldwide and generally does not require collateral from its customers. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

FOREIGN CURRENCY. The U.S. dollar is the Company's functional currency for financial reporting. International sales are made and remitted in U.S. dollars.

Wegener Corporation and Subsidiaries

RECENTLY ISSUED ACCOUNTING STANDARDS. In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), and Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Implementation of these pronouncements had no significant impact on the Company's financial statements.

SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material impact on its financial condition or results of operations.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144). SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. Under Statement No. 144, goodwill is excluded from its scope. Additionally, Statement No. 144 utilizes a probability-weighted cash flow estimation approach and establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 144 to have a material impact on its financial condition or results of operations.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS 146) which is effective January 1, 2003. SFAS 146 provides that an exit cost liability should not always be recorded at the date of an entity's commitment to an exit plan, but instead should be recorded when the obligation is incurred. An entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. The Company does not expect SFAS 146 to have a material impact on its financial condition or results of operations.

RECLASSIFICATIONS. Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

Wegener Corporation and Subsidiaries

2.   ACCOUNTS RECEIVABLE
Accounts receivable are summarized as follows:

                                               AUGUST 30,       August 31,
                                                  2002             2001
--------------------------------------------------------------------------------
     Accounts receivable - trade             $  3,314,046     $  1,237,403
     Other receivables                             75,308          144,038
--------------------------------------------------------------------------------
                                                3,389,354        1,381,441

     Less allowance for doubtful accounts        (351,592)        (305,021)
--------------------------------------------------------------------------------

                                             $  3,037,762     $  1,076,420
================================================================================

3.   INVENTORIES
Inventories are summarized as follows:

                                             AUGUST 30,         August 31,
                                                2002               2001
--------------------------------------------------------------------------------
     Raw materials                         $  2,917,924       $  3,097,056
     Work-in-process                          1,639,620          5,332,635
     Finished goods                           3,143,736          3,212,686
--------------------------------------------------------------------------------
                                              7,701,280         11,642,377

     Less inventory reserves                 (3,780,607)        (4,156,494)
--------------------------------------------------------------------------------

                                           $  3,920,673       $  7,485,883
================================================================================

The Company has invested a significant amount of financial resources to acquire certain raw materials, to incur direct labor and to contract to have specific outplant procedures performed on certain inventory in process. The Company purchased this inventory based upon prior backlog and anticipated future sales based upon existing knowledge of the marketplace. The Company's inventory reserve of approximately $3,781,000 at August 30, 2002, is to provide for items that are potentially slow-moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should the Company's sales efforts not be successful.

4.   PROPERTY AND EQUIPMENT
Major classes of property and equipment consist of the following:

                                        Estimated
                                       Useful Lives       AUGUST 30,       August 31,
                                         (Years)             2002             2001
--------------------------------------------------------------------------------------
     Land                                      -        $    707,210      $    707,210
     Buildings and improvements             3-30           3,742,790         3,752,521
     Machinery and equipment                 3-5           8,398,260         7,962,624
     Furniture and fixtures                    5             513,316           500,216
     Application software                    3-5             734,590         1,055,590
--------------------------------------------------------------------------------------
                                                          14,096,166        13,978,161
     Less accumulated depreciation
         and amortization                                (11,100,834)      (10,313,869)
--------------------------------------------------------------------------------------

                                                        $  2,995,332      $  3,664,292
======================================================================================

Wegener Corporation and Subsidiaries

Depreciation expense for fiscal 2002, 2001, and 2000, totaled approximately $816,000, $1,000,000, and $1,120,000, respectively. Assets recorded under a capital lease included in property and equipment at August 30, 2002 and August 31, 2001, are machinery and equipment of approximately $613,000 and accumulated amortization of approximately $613,000 and $609,000, respectively.

5.   ACCRUED EXPENSES
Accrued expenses consist of the following:

                                    AUGUST 30,           August 31,
                                      2002                 2001
-----------------------------------------------------------------------
     Compensation                  $  527,688           $  653,886
     Royalties                        235,444              312,658
     Warranty                          96,136              222,457
     Taxes and insurance              194,074              237,230
     Commissions                      139,399               94,674
     Professional fees                127,176              200,045
     Other                             89,452              288,532
-----------------------------------------------------------------------
                                   $1,409,369           $2,009,482
=======================================================================

6.   FINANCING AGREEMENTS
REVOLVING LINE-OF-CREDIT AND TERM LOAN FACILITY

During the third quarter of fiscal 2002, WCI's bank loan facility was amended to provide a maximum available credit limit of $5,000,000 with sublimits as defined. The amended loan facility matures on June 30, 2003, or upon demand and requires an annual facility fee of 1% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank's prime rate (4.75% at August 30, 2002).

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. The loan is secured by a first lien on substantially all of WCI's assets and guaranteed by Wegener Corporation. At August 30, 2002, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. Additionally, at August 30, 2002, approximately $3,243,000 net of outstanding letters of credit in the amount of $1,319,000 was available to borrow in accordance with the revolving line of credit advance formulas.

The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2003, retain certain key employees, limit expenditures of Wegener Corporation to $600,000 per fiscal year, maintain certain financial ratios, and is precluded from paying dividends. At August 31, 2002, the Company was in compliance with all loan facility covenants. The Company believes that the amended loan facility along with cash and cash equivalent balances will be sufficient to support operations through fiscal 2003.

Wegener Corporation and Subsidiaries

     LONG-TERM OBLIGATIONS
     Long-term obligations consist of:

                                                                       AUGUST 30,    August 31,
                                                                          2002          2001
-----------------------------------------------------------------------------------------------
     Mortgage note, collateralized by real estate and cross
         collateralized under the loan facility                       $       --      $38,843
     Other long-term obligations, collateralized by equipment             10,414       16,231
-----------------------------------------------------------------------------------------------
                                                                          10,414       55,074
     Less current maturities                                              (6,120)     (44,695)
-----------------------------------------------------------------------------------------------

                                                                       $   4,294      $10,379
===============================================================================================

At August 30, 2002, other long-term obligations consisted of a promissory note, bearing interest at 4.9% per annum, with monthly principal and interest payments of $543 through May 2004.

A summary of future maturities of long-term debt obligations follows:

                                                  Debt
                Fiscal Year                    Maturities
             -----------------------------------------------
                   2003                        $  6,120
                   2004                           4,294
             -----------------------------------------------
                  Total                        $ 10,414
             ===============================================

7.   INCOME TAXES
The provision for income tax expense (benefit) consists of the following:

                                                   Year ended
--------------------------------------------------------------------------------
                                   AUGUST 30,       August 31,      September 1,
                                      2002             2001             2000
--------------------------------------------------------------------------------
Current
    Federal                      $   (114,000)    $         --     $   (262,000)
    State                                  --               --         (123,000)
--------------------------------------------------------------------------------

                                     (114,000)              --         (385,000)
--------------------------------------------------------------------------------
Deferred
    Federal                           549,000       (1,049,000)      (1,409,000)
    State                              38,000          (63,000)        (101,000)
--------------------------------------------------------------------------------

                                      587,000       (1,112,000)      (1,510,000)
--------------------------------------------------------------------------------

Total                            $    473,000     $ (1,112,000)    $ (1,895,000)
================================================================================

Wegener Corporation and Subsidiaries

The effective income tax rate differs from the U.S. federal statutory rate as follows:

                                                     Year ended
                                    --------------------------------------------
                                    AUGUST 30,      August 31,      September 1,
                                       2002            2001             2000
                                    --------------------------------------------
Statutory U.S. income tax rate         34.0%          (34.0)%          (34.0)%
State taxes, net of federal
    benefits                            1.9            (1.3)            (3.0)
Non-deductible expenses                  .7              .3               .2
Expired tax credits, net                 --              --              1.5
Other, net                               .3            (1.0)            (1.0)
--------------------------------------------------------------------------------
Effective income tax rate              36.9           (36.0)%          (36.3)%
================================================================================

Deferred tax assets and liabilities that arise as a result of temporary differences are as follows:

                                                   AUGUST 30,       August 31,
                                                      2002             2001
--------------------------------------------------------------------------------
Deferred tax assets (liabilities):
    Accounts receivable and inventory reserves    $  2,057,000     $  1,860,000
    Accrued expenses                                   208,000          347,000
    Net operating loss carryforwards                   561,000        1,183,000
    General business credit carryforwards               98,000          106,000
    AMT credit carryovers                              138,000          249,000
    Depreciation                                       143,000          114,000
    Capitalized software costs                        (244,000)        (340,000)
    Other                                             (113,000)         (84,000)
--------------------------------------------------------------------------------
Net deferred tax asset                            $  2,848,000     $  3,435,000
================================================================================
Consolidated balance sheet classifications:
    Current deferred tax asset                    $  2,225,000     $  2,207,000
    Noncurrent deferred tax asset                      623,000        1,228,000
--------------------------------------------------------------------------------
    Net deferred tax asset                        $  2,848,000     $  3,435,000
================================================================================

Net deferred tax assets decreased $587,000 to $2,848,000 at August 30, 2002. The decrease was principally due to decreases in net operating loss carryforwards and receipt of tax refunds of $114,000 as a result of federal income tax law changes. Net deferred tax assets increased $1,112,000 to $3,435,000 at August 31, 2001 from $2,323,000 at September 1, 2000. The increase was principally due to net operating loss carryforwards and increases in inventory reserves. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of further taxable income during the carryforward period are reduced.

At August 30, 2002, the Company had a federal net operating loss carryforward of $1,604,000, which expires in fiscal 2020 and fiscal 2021. Additionally, the Company had general business and foreign tax credit carryforwards of $98,000 expiring fiscal 2004 and an alternative minimum tax credit of $138,000.

No provision for deferred tax liability had been made on the undistributed earnings of the Foreign Sales Corporation as the earnings will not be remitted in the foreseeable future and are considered permanently invested. The amount of the unrecognized deferred tax liability for the undistributed earnings of $627,000 was approximately $213,000.

Wegener Corporation and Subsidiaries

8.   COMMON STOCK AND STOCK OPTIONS.

1998 INCENTIVE PLAN. On February 26, 1998, the stockholders approved the 1998 Incentive Plan (the "1998 Plan"). The Plan provides for awards of up to an aggregate of 2,000,000 shares of common stock which may be represented by (i) incentive or non-qualified stock options, (ii) stock appreciation rights (tandem and free-standing), (iii) restricted stock, (iv) deferred stock, or (v) performance units entitling the holder, upon satisfaction of certain performance criteria, to awards of common stock or cash. In addition, the 1998 Plan provides for loans and supplemental cash payments to persons participating in the Plan in connection with awards granted. Eligible participants include officers and other key employees, non-employee directors, consultants and advisors of the Company. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights may be not less than 100% of the fair market value on the date of grant or, in the case of an option granted to a 10% or greater stockholder, not less than 110% of the fair market value on the date of grant. The exercise price for any other option and stock appreciation rights shall be at least 75% of the fair market value on the date of grant. The exercise period for non-qualified stock options may not exceed ten years and one day from the date of the grant, and the expiration period for an incentive stock option or stock appreciation rights shall not exceed ten years from the date of the grant (five years for a 10% or greater stockholder). The 1998 plan contains an automatic option grant program to non-employee members of the Board of Directors. Such members will each be granted an option to purchase 2,000 shares of common stock on the last day of each December on which regular trading occurs on the NASDAQ Stock Market, at an exercise price equal to the fair market value of such stock on the date of grant. Such options will be exercisable during the period of ten years and one day from the date of grant of the option. The automatic grant in fiscal 2002 was suspended; however, on January 22, 2002, non-employee directors were granted options to purchase 40,900 shares at an exercise price of $1.00. The effective date of the 1998 plan is January 1, 1998 and the plan has a ten-year term. During fiscal 2002 options for 552,375 shares of common stock were granted at exercises prices ranging from $ .60 to $1.03. Additionally, options for 25,000 shares were forfeited and options for 22,000 shares were exercised at prices ranging from $ .60 to $ .67. During fiscal 2001 options for 6,000 shares of common stock were granted at an exercise price of $.63 and options for 148,000 shares were forfeited. During fiscal 2000 options for 283,550 and 200,000 shares of common stock were granted with exercise prices of $2.31 and $5.63, respectively. At August 30, 2002, options for 1,019,075 shares of common stock were available for future issuance.

1989 DIRECTORS' INCENTIVE PLAN. On January 9, 1990, the stockholders approved the Wegener Corporation 1989 Directors' Incentive Plan permitting certain participating directors of the Company to be eligible to receive incentive awards consisting of common stock of the Company, performance units or stock appreciation rights payable in stock or cash, or non-qualified stock options to purchase such stock, or any combination of the foregoing, together with supplemental cash payments. During the second quarter of fiscal 1995, the Company amended the 1989 Directors' Stock Option Plan to increase the aggregate number of shares of common stock that may be awarded from 100,000 to 300,000 shares; to remove the ineligibility provision for certain directors; and to grant annually to each non-employee director, options to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of such stock on the date of grant. The exercise price per share for non-qualified stock options or stock appreciation rights shall not be less than 85% of fair market value on the date the award is made or not more than nine trading days immediately preceding such date. The expiration period for a non-qualified stock option shall be ten years and one day from the date of the grant. The expiration period for stock appreciation rights, including any extension, shall not exceed ten years from the date of grant. This plan terminated and expired effective December 1, 1999. However, at August 30, 2002, options for 281,500 shares of common stock remained outstanding under the 1989 Directors' Incentive Plan.

1988 INCENTIVE PLAN. On January 10, 1989, the stockholders approved the 1988 Incentive Plan providing to key employees other than directors of the Company, incentive awards consisting of common stock, performance units or stock appreciation rights payable in stock or cash, incentive or non-qualified stock options to purchase stock, or any combination of the above, together with supplemental cash payments. The aggregate number of shares issuable under the 1988 plan is 750,000 common shares. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights will be equal to 100% of the fair market value or, in the case of an option granted to a 10% or greater stockholder, l10% of the fair market value. The exercise price for any other option and stock appreciation rights shall be at least 85% of the fair market value on the date the option is granted. The exercise period for non-qualified stock options shall be ten years and one day from the date of the grant, and the expiration period for an incentive stock option or stock appreciation rights shall not exceed ten years from the date of the grant. During fiscal 2002 options for 7,500 shares of common stock were exercised at $1.44 and options for 96,500 shares were forfeited. During fiscal 2001 options for 12,750 shares of common stock were forfeited. This plan terminated and expired December 1, 1998. However, at August 30, 2002, options for 114,000 shares of common stock remained outstanding under the 1988 Incentive Plan.

Wegener Corporation and Subsidiaries

A summary of stock option transactions for the above plans follows:

                                                                               Weighted
                                             Number          Range of           Average
                                           of Shares      Exercise Prices    Exercise Price
-------------------------------------------------------------------------------------------
Outstanding at
    September 3, 1999                        920,750        $.75 - 1.78           $l.43
       Granted                               483,550        2.31 - 5.63            3.68
       Exercised                            (174,500)       1.41 - 1.47            1.44
       Forfeited or cancelled                (41,000)              1.44            1.44
-------------------------------------------------------------------------------------------
Outstanding at
    September 1, 2000                      1,188,800       $ .75 - 5.63           $2.35
       Granted                                 6,000                .63             .63
       Exercised                                  --                 --              --
       Forfeited or cancelled               (160,750)       1.41 - 5.63            4.25
-------------------------------------------------------------------------------------------
Outstanding at
    August 31, 2001                        1,034,050       $ .75 - 5.63           $2.04
       Granted                               552,375         .60 - 1.03             .90
       Exercised                             (29,500)        .60 - 1.44             .86
       Forfeited or cancelled               (121,500)       1.44 - 2.31            1.56
-------------------------------------------------------------------------------------------
OUTSTANDING AT
    AUGUST 30, 2002                        1,435,425       $ .63 - 5.63           $1.67
AVAILABLE FOR ISSUE AT
    AUGUST 30, 2002                        1,019,075                 --              --
-------------------------------------------------------------------------------------------
Options exercisable at
    AUGUST 30, 2002                        1,135,425       $ .75 - 5.63           $1.89
    August 31, 2001                          995,800       $ .75 - 5.63           $2.06
-------------------------------------------------------------------------------------------

Weighted average fair value of options        Per Share             Aggregate
    granted during the year ended           Option Value               Total
--------------------------------------------------------------------------------
AUGUST 30, 2002                                $ .47                 $ 256,706
August 31, 2001                                $ .34                 $   2,040
September 1, 2000                              $1.33                 $ 370,009
--------------------------------------------------------------------------------

The weighted average remaining contractual life of options outstanding at August 30, 2002, was 4.4 years.

The Company applies APB Opinion No. 25 in accounting for its stock incentive plan and, accordingly, no compensation cost has been recognized for its employee stock options in the financial statements, except as noted below. If the Company had elected to recognize compensation cost based on the fair value at grant dates for options issued under the plans described above, consistent with the method prescribed by SFAS No. 123, net earnings (loss) and earnings (loss) per share would have approximated the pro forma amounts indicated below:

                                                   Year ended
                                 -----------------------------------------------
                                  AUGUST 30,       August 31,      September 1,
                                     2002             2001             2000
--------------------------------------------------------------------------------
Net earnings (loss)
    As Reported                  $    807,580     $ (1,976,301)    $ (3,328,890)
    Pro Forma                         684,596       (2,154,540)      (3,690,941)
--------------------------------------------------------------------------------
Earnings (loss) per share
    As Reported
        Basic                    $        .07     $       (.17)    $       (.28)
        Diluted                           .07             (.17)            (.28)
    Pro Forma
        Basic                             .06             (.18)            (.31)
        Diluted                           .06             (.18)            (.31)
================================================================================

Wegener Corporation and Subsidiaries

The fair value of stock options used to compute pro forma net earnings (loss) and earnings (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001, and 2000: no dividend yield for all years; expected volatility of 75% in 2002, 80% in 2001, and 75% in 2000, a risk free interest rate of 5.0% in 2002 and 2001, 6.3% in 2000, and an expected option life of 3.0 years in 2002 and 2001, and 3.9 years in 2000.

During fiscal 2001, options for 402,500 shares of common stock at a weighted average exercise price of $1.54, were deemed to be variable stock options. These options required the recognition of compensation expense based on the difference between the exercise price and the fair market value of the stock at the end of a reporting period. For the year ended August 31, 2001, a non-cash compensation benefit of $488,000 was included in selling, general and administrative expenses. For the year ended September 1, 2000, a non-cash compensation expense of $489,000 was included in selling, general and administrative expenses. During the fourth quarter of fiscal 2001 tax reimbursement features were removed from common stock options. As a result, fiscal 2002 SG&A expenses were not subject to variable stock option compensation adjustments.

On January 25, 2000, the Company entered into an agreement with RCG Capital Markets Group, Inc. to provide a national financial relations program. The agreement was for an eighteen month period and provided for a monthly fee of $6,000 and stock options for 200,000 shares of Wegener Corporation common stock exercisable for a period of five years from the date of grant at $5.625 per share. Options for 100,000 shares vested upon execution of the agreement with the remaining options for 100,000 shares vesting upon completion of agreed upon performance criteria. In accordance with EITF Issue No. 96-18 and SFAS No. 123, these options were measured on January 25, 2000, for fair value using the Black-Scholes option pricing model. The fair value of the options amounted to $445,000 and was amortized to expense over the eighteen-month term of the agreement. The options for 100,000 shares of common stock related to performance criteria were forfeited July 25, 2001, upon expiration of the agreement. Since the stated performance criteria were not met, none of the underlying options were deemed vested and earned. As such, the fair value of the forfeited options amounting to $222,000 was credited to selling, general and administrative expenses at the date of forfeiture. For the year ended August 31, 2001, a net charge of $47,000 was included in selling, general, and administrative expenses. For the year ended September 1, 2000, charges of $175,000 were included in selling, general and administrative expenses. At August 30, 2002, options for 100,000 shares were vested and outstanding. Pursuant to the agreement, the Company has granted certain registration rights to RCG covering the shares underlying the options.

STOCK REPURCHASE PROGRAM. On January 28, 1999, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of its common stock. As of August 31, 2001, the Company had repurchased an aggregate of 485,500 shares of its common stock in open market transactions at an average price of $2.27. The stock repurchase program was not renewed by the Board of Directors on January 23, 2001.

Wegener Corporation and Subsidiaries

9.   EMPLOYEE BENEFIT PLANS

WCI has a profit-sharing plan covering substantially all employees. Amounts to be contributed to the plan each year are determined at the discretion of the Board of Directors subject to legal limitations. No contributions were declared for fiscal years 2002, 2001, and 2000.

Eligible WCI employees are permitted to make contributions, up to certain regulatory limits, to the plan on a tax deferred basis under Section 401(k) of the Internal Revenue Code. The plan provides for a minimum company matching contribution on a quarterly basis at the rate of 25% of employee contributions with a quarterly discretionary match. During fiscal years 2002, 2001, and 2000, an additional discretionary matching contribution of 25% of employee contributions was made for all quarters. All matching contributions are in the form of Company stock or cash at the discretion of the Company's Board of Directors. Matching Company contributions in the form of common stock were approximately $158,000 in fiscal 2002, $188,000 in fiscal 2001, and $198,000 in fiscal 2000.

10.  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information'' established standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on these standards the Company has determined that it operates in a single operating segment: the manufacture and sale of satellite communications equipment.

In this single operating segment the Company has three sources of revenues as follows:

                                                    Year ended
                                    --------------------------------------------
                                     AUGUST 30,      August 31,     September 1,
                                        2002            2001            2000
--------------------------------------------------------------------------------

     Direct Broadcast Satellite     $ 21,932,974    $ 18,038,738    $ 19,478,042
     Telecom and Custom Products       1,073,345       1,779,988       2,984,593
     Service                             452,604         514,173         431,679
--------------------------------------------------------------------------------

                                    $ 23,458,923    $ 20,332,899    $ 22,894,314
================================================================================

Revenues by geographic areas are as follows:

                                                    Year ended
                                    --------------------------------------------
                                     AUGUST 30,      August 31,     September 1,
                                        2002            2001            2000
--------------------------------------------------------------------------------
     Geographic Area
         United States              $ 21,986,074    $ 17,539,328    $ 18,744,547
         Canada                          576,733         111,096          41,747
         Europe                          387,524       1,074,642       1,619,724
         Asia                            219,778         122,762          63,242
         Latin America and Mexico         69,522       1,366,070       2,059,456
         Other                           219,292         119,001         365,598
--------------------------------------------------------------------------------

                                    $ 23,458,923    $ 20,332,899    $ 22,894,314
================================================================================

Revenues attributed to geographic areas are based on the location of the customer. All of the Company's long-lived assets are located in the United States.

Wegener Corporation and Subsidiaries

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network, and data communications industries. Customers representing 10% or more of the year's revenues are as follows:

                                                Year ended
     -----------------------------------------------------------------------
                                 AUGUST 30,      August 31,     September 1,
                                    2002            2001            2000
     -----------------------------------------------------------------------
     Customer 1                     27.9%            (a)%            (a)%
     Customer 2                     27.5             (a)            11.1
     Customer 3                     11.1            34.7             (a)
     Customer 4                      (A)             (a)            16.2

     (a)  Revenues for the year were less than 10% of total revenue.

Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues and that trend is expected to continue throughout fiscal 2003 and beyond. Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, future revenue levels may fluctuate from quarter to quarter.

At August 30, 2002, one customer accounted for more than 10% of the Company's accounts receivable. At August 31, 2001, two customers accounted for more than 10% of the Company's accounts receivable. When deemed appropriate, the Company uses letters-of-credit and credit insurance to mitigate the credit risk associated with foreign sales.

11.  STATEMENTS OF CASH FLOWS

Interest payments were approximately $64,000, $70,000, and $88,000, for fiscal years 2002, 2001, and 2000, respectively. Income tax refunds received in fiscal 2002 and 2001 were $208,000 and $532,000, respectively. No income taxes were paid in 2000. Non-cash financing activities in fiscal 2002 included: 1) 167,111 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $158,000. Non-cash financing activities in fiscal 2001 included: 1) 211,883 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $188,000, 2) non-cash stock option compensation benefit of $488,000, and 3) fair value of stock options granted for services valued at $47,000. Non-cash financing activities in fiscal 2000 included: 1) 75,488 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $198,000, 2) non-cash stock option compensation expense of $489,000, and 3) stock options for 200,000 shares of common stock granted in exchange for financial relations services to be provided over an eighteen month period. The options were valued at $445,000 and were expensed over the eighteen month period. During fiscal 2000, $175,000 related to the option value was charged to selling, general, and administrative expenses.

12.  COMMITMENTS AND CONTINGENCIES

During the second quarter of fiscal 2001, the Company entered into a manufacturing and purchasing agreement for certain finished goods inventories. The agreement is a firm commitment by the Company to purchase, over a twelve-month period, amounts ranging from approximately $2,565,000 to $3,287,000 depending on actual products purchased. Pursuant to the agreement, at August 30, 2002, remaining purchase commitments amounted to $241,000. In addition, during fiscal 2001, the Company entered into a cancelable manufacturing and purchasing agreement for finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,051,000 at August 30, 2002. Subsequent to August 30, 2002, the Company committed to an additional $913,000 of inventory purchases. Pursuant to the above agreements, at August 30, 2002, the Company had outstanding letters of credit in the amount of $1,319,000.

The Company leases certain office and manufacturing facilities, vehicles and equipment under long-term non-cancelable operating leases that expire through fiscal 2006. Future minimum lease commitments are approximately as follows:
2003-$227,000, 2004-$224,000, 2005-$114,000, 2006-$2,000. Rent expense under all leases was approximately $243,000, $273,000, and $314,000 for fiscal years 2002, 2001, and 2000, respectively.

From time to time in the ordinary course of business, the Company has become a defendant in various types of legal proceedings. In June 2002, a complaint was filed against WCI in federal district court in Nevada by StarGuide Digital Networks, Inc. (StarGuide Digital Network, Inc., Plaintiff, v. Wegener Communications, Inc., and John Scaggs, Defendants) alleging patent infringement by WCI and seeking injunctions, unspecified compensatory and punitive damages and costs and attorneys' fees. WCI answered the complaint denying all liability and filed counterclaims against StarGuide. The parties are currently in settlement discussions. Management of the Company does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial condition or results of operations.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            Quarter
                                  ------------------------------------------------------------    ------------
                                      First          Second           Third          Fourth           Year
                                  ------------------------------------------------------------    ------------
FISCAL 2002
   REVENUE                        $  6,032,616    $  5,860,702    $  6,290,810    $  5,274,795    $ 23,458,923
   GROSS PROFIT                      1,965,894       2,084,349       2,198,219       1,573,804       7,822,266
   OPERATING INCOME                    224,984         414,613         610,327          61,331       1,311,255
   NET EARNINGS                        132,165         255,946         379,498          39,971         807,580
   NET EARNINGS PER SHARE
         BASIC                            0.01            0.02            0.03             (A)            0.07
         DILUTED                          0.01            0.02            0.03             (A)            0.07

          (A)  LESS THAN $ .01 PER SHARE

Fiscal 2001
   Revenue                        $  4,997,581    $  3,766,210    $  5,364,599    $  6,204,509    $ 20,332,899
   Gross profit                        781,184         468,900       1,380,886       1,702,940       4,333,910
   Operating income (loss) (1)        (952,105)     (1,909,146)       (665,388)        426,792      (3,099,847)
   Net earnings (loss)                (584,257)     (1,226,241)       (435,837)        270,034      (1,976,301)
   Net earnings (loss) per share
         Basic                           (0.05)          (0.10)          (0.04)           0.02           (0.17)
         Diluted                         (0.05)          (0.10)          (0.04)           0.02           (0.17)

          (1) The first quarter of fiscal 2001 includes a variable stock option compensation benefit of $484,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information contained under the caption "ELECTION OF DIRECTORS" in the Proxy Statement pertaining to the January 21, 2003 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference in partial response to this item. See also Item 1. "Business - Executive Officers of the Registrant" on page 8 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information contained under the caption "EXECUTIVE COMPENSATION" contained in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information contained under the captions "ELECTION OF DIRECTORS," "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "Equity Compensation Plan Information" contained in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information contained under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" contained in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the completion of their evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1)  The  following   consolidated  financial  statements  of  Wegener
Corporation and subsidiaries and the related Report of Independent Certified Public Accountants thereon are filed as part of this report:

Report of Independent Certified Public Accountants.

Consolidated Balance Sheets - August 30, 2002, and August 31, 2001.

Consolidated Statements of Operations - Years ended August 30, 2002, August 31, 2001, and September 1, 2000.

Consolidated Statements of Shareholders' Equity - Years ended August 30, 2002, August 31, 2001, and September 1, 2000.

Consolidated Statements of Cash Flows Years - ended August 30, 2002, August 31, 2001, and September 1, 2000.

Notes to Consolidated Financial Statements.

     Separate financial statements of the Registrant have been omitted because the Registrant is primarily a holding company and all subsidiaries included in the consolidated financial statements are wholly-owned.

     (a) (2) The following consolidated financial statements schedule for Wegener Corporation and subsidiaries, and the related Report of Independent Certified Public Accountants are included herein, beginning on page 42:

               Schedule II-Valuation and Qualifying Accounts Years ended August 30, 2002, August 31, 2001, and September 1, 2000.

     (a) (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on pages 43 and 44.

     (b) There were no reports on Form 8-K filed for the Quarter ended August 30, 2002.

     (c)       See Part IV, Item 14(a) (3).

     (d)       Not applicable.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of Wegener Corporation
Duluth, Georgia

     The audits referred to in our report dated November 5, 2002, relating to the consolidated financial statements of Wegener Corporation and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


                                          /s/ BDO Seidman, LLP
Atlanta, Georgia                              BDO Seidman, LLP
November 5, 2002

                                   SCHEDULE II
                      WEGENER CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                    Balance at      Charged to                                     Balance at
                                    Beginning       Costs and                                        End of
                                    of Period        Expenses      Write-offs      Recoveries        Period
                                    ---------        --------      ----------      ----------        ------
Allowance for doubtful
  account receivable:
YEAR ENDED AUGUST 30, 2002        $    305,021    $    155,000    $   (108,429)   $         --    $    351,592

Year ended August 31, 2001        $    165,578    $    120,000    $    (45,136)   $     64,579    $    305,021

Year ended September 1, 2000      $    172,585    $     45,000    $    (58,748)   $      6,741    $    165,578


Inventory Reserves:

YEAR ENDED AUGUST 30, 2002        $  4,156,494    $    800,000    $ (1,175,887)   $         --    $  3,780,607

Year ended August 31, 2001        $  3,444,494    $  1,325,000    $   (613,000)   $         --    $  4,156,494

Year ended September 1, 2000      $  2,198,494    $  1,246,000    $         --    $         --    $  3,444,494

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

     *4.6 Loan and Security Agreement - Third Amendment dated December 11, 2000, by and between Wegener Communications, Inc., and LaSalle National Bank respecting $10,000,000 combined revolving credit note and term note. (2001 10-Q filed April 16, 2001, Exhibit 4.1.)

     *4.7 Loan and Security Agreement - Fourth Amendment dated March 28, 2002, by and between Wegener Communications, Inc., and LaSalle National Bank respecting $5,000,000 combined revolving credit note and term note (2002 10-Q filed June 28, 2002, Exhibit 4.1.)

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

     *10.4 1989 Directors' Incentive Plan (1990 10-K, filed November 29, 1990, Exhibit 10.9).

     *10.4.1        Amendment  to  1989  Directors'   Incentive  Plan  effective
                    February 1, 1995, (1995 10-K, filed December 13, 1996).

     *10.5          1998  Incentive  Plan  (1998  Form  S-8,   Registration  No.
                    333-51205, filed April 28, 1998, Exhibit 10.1).

     *21 Subsidiaries of the Registrant (1990 10-K, filed November 29, 1990, Exhibit 22).

     23             Consent of BDO Seidman, LLP.

     99.1 Certification of Chief Executive Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Chief Financial Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEGENER CORPORATION
Date:  November 26, 2002                By   /s/ Robert A. Placek
                                             -----------------------------------
                                                 Robert A. Placek
                                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of November 2002.

Signature                          Title
---------                          -----

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

/s/ James T. Traicoff              Controller
-----------------------------
James T. Traicoff

/s/ James H. Morgan, Jr.           Director
-----------------------------
James H. Morgan, Jr.

/s/ Joe K. Parks                   Director
-----------------------------
Joe K. Parks

/s/ Thomas G. Elliot               Director
-----------------------------
Thomas G. Elliot

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER REGARDING PERIODIC REPORT CONTAINING FINANCIAL STATEMENTS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Placek, the Chief Executive Officer of Wegener Corporation, certify that:

(1) I have reviewed this annual report on Form 10-K for the period ended August 30, 2002 of Wegener Corporation;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of our disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        Date: November 26, 2002

                                        /s/Robert A. Placek

                                        NAME:  ROBERT A. PLACEK
                                        TITLE: CHAIRMAN OF THE BOARD, PRESIDENT
                                               AND CHIEF EXECUTIVE OFFICER

 CERTIFICATION OF CHIEF FINANCIAL OFFICER REGARDING PERIODIC REPORT CONTAINING FINANCIAL STATEMENTS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C. Troy Woodbury, Jr., the Chief Financial Officer of Wegener Corporation, certify that:

(1) I have reviewed this annual report on Form 10-K for the period ended August 30, 2002 of Wegener Corporation;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of our disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   Date: November 26, 2002

                                   /s/ C. Troy Woodbury, Jr.
                                   NAME:  C. TROY WOODBURY, JR.
                                   TITLE: TREASURER AND CHIEF FINANCIAL OFFICER

DIRECTORS
Robert A. Placek
Chairman of the Board,
President and Chief
Executive Officer
Wegener Corporation

James H. Morgan, Jr., Esq.
Partner
Smith, Gambrell & Russell, LLP

C. Troy Woodbury, Jr.
Treasurer and Chief
Financial Officer
Wegener Corporation

Joe K. Parks
Retired, Previously
Laboratory Director,
Systems Development Laboratory
Georgia Tech Research Institute
Georgia Institute of Technology

Thomas G. Elliot
Senior Vice President of
Technical Projects
CableLabs

OFFICERS
Robert A. Placek
Chairman of the Board,
President and Chief
Executive Officer

Ned L. Mountain
Executive Vice President
Wegener Communications, Inc.

C. Troy Woodbury, Jr.
Treasurer and Chief
Financial Officer

James T. Traicoff
Controller


INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS
BDO Seidman, LLP
285 Peachtree Center Avenue
Suite 800
Atlanta, Georgia 30303-1230

TRANSFER AGENT
Securities Transfer Corporation
2591 Dallas Parkway
Suite 102
Frisco, Texas 75034

CORPORATE
HEADQUARTERS
11350 Technology Circle
Duluth/Atlanta, Georgia 30097-1502

ANNUAL MEETING
The annual meeting of stockholders will be held on January 21, 2003 at 7:00 p.m. at the Corporate Headquarters.

COMMON STOCK NASDAQ
NASDAQ Small-Cap Market Symbol:
WGNR

FORM 10-K REPORT
Wegener Corporation's Annual Report on Form 10-K, filed with the Securities and Exchange Commission, is available free of charge by written request to:
       Elaine Miller, Secretary
       Investor Relations
       Wegener Corporation
       11350 Technology Circle
       Duluth, Georgia 30097-1502

WEB SITE
HTTP://WWW.WEGENER.COM


QUARTERLY COMMON
STOCK PRICES
The Company's common stock is traded on the NASDAQ Small-Cap Market. The quarterly ranges of high and low closing sale prices for fiscal 2002 and 2001 were as follows:

                                          High           Low
--------------------------------------------------------------

FISCAL YEAR ENDING AUGUST 30, 2002

First Quarter                             $1.24         $ .50
Second Quarter                             1.22           .82
Third Quarter                              1.63           .84
Fourth Quarter                             1.39           .90

--------------------------------------------------------------

FISCAL YEAR ENDING AUGUST 31, 2001

First Quarter                             $2.44         $ .78
Second Quarter                             1.56           .56
Third Quarter                              1.20           .68
Fourth Quarter                             1.20           .66

--------------------------------------------------------------

The Company had approximately 386* shareholders of record at November 6, 2002. The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.
*(This number does not reflect beneficial ownership of shares held in nominee names).