Form 10-Q
period 2002-10-29
WEGENER CORP
filed 2003-01-03
CIK 715073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2002

                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to______________________

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

                    YES [X]                            NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the ExchangeAct).

                    YES [ ]                            NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common Stock, $.01 par value                             12,267,825 Shares
----------------------------                       -----------------------------
           Class                                   Outstanding December 30, 2002

                      WEGENER CORPORATION AND SUBSIDIARIES
                FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 29, 2002

                                      INDEX
                                                                         Page(s)
                                                                         -------
PART I.   Financial Information

Item 1.   Financial Statements

          Introduction ........................................................3

          Consolidated Statements of Operations
          (Unaudited) - Three Months Ended
          November 29, 2002 and November 30, 2001 .............................4

          Consolidated Balance Sheets - November 29,
          2002 (Unaudited) and August 30, 2002 ................................5

          Consolidated Statements of Shareholders' Equity
          (Unaudited) -  Three Months Ended November 29,
          2002 and November 30, 2001 ..........................................6

          Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended November 29,
          2002 and November 30, 2001 ..........................................7

          Notes to Consolidated Financial
          Statements (Unaudited) ...........................................8-11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................12-15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........16

Item 4.   Controls and Procedures.............................................16


PART II.  Other Information

Item 1.   Legal Proceedings...................................................17
Item 2.   None
Item 3.   None
Item 4.   None
Item 5.   None
Item 6.   Exhibits and Reports on Form 8-K ...................................17

          Signatures .........................................................18

          Certifications .....................................................19

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of November 29, 2002; the consolidated statements of shareholders' equity as of November 29, 2002 and November 30,
2001; the consolidated statements of operations for the three months ended November 29, 2002 and November 30, 2001; and the consolidated statements of cash flows for the three months ended November 29, 2002 and November 30, 2001 have been prepared without audit. The consolidated balance sheet as of August 30, 2002 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the
Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended August 30, 2002, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three months ended
                                                 NOVEMBER 29,      November 30,
                                                     2002              2001
--------------------------------------------------------------------------------

Revenue                                          $  3,945,118      $  6,032,616
--------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                           2,643,910         4,066,722
    Selling, general, and administrative            1,229,281         1,077,065
    Research and development                          655,514           663,845
--------------------------------------------------------------------------------

Operating costs and expenses                        4,528,705         5,807,632
--------------------------------------------------------------------------------

Operating income (loss)                              (583,587)          224,984
    Interest expense                                  (14,667)          (18,086)
    Interest income                                    19,708             2,267
--------------------------------------------------------------------------------

Earnings (loss) before income taxes                  (578,546)          209,165

Income tax expense (benefit)                         (209,000)           77,000
--------------------------------------------------------------------------------

Net earnings (loss)                              $   (369,546)     $    132,165
================================================================================

Net earnings (loss) per share:
    Basic                                        $      (0.03)     $       0.01
    Diluted                                      $      (0.03)     $       0.01
================================================================================

Shares used in per share calculation
    Basic                                          12,267,825        12,085,008
    Diluted                                        12,267,825        12,100,664
================================================================================

          See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       NOVEMBER 29,      August 30,
                                                           2002             2002
------------------------------------------------------------------------------------
ASSETS                                                  (UNAUDITED)

Current assets
    Cash and cash equivalents                          $  6,107,195     $  5,117,756
    Accounts receivable                                   1,561,171        3,037,762
    Inventories                                           3,774,647        3,920,673
    Deferred income taxes                                 2,099,000        2,225,000
    Other                                                    64,468           90,066
------------------------------------------------------------------------------------

         Total current assets                            13,606,481       14,391,257

Property and equipment, net                               3,061,106        2,995,332
Capitalized software costs, net                             635,285          641,710
Deferred income taxes                                       958,000          623,000
Other assets                                                 36,056           48,556
------------------------------------------------------------------------------------

                                                       $ 18,296,928     $ 18,699,855
====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                   $  1,567,842     $  1,424,101
    Accrued expenses                                      1,315,129        1,409,369
    Customer deposits                                       660,482          777,023
    Current maturities of long-term obligations               6,120            6,120
------------------------------------------------------------------------------------

          Total current liabilities                       3,549,573        3,616,613

Long-term obligations, less current maturities                2,803            4,294
------------------------------------------------------------------------------------

          Total liabilities                               3,552,376        3,620,907
------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
    Common stock, $.01 par value; 20,000,000 shares
        authorized; 12,314,575 shares issued                123,146          123,146
    Additional paid-in capital                           19,465,306       19,513,977
    Deficit                                              (4,771,376)      (4,401,830)
    Less treasury stock, at cost                            (72,524)        (156,345)
------------------------------------------------------------------------------------

         Total shareholders' equity                      14,744,552       15,078,948
------------------------------------------------------------------------------------

                                                       $ 18,296,928     $ 18,699,855
====================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                Common Stock           Additional                             Treasury Stock
                                                ------------             Paid-in                              --------------
                                            Shares        Amount         Capital         Deficit           Shares        Amount
----------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2001                12,314,575   $    123,146   $ 19,751,694    $ (5,209,410)        269,588    $   (577,562)

    Treasury stock reissued through
       stock options and 401(k) plan              --             --        (98,491)             --         (66,274)        141,985
    Net earnings for the three months             --             --             --         132,165              --              --
----------------------------------------------------------------------------------------------------------------------------------

BALANCE at November 30, 2001              12,314,575   $    123,146   $ 19,653,203    $ (5,077,245)        203,314    $   (435,577)
==================================================================================================================================

Balance at August 30, 2002                12,314,575   $    123,146   $ 19,513,977    $ (4,401,830)         72,977    $   (156,345)

    Treasury stock reissued through
       stock options and 401(k) plan              --             --        (48,671)             --         (39,125)         83,821
    Net loss for the three months                 --             --             --        (369,546)             --              --
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT NOVEMBER 29, 2002              12,314,575   $    123,146   $ 19,465,306    $ (4,771,376)         33,852         (72,524)
==================================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three months ended
                                                         NOVEMBER 29,     November 30,
                                                             2002             2001
--------------------------------------------------------------------------------------

CASH USED FOR OPERATING ACTIVITIES
    Net earnings (loss)                                  $   (369,546)    $    132,165
    Adjustments to reconcile net earnings (loss) to
           cash used for operating activities
        Depreciation and amortization                         380,747          434,813
        Issuance of treasury stock for
            compensation expenses                              35,150           36,794
        Provision for bad debts                                15,000           30,000
        Provision for inventory reserves                           --          100,000
        Provision for deferred income taxes                  (209,000)          77,000
    Changes in assets and liabilities
            Accounts receivable                             1,461,591         (729,347)
            Inventories                                       146,026         (170,219)
            Other assets                                       25,598           55,506
            Accounts payable and accrued expenses              49,501          (94,262)
            Customer deposits                                (116,541)         (19,092)
--------------------------------------------------------------------------------------

                                                            1,418,526         (146,642)
--------------------------------------------------------------------------------------

CASH USED FOR INVESTMENT ACTIVITIES
    Property and equipment expenditures                      (233,685)         (55,256)
    Capitalized software additions                           (193,911)        (120,022)
--------------------------------------------------------------------------------------

                                                             (427,596)        (175,278)
--------------------------------------------------------------------------------------

CASH USED FOR FINANCING ACTIVITIES
    Repayment of long-term debt and capitalized
        lease obligation                                       (1,491)         (40,268)
    Proceeds from stock options exercised                          --            6,700
--------------------------------------------------------------------------------------

                                                               (1,491)         (33,568)
--------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents              989,439         (355,488)
Cash and cash equivalents, beginning of period              5,117,756        1,926,723
--------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                    6,107,195     $  1,571,235
======================================================================================

Supplemental disclosure of cash flow information:
    Cash paid (received) during the three months for:
          Interest                                       $     14,667     $     18,086
          Income taxes                                             --     $    (99,440)
======================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1    SIGNIFICANT ACCOUNTING POLICIES

The  significant  accounting  policies  followed by the Company are set forth in
Note 1 to the Company's audited consolidated financial statements included in the annual report on Form 10-K for the year ended August 30, 2002.

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as published by the staff of the Securities and Exchange Commission. Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. The Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. As of November 29, 2002, revenues to one customer in the amount of $1,302,000 were recorded prior to delivery as bill and hold transactions. At November 29, 2002, accounts receivable for these revenues amounted to $72,000.

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

FISCAL YEAR

The Company uses a fifty-two, fifty-three week year. The fiscal year ends on the Friday closest to August 31. Fiscal years 2003 and 2002 each contain fifty-two weeks.

NOTE 2    ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

                                                 NOVEMBER 29,        August 30,
                                                     2002               2002
--------------------------------------------------------------------------------
                                                  (UNAUDITED)

Accounts receivable - trade                      $  1,847,449      $  3,314,046
Other receivables                                      75,308            75,308
--------------------------------------------------------------------------------
                                                    1,922,757         3,389,354

Less allowance for
     doubtful accounts                               (361,586)         (351,592)
--------------------------------------------------------------------------------

                                                 $  1,561,171      $  3,037,762
================================================================================

NOTE 3    INVENTORIES

Inventories are summarized as follows:

                                                 NOVEMBER 29,        August 30,
                                                     2002               2002
--------------------------------------------------------------------------------
                                                  (UNAUDITED)

Raw material                                     $  2,760,452      $  2,917,924
Work-in-process                                     1,493,721         1,639,620
Finished goods                                      2,935,837         3,143,736
--------------------------------------------------------------------------------
                                                    7,190,010         7,701,280

Less inventory reserves                            (3,415,363)       (3,780,607)
--------------------------------------------------------------------------------

                                                 $  3,774,647      $  3,920,673
================================================================================

During the first quarter of fiscal 2003 inventory reserves were reduced by inventory write-offs of $365,000. The Company's inventory reserve of approximately $3,415,000 at November 29, 2002 is to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should the Company's sales efforts not be successful.

NOTE 4    INCOME TAXES

For the three months ended November 29, 2002, income tax benefit of $209,000 was comprised of a deferred federal and state income tax benefit of $197,000 and $12,000, respectively. Net deferred tax assets increased $209,000 to $3,057,000 principally due to an increase in net operating loss carryforwards in the first quarter. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At November 29, 2002, the Company had a federal net operating loss carryforward of approximately $2,526,000, which expires in fiscal 2020 and fiscal 2021. Additionally, the Company had general business and foreign tax credit carryforwards of $98,000 expiring in fiscal 2004 and an alternative minimum tax credit of $138,000.

NOTE 5    EARNINGS PER SHARE (UNAUDITED)

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per share computations. The calculation of earnings per share is subject to rounding differences.

                                      --------------------------------------------------------------------------------------
                                                   NOVEMBER 29, 2002                           NOVEMBER 30, 2001
                                                                          PER                                          Per
                                        EARNINGS          SHARES         SHARE        Earnings          Shares        share
                                      (NUMERATOR)     (DENOMINATOR)      AMOUNT      (Numerator)     (Denominator)    amount
                                      --------------------------------------------------------------------------------------
Net earnings (loss)                    $(369,546)                                      $132,165
                                      --------------------------------------------------------------------------------------

Basic earnings (loss) per share:
    Net earnings (loss) available
        to common shareholders         $(369,546)       12,267,825      $(0.03)        $132,165        12,085,008      $0.01
                                      ======================================================================================

Effect of dilutive potential
    common shares:
        Stock options                         --                --                           --            15,656
                                      --------------------------------------------------------------------------------------

Diluted earnings (loss) per share:
    Net earnings (loss) available
        to common shareholders         $(369,546)       12,267,825      $(0.03)        $132,165        12,100,664      $0.01
                                      ======================================================================================

Stock options which were excluded from the diluted net earnings (loss) per share calculation due to their anti-dilutive effect are as follows:

                                                 Three months ended
                                        ---------------------------------------
                                        NOVEMBER 29, 2002     November 30, 2001
                                        ---------------------------------------
Common stock options:
    Number of shares                        1,435,425             1,011,550
    Range of exercise prices            $ .75 TO $5.63          $ .75 to $5.63
                                        =======================================

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

In this single operating segment the Company has three sources of revenues as follows:

                                                 Three months ended
                                          ---------------------------------
                                          NOVEMBER 29,         November 30,
                                              2002                 2001
                                          ---------------------------------
Product Line
    Direct Broadcast Satellite             $3,482,568           $5,603,053
    Telecom and Custom Products               351,375              273,576
    Service                                   111,175              155,987
                                          ---------------------------------
                                           $3,945,118           $6,032,616
                                          =================================

Revenues by geographic areas are as follows:

                                                 Three months ended
                                          ---------------------------------
                                          NOVEMBER 29,         November 30,
                                              2002                 2001
                                          ---------------------------------
Geographic Area
    United States                          $3,755,166            $5,596,129
    Latin America                              56,400               286,443
    Canada                                     66,730                51,137
    Europe                                     52,274                35,985
    Other                                      14,548                62,922
                                          ---------------------------------
                                           $3,945,118            $6,032,616
                                          =================================

All of the Company's long-lived assets are located in the United States.

Customers representing 10% or more of the respective periods' revenues are as follows:

                                                 Three months ended
                                          ---------------------------------
                                          NOVEMBER 29,         November 30,
                                              2002                 2001
                                          ---------------------------------

    Customer 1                               50.3%                 17.2%
    Customer 2                                (A)                  30.6%
    Customer 3                                (A)                  17.4%

(a)  Revenues for the period were less than 10% of total revenues.

NOTE 7    COMMITMENTS

During the second quarter of fiscal 2001, the Company entered into a manufacturing and purchasing agreement for certain finished goods inventories. The agreement committed the Company to purchase, over a twelve-month period, amounts ranging from approximately $2,565,000 to $3,287,000 depending on actual products purchased. Pursuant to the agreement, at November 29, 2002, remaining purchase commitments amounted to $241,000. In addition, the Company entered into a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,217,000 at November 29, 2002. Subsequent to November 29, 2002, the Company committed to an additional $1,189,000 of inventory purchases. Pursuant to the above agreements, at November 29, 2002, the Company had outstanding letters of credit in the amount of $1,458,000.

WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1. of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended August 30, 2002 contained in the Company's 2002 Annual Report on Form 10-K.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, future business or product development plans, research and development activities, capital spending, financing sources or capital structure, the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, material availability, new and existing well-capitalized competitors, and other uncertainties detailed in the Company's Form 10-K for the year ended August 30, 2002 and from time to time in the Company's periodic Securities and Exchange Commission filings.

The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries.

RESULTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 29, 2002 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2001

The operating results for the three month period ended November 29, 2002, were a net loss of $(370,000) or $(0.03) per share compared to net earnings of $132,000 or $0.01 per share for the three month period ended November 30, 2001.

REVENUES - The Company's revenues for the first quarter of fiscal 2003 decreased $2,088,000 or 34.6% to $3,945,000 from $6,033,000 for the same period in fiscal
2002.

Direct Broadcast Satellite (DBS) revenues (including service revenues) decreased $2,165,000 or 37.6%, in the first quarter of fiscal 2003 to $3,594,000 from $5,759,000 for the same period in fiscal 2002. The decrease in revenues was a result of a lower backlog of orders at the beginning of fiscal 2003 compared to the beginning of fiscal 2002. Revenues and order backlog are subject to the timing of significant orders from customers, and as a result, revenue levels may fluctuate from quarter to quarter. DBS revenues were adversely impacted by delayed purchasing decisions in the digital satellite transmission market and delayed product introductions by the Company. The first quarter of fiscal 2002 included shipments of network equipment to Roberts Communications to provide television coverage of horseracing to off-track betting venues throughout the United States and shipments of digital receivers to FOX Digital and FOX Sports Net for their broadcast and cable television networks. Telecom and Custom Products Group revenues increased $77,000 or 28.1% to $351,000 in the first quarter of fiscal 2003 from $274,000 in the first quarter of fiscal 2002. The increase was mainly due to increased shipments of cue and control equipment to provide local commercial insertion capabilities to cable television operators. For the three months ended November 29, 2002, one customer accounted for 50.3% of revenues. For the three months ended November 30, 2001, three other customers accounted for 30.6%, 17.4% and 17.2% of revenues, respectively. Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues and that trend is expected to continue throughout fiscal 2003. The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI's backlog was approximately $12.8 million at November 29, 2002, compared to $10.7 million at August 30, 2002, and $17.2 million at November 30, 2001. One customer accounted for 72.4% of the backlog at November 29, 2002.

GROSS PROFIT MARGINS - The Company's gross profit margin percentages were 33.0% for the three month period ended November 29, 2002, compared to 32.6% for the three month period ended November 30, 2001. Gross margin percentages were favorably impacted by a product mix with lower variable cost components which was offset by higher unit fixed costs due to lower revenues. Gross profit margin dollars decreased $665,000 for the three month period ended November 29, 2002 compared to the same period ended November 30, 2001. The decrease in margin dollars was mainly due to lower revenues during the period. Profit margins in the first quarter of fiscal 2002 included inventory reserve charges of $100,000 compared to none for the same period of fiscal 2003.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative (SG&A) expenses increased $152,000 or 14.1% to $1,229,000 in the first quarter of fiscal 2003 from $1,077,000 in the first quarter of fiscal 2002. SG&A professional fees increased $347,000 mainly due to an increase in legal expenses related to a complaint filed by StarGuide Digital Networks, Inc. against WCI primarily alleging patent infringement. (See Item 1. Legal Proceedings.) The increase in professional fees was offset by reductions in administrative and corporate overhead expenses, outside sales agents commissions, marketing expenses and bad debt provisions. As a percentage of revenues, selling, general and administrative expenses were 31.2% for the three month period ended November 29, 2002 compared to 17.9% for the same period ended November 30, 2001.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $850,000 or 21.5% of revenues in the first quarter of fiscal 2003 compared to $784,000 or 13.0% of revenues for the same period of fiscal 2002. Capitalized software development costs amounted to $194,000 in the first quarter of fiscal 2003 compared to $120,000 in the first quarter of fiscal 2002. The increases in capitalized software costs during the first quarter of fiscal 2003 compared to 2002 are due to increased expenditures on COMPEL network control software and software associated with new digital video products. Research and development expenses, excluding capitalized software development costs, were $656,000 or 16.6% of revenues in the first quarter of fiscal 2003, and $664,000 or 11.0% of revenues in the same period of fiscal 2002.

INTEREST EXPENSE - Interest expense decreased $3,000 to $15,000 in the first quarter of fiscal 2003 from $18,000 in the same period in fiscal 2002. The decrease was primarily due to a decrease in average outstanding letter of credit commitment balances.

INTEREST  INCOME -  Interest  income  was  $20,000  for the three  months  ended
November 29, 2002 compared to $2,000 for the same period ended November 30, 2001. The increase was primarily due to higher average cash equivalent balances.

INCOME TAX EXPENSE - For the three months ended November 29, 2002, income tax benefit of $209,000 was comprised of a deferred federal and state income tax benefit of $197,000 and $12,000, respectively.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of the Company's financial condition and results of operations and require management's most subjective or difficult judgements. These policies are as follows:

REVENUE RECOGNITION - The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as published by the staff of the Securities and Exchange Commission. Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. The Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. As of November 29, 2002, revenues to one customer in the amount of $1,302,000 were recorded prior to delivery as bill and hold transactions. At November 29, 2002, accounts receivable for these revenues amounted to $72,000.

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

INVENTORY RESERVES - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes inventory reserve provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow moving inventory that is unsaleable or saleable at reduced prices which could require additional inventory reserve provisions. At November 29, 2002, inventories, net of reserve provisions, amounted to $3,775,000.

CAPITALIZED SOFTWARE COSTS - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes, and other factors resulting in shortfalls of expected revenues or reduced economic lives which could result in additional amortization expense or write-offs. At November 29, 2002, capitalized software costs, net of accumulated amortization, amounted to $635,000.

DEFERRED TAX ASSET VALUATION ALLOWANCE - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of the Company's deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced. Any reduction in the realizable value of deferred tax assets would result in a charge to income tax expense in the period such determination was made. At November 29, 2002, deferred tax assets amount to $3,057,000 of which approximately $884,000 relates to net operating loss carryforwards which expire in fiscal 2020 and 2021 and $98,000 of general business and foreign tax credits expiring in fiscal 2004 and an alternative minimum tax credit of $138,000.

ACCOUNTS RECEIVABLE VALUATION - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At November 29, 2002, accounts receivable net of allowances for doubtful accounts amounted to $1,561,000.

LIQUIDITY AND CAPITAL RESOURCES
THREE MONTHS ENDED NOVEMBER 29, 2002

At November 30, 2002, the Company's primary sources of liquidity were cash and cash equivalents of $6,107,000 and a $5,000,000 bank loan facility. Cash and cash equivalents increased $989,000 during the first quarter of fiscal 2003.

During the first quarter of fiscal 2003, operating activities provided $1,419,000 of cash. Net loss adjusted for non-cash expenses used $147,000 of cash, while changes in accounts receivable and customer deposit balances provided $1,345,000 of cash. Changes in accounts payable and accrued expenses, inventories, and other assets provided $221,000 of cash. Cash used by investing activities for property and equipment expenditures and capitalized software additions was $428,000. Financing activities used cash of $1,500 for scheduled repayments of long-term debt.

WCI's bank loan facility provides a maximum available credit limit of $5,000,000 with sublimits as defined. The loan facility matures on June 30, 2003, or upon demand and requires an annual facility fee of 1% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank's prime rate (4.25% at November 29, 2002).

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. At November 29, 2002, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. Additionally, at November 29, 2002, approximately $1,847,000 net of outstanding letters of credit in the amount of $1,458,000 was available to borrow under the advance formulas.

The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2003, retain certain key employees, limit expenditures of Wegener Corporation to $600,000 per fiscal year, maintain certain financial ratios, and is precluded from paying dividends. At November 29, 2002, the Company was in compliance with all loan facility covenants. The Company believes that the amended loan facility along with cash and cash equivalent balances will be sufficient to support operations through fiscal 2003.

During the second quarter of fiscal 2001, the Company entered into a manufacturing and purchasing agreement for certain finished goods inventories. The agreement committed the Company to purchase, over a twelve-month period, amounts ranging from approximately $2,565,000 to $3,287,000 depending on actual products purchased. Pursuant to the agreement, at November 29, 2002, remaining purchase commitments amounted to $241,000. In addition, the Company entered into a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,217,000 at November 29, 2002. Subsequent to November 29, 2002, the Company committed to an additional $1,189,000 of inventory purchases. Pursuant to the above agreements, at November 29, 2002, the Company had outstanding letters of credit in the amount of $1,458,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of the Company's long-term contractual obligations as of November 29, 2002 consisted of:

                                         OPERATING           PURCHASE
                            DEBT           LEASES           COMMITMENTS
                           ------         --------          -----------
     Fiscal 2003           $6,000         $171,000          $1,458,000
     Fiscal 2004            3,000          224,000                  --
     Fiscal 2005                -          114,000                  --
     Fiscal 2006                -            2,000                  --
                           ------         --------          -----------
     Total                 $9,000         $511,000          $1,458,000
                           ======         ========          ==========

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at November 29, 2002 subject to variable interest rate fluctuations.

At November 29, 2002, the Company's cash equivalents consisted of bank commercial paper in the amount of $3,950,000 and variable rate municipals in the amount of $2,000,000. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

The Company does not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 4.   CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the completion of this evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     (a) On June 25, 2002, a complaint was filed in the U.S. District Court for the District of Nevada by StarGuide Digital Networks, Inc., a Nevada corporation, against Wegener Communications, Inc. (StarGuide Digital Network, Inc., Plaintiff, v. Wegener Communications, Inc., and John Scaggs, Defendants) alleging that WCI had infringed two United States patents held by StarGuide. On July 10, 2002, StarGuide filed its First Amended Complaint and added John Scaggs, an employee of WCI, as a defendant. StarGuide filed its Second Amended Complaint on July 17, 2002. Counts I and II of the Second Amended Complaint allege claims of patent infringement against WCI relating to two U.S. Patents. The remaining counts relate to the employment of John Scaggs by WCI, his brief decision to become an employee of StarGuide, and alleged acts of misappropriation of StarGuide's trade secrets by WCI and John Scaggs. The plaintiff seeks preliminary and permanent injunctions enjoining WCI from further patent infringement, compensatory damages, enhanced and punitive damages for any willful infringement or interference with contract, and costs and attorney's fees. WCI timely answered the Complaints and denied all liability in full. In addition, WCI filed counterclaims against StarGuide seeking declaratory judgements that WCI is not infringing the patents in suit and that the patents in suit are invalid or otherwise unenforceable. Subsequent to the end of the first quarter of fiscal 2003, WCI and John Scaggs reached an agreement with StarGuide settling all disputes between the parties. The terms of the settlement are confidential but include StarGuide's grant of limited licenses to Wegener under a number of StarGuide patents. WCI has agreed to pay StarGuide a running royalty on certain products. Management of the Company believes that the settlement will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          99.1 Certification of Chief Executive Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Chief Financial Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended November 29, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WEGENER CORPORATION

                                   (Registrant)


Date:  January 3, 2003             By: /s/ Robert A. Placek
                                       ---------------------------
                                   Robert A. Placek
                                   President
                                   (Principal Executive Officer)



Date: January 3, 2003              By: /s/ C. Troy Woodbury, Jr.
                                       ---------------------------
                                   C. Troy Woodbury, Jr.
                                   Treasurer and Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)

       CERTIFICATION OF CHIEF EXECUTIVE OFFICER REGARDING PERIODIC REPORT
             CONTAINING FINANCIAL STATEMENTS PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Placek, the Chief Executive Officer of Wegener Corporation, certify that:

(1) I have reviewed this quarterly report on Form 10-Q for the quarter ended November 29, 2002 of Wegener Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the ( registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of our disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely ( affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   Date: January 3, 2003

                                   /s/ Robert A. Placek

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

I, C. Troy Woodbury, Jr., the Chief Financial Officer of Wegener Corporation, certify that:

(1) I have reviewed this quarterly report on Form 10-Q for the period ended November 29, 2002 of Wegener Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the ( registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of our disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely ( affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   Date: January 3, 2003

                                   /s/ C. Troy Woodbury, Jr.

                                   NAME:  C. TROY WOODBURY, JR.
                                   TITLE: TREASURER AND CHIEF FINANCIAL OFFICER