Form 10-Q
period 2003-02-28
WEGENER CORP
filed 2003-04-10
CIK 715073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

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

                     YES   X                       NO
                         -----                        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the ExchangeAct).

                     YES                           NO   X
                         -----                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value                             12,341,751 Shares
----------------------------                        ----------------------------
           Class                                     Outstanding March 17, 2003

                               WEGENER CORPORATION
                FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2003

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Introduction ..................................................      3

          Consolidated Statements of Operations
          (Unaudited) - Three and Six Months Ended
          February 28, 2003 and March 1, 2002 ...........................      4

          Consolidated Balance Sheets - February 28,
          2003 (Unaudited) and August 30, 2002 ..........................      5

          Consolidated Statements of Shareholders' Equity
          (Unaudited) - Six Months Ended February 28,
          2003 and March 1, 2002 ........................................      6

          Consolidated Statements of Cash Flows
          (Unaudited) - Six Months Ended February 28,
          2003 and March 1, 2002 ........................................      7

          Notes to Consolidated Financial
          Statements (Unaudited) ........................................   8-14

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...........................  15-19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ....     19

Item 4.   Controls and Procedures .......................................     19

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings .............................................     20

Item 2.   None

Item 3.   None

Item 4.   Submission of Matters to a Vote of Security Holders ...........     20

Item 5.   Other Information .............................................     21

Item 6.   Exhibits and Reports on Form 8-K ..............................     21

          Signatures ....................................................     22

          Certifications ................................................     23

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of February 28, 2003; the consolidated statements of shareholders' equity as of February 28, 2003, and March 1, 2002; the consolidated statements of operations for the three and six months ended February 28, 2003, and March 1, 2002; and the consolidated statements of cash flows for the six months ended February 28, 2003, and March 1, 2002, have been prepared without audit. The consolidated balance sheet as of August 30, 2002, has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the
Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 2002, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three months ended                 Six months ended
                                           FEBRUARY 28,       March 1,       FEBRUARY 28,       March 1,
                                               2003             2002             2003             2002
----------------------------------------------------------------------------------------------------------

Revenue                                    $  5,219,152     $  5,860,702     $  9,164,270     $ 11,893,318
----------------------------------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                     3,344,855        3,776,353        5,988,765        7,843,075
    Selling, general and administrative         932,396        1,043,088        2,161,677        2,120,153
    Research and development                    754,146          626,648        1,409,660        1,290,493
----------------------------------------------------------------------------------------------------------

Operating costs and expenses                  5,031,397        5,446,089        9,560,102       11,253,721
----------------------------------------------------------------------------------------------------------

Operating income (loss)                         187,755          414,613         (395,832)         639,597
    Interest expense                            (17,302)         (11,878)         (31,969)         (29,964)
    Interest income                              13,204            3,211           32,912            5,478
----------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes             183,657          405,946         (394,889)         615,111

Income tax expense (benefit)                     67,000          150,000         (142,000)         227,000
----------------------------------------------------------------------------------------------------------

Net earnings (loss)                        $    116,657     $    255,946     $   (252,889)    $    388,111
----------------------------------------------------------------------------------------------------------

Net earnings (loss) per share:
    Basic                                  $        .01     $        .02     $       (.02)    $        .03
    Diluted                                $        .01     $        .02     $       (.02)    $        .03
----------------------------------------------------------------------------------------------------------

Shares used in per share calculation
    Basic                                    12,320,961       12,143,507       12,294,393       12,114,258
    Diluted                                  12,355,692       12,167,259       12,294,393       12,136,695
----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     FEBRUARY 28,      August 30,
                                                                         2003             2002
--------------------------------------------------------------------------------------------------
ASSETS                                                               (UNAUDITED)
Current assets
    Cash and cash equivalents                                        $  4,785,697     $  5,117,756
    Accounts receivable                                                 3,088,191        3,037,762
    Inventories                                                         3,472,711        3,920,673
    Deferred income taxes                                               2,142,000        2,225,000
    Other                                                                 119,450           90,066
--------------------------------------------------------------------------------------------------

         Total current assets                                          13,608,049       14,391,257

Property and equipment, net                                             3,030,197        2,995,332
Capitalized software costs, net                                           677,674          641,710
Deferred income taxes                                                     848,000          623,000
Other assets, net                                                         642,062           48,556
--------------------------------------------------------------------------------------------------

                                                                     $ 18,805,982     $ 18,699,855
--------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                 $  1,805,655     $  1,424,101
    Accrued expenses                                                    1,448,393        1,409,369
    Customer deposits                                                     636,040          777,023
    Current maturities of long-term obligations                             6,120            6,120
--------------------------------------------------------------------------------------------------

          Total current liabilities                                     3,896,208        3,616,613

Long-term obligations, less current maturities                              1,306            4,294
--------------------------------------------------------------------------------------------------

          Total liabilities                                             3,897,514        3,620,907
--------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
    Common stock, $.01 par value; 20,000,000 shares
        authorized; 12,341,751 shares issued                              123,418          123,146
    Additional paid-in capital                                         19,439,769       19,513,977
    Deficit                                                            (4,654,719)      (4,401,830)
    Less treasury stock, at cost                                               --         (156,345)
--------------------------------------------------------------------------------------------------

         Total shareholders' equity                                    14,908,468       15,078,948
--------------------------------------------------------------------------------------------------

                                                                     $ 18,805,982     $ 18,699,855
--------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                      Additional       Retained
                                               Common Stock             Paid-in        Earnings             Treasury Stock
                                               ------------                                                 --------------
                                          Shares         Amount         Capital        (Deficit)        Shares          Amount
-----------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2001               12,314,575    $   123,146    $19,751,694     $(5,209,410)        269,588     $  (577,562)

    Treasury stock reissued through
       stock options and 401(k) plan             --             --       (153,597)             --        (112,576)        241,182
    Net earnings for the six months              --             --             --         388,111              --              --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE at March 1, 2002                 12,314,575    $   123,146    $19,598,097     $(4,821,299)        157,012     $  (336,380)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at August 30, 2002               12,314,575    $   123,146    $19,513,977     $(4,401,830)         72,977     $  (156,345)

    Treasury stock reissued through
       stock options and 401(k) plan         27,176            272        (74,208)             --         (72,977)        156,345
    Net loss for the six months                  --             --             --        (252,889)             --              --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 28, 2003             12,341,751    $   123,418    $19,439,769     $(4,654,719)             --     $        --
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six months ended
                                                               FEBRUARY 28,       March 1,
                                                                   2003             2002
----------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
    Net earnings (loss)                                        $   (252,889)    $    388,111
    Adjustments to reconcile net earnings (loss) to
           cash provided by operating activities
        Depreciation and amortization                               769,927          871,713
        Issuance of treasury stock for
            compensation expenses                                    82,409           74,185
        Provision for bad debt allowance                             35,000           80,000
        Provision for inventory reserves                            100,000          200,000
        Deferred income taxes                                      (142,000)         227,000
    Changes in assets and liabilities
            Accounts receivable                                     (85,429)        (310,485)
            Inventories                                             347,962        1,157,764
            Other assets                                            (29,384)          12,187
            Accounts payable and accrued expenses                   270,578         (630,356)
            Customer deposits                                      (140,983)          38,483
----------------------------------------------------------------------------------------------

                                                                    955,191        2,108,602
----------------------------------------------------------------------------------------------

CASH USED FOR INVESTMENT ACTIVITIES
    Property and equipment expenditures                            (368,987)        (105,425)
    Capitalized software additions                                 (419,269)        (228,428)
    License agreements, patents, and trademarks expenditures       (496,006)              --
----------------------------------------------------------------------------------------------

                                                                 (1,284,262)        (333,853)
----------------------------------------------------------------------------------------------

CASH USED FOR FINANCING ACTIVITIES
    Repayment of long-term debt                                      (2,988)         (41,715)
    Proceeds from stock options exercised                                --           13,400
----------------------------------------------------------------------------------------------

                                                                     (2,988)         (28,315)
----------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                   (332,059)       1,746,434
Cash and cash equivalents, beginning of period                    5,117,756        1,926,723
----------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                       $  4,785,697     $  3,673,157
----------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
  Cash paid (received) during
    the six months for:
          Interest                                             $     31,969     $     29,964
          Income taxes                                         $         --     $    (99,440)
----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    SIGNIFICANT ACCOUNTING POLICIES

Certain significant accounting policies followed by the Company are described below. A more complete discussion of these policies is included in Note 1 to the Company's audited consolidated financial statements included in the annual report on Form 10-K for the year ended August 30, 2002.

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as published by the staff of the Securities and Exchange Commission. Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. The Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. As of February 28, 2003, revenues to one customer in the amount of $2,182,000 were recorded prior to delivery as bill and hold transactions. At February 28, 2003, accounts receivable for these revenues amounted to $1,774,000.

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

In accordance with EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company included all shipping and handling billings to customers in revenues, and freight costs incurred for product shipments have been included in cost of products sold.

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

NOTE 2    ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

                                               FEBRUARY 28,      August 30,
                                                   2003             2002
     -------------------------------------------------------------------------
                                                (UNAUDITED)

     Accounts receivable - trade                $3,394,469       $3,314,046
     Other receivables                              75,308           75,308
     -------------------------------------------------------------------------
                                                 3,469,777        3,389,354

     Less allowance for
         doubtful accounts                        (381,586)        (351,592)
     -------------------------------------------------------------------------

                                                $3,088,191       $3,037,762
     -------------------------------------------------------------------------

NOTE 3    INVENTORIES

Inventories are summarized as follows:

                                                FEBRUARY 28,    August 30,
                                                    2003           2002
     -------------------------------------------------------------------------
                                                 (UNAUDITED)

     Raw material                                $2,675,598     $2,917,924
     Work-in-process                              1,407,323      1,639,620
     Finished goods                               2,905,153      3,143,736
     -------------------------------------------------------------------------
                                                  6,988,074      7,701,280

     Less inventory reserves                     (3,515,363)    (3,780,607)
     -------------------------------------------------------------------------

                                                 $3,472,711     $3,920,673
     -------------------------------------------------------------------------

During the first six months of fiscal 2003 inventory reserves were increased by provisions charged to cost of sales of $100,000 and reduced by inventory write-offs of $365,000. The Company's inventory reserve of approximately $3,515,000 at February 28, 2003 is to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should the Company's sales efforts not be successful.

NOTE 4    OTHER ASSETS

Other assets consisted of the following:

                                               FEBRUARY 28, 2003
     -------------------------------------------------------------------------
                                                  ACCUMULATED
                                      COST       AMORTIZATION       NET
     -------------------------------------------------------------------------
     License agreements            $  550,000     $  (27,500)    $  522,500
     Patents                           74,026             --         74,026
     Trademarks                        21,980             --         21,980
     Loan facility fees                50,000        (33,333)        16,667
     Other                              6,889             --          6,889
     -------------------------------------------------------------------------
                                   $  702,895     $  (60,833)    $  642,062
     -------------------------------------------------------------------------

                                               August 30, 2002
     -------------------------------------------------------------------------
                                                  Accumulated
                                      Cost       Amortization       Net
     -------------------------------------------------------------------------
     Loan facility fees            $   50,000     $   (8,333)    $   41,667
     Other                              6,889             --          6,889
     -------------------------------------------------------------------------
                                   $   56,889     $   (8,333)    $   48,556
     -------------------------------------------------------------------------

Amortization expense of other assets for the three and six months ended February 28, 2003, amounted to $40,000 and $52,500 respectively. Amortization expense of other assets for the three and six months ended March 1, 2002, amounted to $13,000 and $26,000 respectively.

The Company conducts an on-going review of its intellectual property rights and potential trademarks. During the second quarter of fiscal 2003, the Company incurred $74,000 and $22,000 of legal expenses related to filing of applications for various patents and trademarks, respectively. Upon issuance, these costs will be amortized over their estimated useful lives. License agreements are amortized over their estimated useful life of five years. Loan facility fees are amortized over twelve months.

NOTE 5    INCOME TAXES

For the six months ended February 28, 2003, income tax benefit of $142,000 was comprised of a deferred federal and state income tax benefit of $134,000 and $8,000, respectively. Net deferred tax assets increased $142,000 to $2,990,000 principally due to an increase in net operating loss carryforwards in the first six months. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At February 28, 2003, the Company had a federal net operating loss carryforward of approximately $2,265,000, which expires in fiscal 2020 and fiscal 2021. Additionally, the Company had general business and foreign tax credit carryforwards of $98,000 expiring in fiscal 2004 and an alternative minimum tax credit of $138,000.

NOTE 6    EARNINGS PER SHARE (UNAUDITED)

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.

                                                                     Three months ended
                                       ----------------------------------------------------------------------------
                                                FEBRUARY 28, 2003                          March 1, 2002
                                       ------------------------------------    ------------------------------------
                                                                     PER                                     Per
                                        EARNINGS       SHARES       SHARE       Earnings       Shares       share
                                       (NUMERATOR)  (DENOMINATOR)   AMOUNT     (Numerator)  (Denominator)   amount
                                       -----------  -------------   ------     -----------  -------------   ------
Net earnings                           $  116,657                              $  255,946
                                       ----------                              ----------

BASIC EARNINGS PER SHARE:
    Net earnings available
        to common shareholders         $  116,657    12,320,961    $    .01    $  255,946    12,143,507    $    .02

Effect of dilutive potential common shares:
        Stock options                          --        34,731                        --        23,752
                                       ------------------------                ------------------------
DILUTED EARNINGS  PER SHARE:
    Net earnings available
        to common shareholders         $  116,657    12,355,692    $    .01    $  255,946    12,167,259    $    .02
                                       ------------------------    --------    ------------------------    --------


                                                                      Six months ended
                                       ----------------------------------------------------------------------------
                                                FEBRUARY 28, 2003                          March 1, 2002
                                       ------------------------------------    ------------------------------------
                                                                     PER                                     Per
                                        EARNINGS       SHARES       SHARE       Earnings       Shares       share
                                       (NUMERATOR)  (DENOMINATOR)   AMOUNT     (Numerator)  (Denominator)   amount
                                       -----------  -------------   ------     -----------  -------------   ------
Net earnings (loss)                    $ (252,889)                             $  388,111
                                       ----------                              ----------

BASIC EARNINGS(LOSS) PER SHARE:
    Net earnings (loss) available
        to common shareholders         $ (252,889)   12,294,393    $   (.02)   $  388,111    12,114,258    $    .03

Effect of dilutive potential
    common shares:
        Stock options                          --            --                        --        22,437
                                       ------------------------                ------------------------

DILUTED EARNINGS (LOSS)  PER SHARE:
    Net earnings (loss) available
        to common shareholders         $ (252,889)   12,294,393    $   (.02)   $  388,111    12,136,695    $    .03
                                       ------------------------    --------    ------------------------    --------

Stock  options   excluded  from  the  diluted  net  earnings  (loss)  per  share calculation due to their anti-dilutive effect are as follows:

                                          Three months ended                   Six months ended
                                    ---------------------------------------------------------------------
                                    FEBRUARY 28,        March 1,        FEBRUARY 28,        March 1,
                                        2003              2002              2003              2002
                                    ---------------------------------------------------------------------
Common stock options:
     Number of shares                    975,365         1,011,550         1,006,903         1,059,650
        Exercise price                $.91 TO $5.63   $1.41 to $5.63     $.91 TO $5.63     $1.00 to $5.63
                                    ---------------------------------------------------------------------

NOTE 7    SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS (UNAUDITED)

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information", the Company operates within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment the Company has three sources of revenue as follows:

                                          Three months ended                   Six months ended
                                    ---------------------------------------------------------------------
                                    FEBRUARY 28,        March 1,        FEBRUARY 28,        March 1,
                                        2003              2002              2003              2002
                                    ---------------------------------------------------------------------
Product Line
    Direct Broadcast Satellite      $  4,692,143      $  5,640,263      $  8,174,711      $ 11,243,316
    Telecom and Custom Products          379,284           108,148           730,659           381,724
    Service                              147,725           112,291           258,900           268,278
                                    ---------------------------------------------------------------------
                                    $  5,219,152      $  5,860,702      $  9,164,270      $ 11,893,318
                                    ---------------------------------------------------------------------

Revenues by geographic area are as follows:

                                          Three months ended                   Six months ended
                                    ---------------------------------------------------------------------
                                    FEBRUARY 28,        March 1,        FEBRUARY 28,        March 1,
                                        2003              2002              2003              2002
                                    ---------------------------------------------------------------------
Geographic Area
    United States                   $  5,005,811      $  5,633,243      $  8,760,977      $ 11,229,372
    Latin America                         95,359            89,131           151,759           375,574
    Canada                                52,985            35,754           119,715            86,892
    Europe                                53,777           101,171           106,051           137,156
    Other                                 11,220             1,403            25,768            64,324
                                    ---------------------------------------------------------------------
                                    $  5,219,152      $  5,860,702      $  9,164,270      $ 11,893,318
                                    ---------------------------------------------------------------------

All of the Company's long-lived assets are located in the United States. Customers representing 10% or more of the respective period's revenues are as follows:

                                          Three months ended                   Six months ended
                                    ---------------------------------------------------------------------
                                    FEBRUARY 28,        March 1,        FEBRUARY 28,        March 1,
                                        2003              2002              2003              2002
                                    ---------------------------------------------------------------------

     Customer 1                             39.5%             19.2%             44.2%             18.2%
     Customer 2                             21.5%             53.1%             16.0%             41.7%
     Customer 3                              (a)               (a)               (a)              12.0%

     (a)  Revenues for the period were less than 10% of total revenues.

NOTE 8    COMMITMENTS

During the second quarter of fiscal 2003, the Company entered into a manufacturing and purchasing agreement for certain finished goods inventories. The agreement committed the Company to purchase $2,062,000, over an eighteen month period, beginning in the third quarter of fiscal 2003. In addition, the Company maintains a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,545,000 at February 28, 2003. Pursuant to the above agreements, at February 28, 2003, the Company had outstanding letters of credit in the amount of $1,545,000.

NOTE 9    GUARANTEES

Warranty
The Company warrants its products for a twelve month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. The Company expenses costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty provisions amount to $96,000 at February 28, 2003. There were no changes to the warranty accrual for the three and six month periods ended February 28,2003.

Letters of Credit
Wegener Communications Inc., the Company's wholly owned subsidiary, (WCI) provides in the ordinary course of business, standby letters of credit to certain suppliers pursuant to manufacturing and purchasing agreements. At February 28, 2003, outstanding letters of credit amounted to $1,545,000.

Financing Agreements
The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At February 28, 2003, no balances were outstanding on the loan facility.

NOTE 10   STOCK OPTIONS

During the first six months of fiscal 2003 options for 19,000 shares of common stock were granted to outside directors at a weighted average exercise price of $1.00. During the first six months of fiscal 2003, options for 114,000 shares of common stock at a weighted average exercise price of $1.42 were forfeited. At February 28, 2003, options for 1,340,425 shares of common stock were outstanding with a weighted average exercise price of $1.68 and with exercise prices ranging from $.63 to $5.63. At February 28, 2003, options for 1,000,075 shares of common stock were available for issuance under the 1998 Incentive Plan.

NOTE 11   RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45, (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value regardless of the probability of the loss. The adoption did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, (FIN 46) "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The disclosure requirements shall be effective for financial reports for interim periods beginning after December 15, 2002. We will adopt the disclosure portion of this statement for the fiscal quarter ending May 30, 2003. The adoption will not have any impact on the Company's consolidated financial position or results of operations.

WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended August 30, 2002, contained in the Company's 2002 Annual Report on Form 10-K.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, future business or product development plans, research and development activities, capital spending, financing sources or capital structure, the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, governmental regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, availability of materials, new and existing well-capitalized competitors, and other uncertainties detailed in the Company's Form 10-K for the year ended August 30, 2002, and from time to time in the Company's periodic Securities and Exchange Commission filings.

The Company, through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary, designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries.

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 1, 2002

The operating results for the three and six month periods ended February 28, 2003 were net earnings of $117,000 or $ .01 per share and a net loss of $(253,000) or $(.02) per share, respectively, compared to net earnings of $256,000 or $ .02 per share and net earnings of $388,000 or $ .03 per share, respectively, for the three and six month periods ended March 1, 2002.

REVENUES - The Company's revenues for the three months ended February 28, 2003 decreased $642,000 or 10.9% to $5,219,000 from $5,861,000. Revenues for the six months ended February 28, 2003 decreased $2,729,000 or 22.9% to $9,164,000 from $11,893,000.

Direct Broadcast Satellite (DBS) revenues (including service revenues) decreased $913,000 or 15.9% in the second quarter of fiscal 2003 to $4,840,000 from $5,753,000 in the same period of fiscal 2002. For the six months ended February 28, 2003, DBS revenues decreased $3,078,000 or 26.7% to $8,434,000 from
$11,512,000 for the six months ended March 1, 2002. The decrease in revenues was a result of a lower backlog of orders at the beginning of fiscal 2003 compared to the beginning of fiscal 2002. Revenues and order backlog are subject to the timing of significant orders from customers, and as a result, revenue levels may fluctuate from quarter to quarter. DBS revenues were adversely impacted by delayed purchasing decisions in the digital satellite transmission market and delayed product introductions by the Company. The second quarter and first six months of fiscal 2002 included shipments of network equipment to Roberts Communications to provide television coverage of horseracing to off-track betting venues throughout the United States. Additionally, the first six months of fiscal 2002 included shipments of digital receivers to FOX Digital and FOX Sports Net for their broadcast and cable television networks.

Telecom and Custom Products Group revenues increased $271,000 or 250.7% in the second quarter of fiscal 2003 to $379,000 from $108,000 in the same period of fiscal 2002. For the six months ended February 28, 2003, Telecom and Custom Products Group revenues increased $349,000 or 91.4% to $731,000 from $382,000 for the six months ended March 1, 2002. The increase in revenues for the three and six month periods was mainly due to increased shipments of cue and control equipment to provide local commercial insertion capabilities to cable television operators.

For the three months ended February 28, 2003, two customers accounted for 39.5% and 21.5% of revenues, respectively. For the three months ended March 1, 2002, two customers each accounted for 53.1% and 19.2% of revenues, respectively. For the six months ended February 28, 2003, two customers accounted for 44.2% and 16.0% of revenues, respectively. For the six months ended March 1, 2002, three customers accounted for 41.7%, 18.2%, and 12.0% of revenues, respectively. Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues and that trend is expected to continue throughout fiscal 2003 and beyond. Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result future revenue levels may fluctuate significantly from quarter to quarter. The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The backlog was approximately $13,200,000 at February 28, 2003, compared to $10,700,000 at August 30, 2002, and $14,810,000 at March 1, 2002. One customer accounted for 74.8% of the backlog at February 28, 2003. The total multi-year backlog at February 28, 2003, was approximately $29,700,000.

GROSS PROFIT MARGINS - The Company's gross profit margin percentages were 35.9% and 34.7% for the three and six month periods ended February 28, 2003, compared to 35.6% and 34.1% for the three and six month periods ended March 1, 2002. Gross profit margin dollars decreased $210,000 and $875,000 for the three and six month periods ended February 28, 2003, compared to the same periods ended March 1, 2002. The decreases in margin dollars for the three and six months ended February 28, 2003, were mainly due to lower revenues during the periods. For the six months ended February 28, 2003, gross margin percentages were favorably impacted by a product mix with lower variable cost components which was offset by higher unit fixed costs due to lower revenues. Profit margins in the three and six month periods of fiscal 2003 included inventory reserve charges of $100,000 and $100,000 compared to $100,000 and $200,000 for the same periods of fiscal 2002.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative (SG&A) expenses decreased $111,000 or 10.6% to $932,000 for the three months ended February 28, 2003, from $1,043,000 for the three months ended March 1, 2002. For the six months ended February 28, 2003, SG&A expenses increased $42,000 or 2.0% to $2,162,000 from $2,120,000 for the same period ended March 1, 2002. The decrease in SG&A expenses in the second quarter of fiscal 2003 was mainly due to lower bad debt provisions, depreciation, and marketing expenses. In the first six months of fiscal 2003, SG&A professional fees increased $299,000 mainly due to an increase in legal expenses related to a complaint filed by StarGuide Digital Networks, Inc. against WCI primarily alleging patent infringement. (See
Part II, Item 1. Legal Proceedings.) The increase in professional fees was offset by reductions in administrative and corporate overhead expenses, outside sales agents commissions, marketing expenses, depreciation, and bad debt provisions. As a percentage of revenues, SG&A expenses were 17.9% and 23.6% for the three and six month periods ended February 28, 2003, compared to 17.8% and 17.8% for the same periods of fiscal 2002.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $979,000, or 18.8% of revenues, and $1,829,000, or 20.0% of revenues, for the three and six month periods ended February 28, 2003, compared to $735,000, or 12.5% of revenues, and $1,519,000, or 12.8% of revenues, for the same periods of fiscal 2002. Capitalized software development costs amounted to $225,000 and $419,000 for the second quarter and first six months of fiscal 2003 compared to $108,000 and $228,000 for the same periods of fiscal 2002. The increases in capitalized software costs are due to increased expenditures on COMPEL network control software and software associated principally with the iPump Media Server and Unity 200 digital audio receiver products. Research and development expenses, excluding capitalized software expenditures, were $754,000, or 14.4% of revenues, and $1,410,000, or 15.4% of revenues, for the three and six months ended February 28, 2003, compared to $627,000, or 10.7% of revenues, and $1,290,000, or 10.9% of revenues, for the same periods of fiscal 2002. The increase in expenses for the three and six months ended February 28, 2003 included higher personnel expenses and engineering consulting costs. The expenditures for research and development for the second half of fiscal 2003 are expected to continue at a rate similar to that of the first half of fiscal 2003.

INTEREST EXPENSE - Interest expense increased $5,000 to $17,000 for the three months ended February 28, 2003, from $12,000 for the three months ended March 1, 2002. For the six months ended February 28, 2003, interest expense increased $2,000 to $32,000 from $30,000 for the same period ended March 1, 2002. The increases for the three and six month periods in fiscal 2003 were primarily due to an increase in the average outstanding letter of credit commitment balances.

INTEREST INCOME - Interest income was $13,000 and $33,000 for the three and six month periods ended February 28, 2003, compared to $3,000 and $5,000 for the same periods ended March 1, 2002. The increases for the three and six months ended February 28, 2003 were mainly due to higher average cash equivalent balances.

INCOME TAX EXPENSES - For the six months ended February 28, 2003, income tax benefit of $142,000 was comprised of a deferred federal and state tax expense of $134,000 and $8,000, respectively. Net deferred tax assets decreased $142,000 in the first six months of fiscal 2003 to $2,290,000, principally due to increases in net operating loss carryforwards during the period. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the tax assets considered realizable, however, could be reduced in the near term if estimates of further taxable income during the carryforward period are reduced.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principals generally accepted in the United States of America which require management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosures of contingent assets and liabilities at the date of the financial statements. These estimates are reviewed on an ongoing basis and are based on historical experience and various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent form other sources. Actual results may differ from these estimates under different assumptions or future conditions.

We  believe  the  following  critical   accounting   policies  affect  our  more
significant judgements and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION - The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as published by the staff of the Securities and Exchange Commission. Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. The Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. As of February 28, 2003, revenues to one customer in the amount of $2,182,000 were recorded prior to delivery as bill and hold transactions. At February 28, 2003, accounts receivable for these revenues amounted to $1,774,000.

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

INVENTORY RESERVES - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes inventory reserve provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow moving inventory that is unsaleable or saleable at reduced prices which could require additional inventory reserve provisions. At February 28, 2003, inventories, net of reserve provisions, amounted to $3,473,000.

CAPITALIZED SOFTWARE COSTS - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes, and other factors resulting in shortfalls of expected revenues or reduced economic lives which could result in additional amortization expense or write-offs. At February 28, 2003, capitalized software costs, net of accumulated amortization, amounted to $678,000.

DEFERRED TAX ASSET VALUATION ALLOWANCE - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of the Company's deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced. Any reduction in the realizable value of deferred tax assets would result in a charge to income tax expense in the period such determination was made. At February 28, 2003, deferred tax assets amount to $2,990,000 of which approximately $792,000 relates to net operating loss carryforwards which expire in fiscal 2020 and 2021 and $98,000 of general business and foreign tax credits expiring in fiscal 2004 and an alternative minimum tax credit of $138,000.

ACCOUNTS RECEIVABLE VALUATION - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. At February 28, 2003, accounts receivable net of allowances for doubtful accounts amounted to $3,088,000.

LIQUIDITY AND CAPITAL RESOURCES
SIX MONTHS ENDED FEBRUARY 28, 2003

At February 28, 2003, the Company's primary sources of liquidity were cash and cash equivalents of $4,786,000 and a $5,000,000 bank loan facility. Cash and cash equivalents decreased $332,000 during the first six months of fiscal 2003.

During the first six months of fiscal 2003, operating activities provided $955,000 of cash. Net loss adjusted for non-cash expenses provided $592,000 of cash, while changes in accounts receivable and customer deposit balances used $226,000 of cash. Changes in accounts payable and accrued expenses, inventories, and other assets provided $589,000 of cash. Cash used by investing activities for property and equipment expenditures and capitalized software additions was $788,000. Other investing activities used $496,000 of cash for license agreement expenditures and legal expenses related to the filing of applications for various patents and trademarks. Financing activities used cash of $3,000 for scheduled repayments of long-term debt.

WCI's bank loan facility provides a maximum available credit limit of $5,000,000 with sublimits as defined. The loan facility matures on June 30, 2003, or upon demand, and requires an annual facility fee of 1% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank's prime rate (4.25% at February 28, 2003). While no assurances maybe given, the Company believes it will be able to renew the loan facility with the existing bank prior to maturity.

The term loan facility provides for a maximum of $1,000,000 of indebtedness for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. At February 28, 2003, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. Additionally, at February 28, 2003, approximately $2,003,000 net of outstanding letters of credit in the amount of $2,153,000 was available to borrow under the advance formulas.

The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2003, retain certain key employees, limit expenditures of the Company to $600,000 per fiscal year, and maintain certain financial ratios, and is precluded from paying dividends. At February 28, 2003, the Company was in compliance with all loan facility covenants. The Company believes that the amended loan facility along with cash and cash equivalent balances will be sufficient to support operations through fiscal 2003.

During the second quarter of fiscal 2003, the Company entered into a manufacturing and purchasing agreement for certain finished goods inventories. The agreement committed the Company to purchase $2,062,000, over an eighteen month period, beginning in the third quarter of fiscal 2003. In addition, the Company maintains a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,545,000 at February 28, 2003. Pursuant to the above agreements, at February 28, 2003, the Company had outstanding letters of credit in the amount of $1,545,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of the Company's long-term contractual obligations as of February 28, 2003 consisted of:

                                        OPERATING         PURCHASE
                           DEBT          LEASES          COMMITMENTS
                          ------        ---------        -----------
     Fiscal 2003          $3,100        $115,000         $2,534,000
     Fiscal 2004           4,300         224,000          1,073,000
     Fiscal 2005              --         114,000                 --
     Fiscal 2006              --           2,000                 --
                          ------        ---------        -----------
     Total                $7,400        $455,000         $3,607,000
                          ------        ---------        -----------

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at February 28, 2003 subject to variable interest rate fluctuations.

At February 28, 2003, the Company's cash equivalents consisted of bank commercial paper in the amount of $2,575,000 and variable rate municipals in the amount of $2,000,000. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On June 25, 2002, a complaint was filed in the U.S. District Court for the District of Nevada by StarGuide Digital Networks, Inc., a Nevada corporation, against WCI. (StarGuide Digital Network, Inc., Plaintiff, v. Wegener Communications, Inc., and John Scaggs, Defendants) alleging that WCI had infringed two United States patents held by StarGuide. On July 10, 2002, StarGuide filed its First Amended Complaint and added John Scaggs, an employee of WCI, as a defendant. StarGuide filed its Second Amended Complaint on July 17, 2002. Counts I and II of the Second Amended Complaint alleged claims of patent infringement against WCI relating to two U.S. patents. The remaining counts related to the employment of John Scaggs by WCI, his brief decision to become an employee of StarGuide, and alleged acts of misappropriation of StarGuide's trade secrets by WCI and John Scaggs. The plaintiff sought preliminary and permanent injunctions enjoining WCI from further patent infringement, compensatory damages, enhanced and punitive damages for any willful infringement or interference with contract, and costs and attorney's fees. WCI timely answered the complaints and denied all liability in full. In addition, WCI filed counterclaims against StarGuide seeking declaratory judgements that WCI was not infringing the patents in suit and that the patents in suit are invalid or otherwise unenforceable. During the second quarter of fiscal 2003, WCI and John Scaggs reached an agreement with StarGuide settling all disputes between the parties. The terms of the settlement are confidential but included StarGuide's grant of limited licenses to WCI under a number of StarGuide patents. WCI has agreed to pay StarGuide a running royalty on certain products. Management of the Company believes that the settlement will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 21, 2003, the Annual Meeting of Shareholders was held and the shares present voted on the following matters:

          (1.) The shareholders approved the election of the following nominee to the Board of Directors:

                    Robert A. Placek  (Class II Director)
                              10,870,855 votes FOR
                                 423,320 votes WITHHELD

               The terms of office of Thomas G. Elliott and James H. Morgan, Jr. as Class III directors, and Joe K. Parks and C. Troy Woodbury, Jr. as Class II directors, continued subsequent to the Annual Meeting.

          (2.) The appointment of BDO Seidman, LLP as auditors for the Company for the fiscal year 2003 was approved with 11,030,987 votes FOR, 201,078 votes AGAINST, and 62,110 votes ABSTAINING.

ITEM 5.   OTHER INFORMATION

Following the Company's 2003 Annual Meeting of Stockholders which was held on January 21, 2003, the Company was contacted by the Nasdaq Stock Market and was informed by Nasdaq representatives that Nasdaq believes that James H. Morgan, Jr. does not meet the definition of "independent director" for purposes of serving on the audit committee of the board of directors. Mr. Morgan is a partner in the law firm which serves as outside legal counsel to the Company. Nasdaq representatives informed the Company that in Nasdaq's view, all fees paid to the law firm of which Mr. Morgan is a partner should be deemed to be direct compensation to Mr. Morgan individually (which must not exceed $60,000 in any fiscal year under the Nasdaq independent director definition). The Company disagreed with Nasdaq's interpretation and engaged in several substantive discussions with Nasdaq regarding the issue, but Nasdaq's position continues to be that Mr. Morgan is not independent under its rules. However, as permitted by the Nasdaq rules, the board of directors of the Company has made the determination that, although Nasdaq does not deem Mr. Morgan to be an independent director, Mr. Morgan's continued service on the audit committee is in the best interests of the Company and its stockholders because of Mr. Morgan's knowledge of and experience in financial and tax matters. Therefore, Mr. Morgan will continue to serve as a member of the Company's audit committee. In addition, on February 19, 2003, the Company announced that it had expanded its board of directors and elected Wendell H. Bailey as a director. Mr. Bailey does meet the definition of "independent director" under Nasdaq regulations, and has been elected to serve as a member of the audit committee of the board of directors. Therefore, the Company's audit committee is currently comprised of Thomas G. Elliot, Joe K. Parks, Wendell H. Bailey and James H. Morgan, Jr.

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

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended February 28, 2003.

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

                                        WEGENER CORPORATION
                                        -------------------
                                           (Registrant)


Date: April 10, 2003                    By: /s/ Robert A. Placek
                                            ------------------------------------
                                                Robert A. Placek
                                                President
                                                (Principal Executive Officer)


Date: April 10, 2003                    By: /s/ C. Troy Woodbury, Jr.
                                            ------------------------------------
                                                C. Troy Woodbury, Jr.
                                                Treasurer and Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER REGARDING PERIODIC REPORT CONTAINING FINANCIAL STATEMENTS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Placek, the Chief Executive Officer of Wegener Corporation, certify that:

(1) I have reviewed this quarterly report on Form 10-Q for the quarter ended February 28, 2003 of Wegener Corporation;

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

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        Date: April 10, 2003


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

I, C. Troy Woodbury, Jr., the Chief Financial Officer of Wegener Corporation, certify that:

(1) I have reviewed this quarterly report on Form 10-Q for the period ended February 28, 2003 of Wegener Corporation;

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

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        Date: April 10, 2003


                                        /s/ C. Troy Woodbury, Jr.

                                        NAME: C. TROY WOODBURY, JR.
                                        TITLE: TREASURER AND CHIEF
                                               FINANCIAL OFFICER