Form 10-Q
period 2003-05-30
WEGENER CORP
filed 2003-07-09
CIK 715073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2003

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

                                YES [ ]   NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value                                12,371,251 Shares
----------------------------                           -------------------------
           Class                                       Outstanding June 30, 2003

                               WEGENER CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED MAY 30, 2003

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Introduction ........................................................3

          Consolidated Statements of Operations
          (Unaudited) - Three and Nine Months Ended
          May 30, 2003 and May 31, 2002 .......................................4

          Consolidated Balance Sheets - May 30,
          2003 (Unaudited) and August 30, 2002 ................................5

          Consolidated Statements of Shareholders' Equity
          (Unaudited) - Nine Months Ended May 30,
          2003 and May 31, 2002 ...............................................6

          Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended May 30,
          2003 and May 31, 2002 ...............................................7

          Notes to Consolidated Financial
          Statements (Unaudited) ...........................................8-15

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .............................16-20

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........20

Item 4.   Controls and Procedures.............................................20

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................21
Item 2.   None
Item 3.   None
Item 4.   None
Item 5.   Other Information...................................................22
Item 6.   Exhibits and Reports on Form 8-K ...................................22

          Signatures..........................................................23

          Certifications .....................................................24

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of May 30, 2003; the consolidated statements of shareholders' equity as of May 30, 2003, and May 31, 2002; the consolidated statements of operations for the three and nine months ended May 30, 2003, and May 31, 2002; and the consolidated statements of cash flows for the nine months ended May 30, 2003, and May 31, 2002, have been prepared without audit. The consolidated balance sheet as of August 30, 2002, has been examined by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 2002, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three months ended                 Nine months ended
                                              MAY 30,          May 31,          MAY 30,          May 31,
                                               2003             2002             2003             2002
----------------------------------------------------------------------------------------------------------
Revenue                                    $  6,254,459     $  6,290,810     $ 15,418,729     $ 18,184,128
----------------------------------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                     3,812,723        4,092,591        9,801,488       11,935,666
    Selling, general and administrative       1,592,032        1,005,889        3,753,709        3,126,042
    Research and development                    654,545          582,003        2,064,205        1,872,496
----------------------------------------------------------------------------------------------------------

Operating costs and expenses                  6,059,300        5,680,483       15,619,402       16,934,204
----------------------------------------------------------------------------------------------------------

Operating income (loss)                         195,159          610,327         (200,673)       1,249,924
    Interest expense                            (17,996)         (19,425)         (49,965)         (49,389)
    Interest income                              14,805           14,596           47,717           20,074
----------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes             191,968          605,498         (202,921)       1,220,609

Income tax expense (benefit)                     69,000          226,000          (73,000)         453,000
----------------------------------------------------------------------------------------------------------

Net earnings (loss)                        $    122,968     $    379,498     $   (129,921)    $    767,609
==========================================================================================================

Net earnings (loss) per share:
    Basic                                  $        .01     $        .03     $       (.01)    $        .06
    Diluted                                $        .01     $        .03     $       (.01)    $        .06
==========================================================================================================

Shares used in per share calculation
    Basic                                    12,351,158       12,185,519       12,313,314       12,138,011
    Diluted                                  12,488,212       12,350,796       12,313,314       12,159,661
==========================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             MAY 30,        August 30,
                                                              2003             2002
---------------------------------------------------------------------------------------
ASSETS                                                     (UNAUDITED)

Current assets
    Cash and cash equivalents                             $  5,096,944     $  5,117,756
    Accounts receivable                                      4,233,834        3,037,762
    Inventories                                              2,660,501        3,920,673
    Deferred income taxes                                    2,143,000        2,225,000
    Other                                                      192,824           90,066
---------------------------------------------------------------------------------------

         Total current assets                               14,327,103       14,391,257

Property and equipment, net                                  3,002,131        2,995,332
Capitalized software costs, net                                892,015          641,710
Deferred income taxes                                          778,000          623,000
Other assets, net                                              632,726           48,556
---------------------------------------------------------------------------------------

                                                          $ 19,631,975     $ 18,699,855
=======================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                      $  2,154,097     $  1,424,101
    Accrued expenses                                         1,938,121        1,409,369
    Customer deposits                                          479,150          777,023
    Current maturities of long-term obligations                  5,876            6,120
---------------------------------------------------------------------------------------

          Total current liabilities                          4,577,244        3,616,613

Long-term obligations, less current maturities                      --            4,294
---------------------------------------------------------------------------------------

          Total liabilities                                  4,577,244        3,620,907
---------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
    Common stock, $.01 par value; 20,000,000 shares
        authorized; 12,371,251 shares issued                   123,713          123,146
    Additional paid-in capital                              19,462,769       19,513,977
    Deficit                                                 (4,531,751)      (4,401,830)
    Less treasury stock, at cost                                    --         (156,345)
---------------------------------------------------------------------------------------

         Total shareholders' equity                         15,054,731       15,078,948
---------------------------------------------------------------------------------------

                                                          $ 19,631,975     $ 18,699,855
=======================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                               Common Stock           Additional      Retained              Treasury Stock
                                               ------------             Paid-in       Earnings              --------------
                                          Shares         Amount         Capital       (Deficit)         Shares          Amount
---------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2001               12,314,575   $    123,146   $ 19,751,694    $ (5,209,410)        269,588    $   (577,562)

    Treasury stock reissued through
       stock options and 401(k) plan             --             --       (200,575)             --        (158,415)        339,387
    Net earnings for the nine months             --             --             --         767,609              --              --
---------------------------------------------------------------------------------------------------------------------------------

BALANCE at May 31, 2002                  12,314,575   $    123,146   $ 19,551,119    $ (4,441,801)        111,173    $   (238,175)
=================================================================================================================================

Balance at August 30, 2002               12,314,575   $    123,146   $ 19,513,977    $ (4,401,830)         72,977    $   (156,345)

    Issuance of shares through
       stock options and 401(k) plan         56,676            567        (51,208)             --         (72,977)        156,345
    Net loss for the nine months                 --             --             --        (129,921)             --              --
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MAY 30, 2003                  12,371,251   $    123,713   $ 19,462,769    $ (4,531,751)             --    $         --
=================================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Nine months ended
                                                                  MAY 30,         May 31,
                                                                   2003            2002
-------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
    Net earnings (loss)                                        $   (129,921)   $    767,609
    Adjustments to reconcile net earnings (loss) to
           cash provided by operating activities
        Depreciation and amortization                             1,201,085       1,287,577
        Issuance of treasury stock for
            compensation expenses                                    82,409         113,431
        Provision for bad debt allowance                             65,000         155,000
        Provision for inventory reserves                            100,000         300,000
        Deferred income taxes                                       (73,000)        564,000
       Warranty reserves                                            (20,000)             --
    Changes in assets and liabilities
            Accounts receivable                                  (1,261,072)     (1,564,542)
            Inventories                                           1,160,172       2,093,329
            Other assets                                           (102,758)         32,334
            Accounts payable and accrued expenses                 1,128,748        (422,271)
            Customer deposits                                      (297,873)        (23,616)
-------------------------------------------------------------------------------------------

                                                                  1,852,790       3,302,851
-------------------------------------------------------------------------------------------

CASH USED FOR INVESTMENT ACTIVITIES
    Property and equipment expenditures                            (504,222)       (123,644)
    Capitalized software additions                                 (861,467)       (368,267)
    License agreements, patents, and trademarks expenditures       (526,670)             --
-------------------------------------------------------------------------------------------

                                                                 (1,892,359)       (491,911)
-------------------------------------------------------------------------------------------

CASH USED FOR FINANCING ACTIVITIES
    Repayment of long-term debt                                      (4,538)        (43,178)
    Loan facility fees                                                   --          (5,536)
    Proceeds from stock options exercised                            23,295          25,381
-------------------------------------------------------------------------------------------

                                                                     18,757         (23,333)
-------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                    (20,812)      2,787,607
Cash and cash equivalents, beginning of period                    5,117,756       1,926,723
-------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                       $  5,096,944    $  4,714,330
===========================================================================================

Supplemental disclosure of cash flow information:
    Cash paid (received) during the nine months for:
          Interest                                             $     49,965    $     49,389
          Income taxes                                                   --    $   (210,499)
===========================================================================================

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

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as published by the staff of the Securities and Exchange Commission. Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. The Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. As of May 30, 2003, revenues to one customer in the amount of $2,582,000 were recorded prior to delivery as bill and hold transactions. At May 30, 2003, accounts receivable for these revenues amounted to $1,483,000.

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

In accordance with EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company included all shipping and handling billings to customers in revenue, and freight costs incurred for product shipments have been included in cost of products sold.

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

STOCK BASED COMPENSATION

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standard (SFAS) No 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," but applies Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table includes disclosures required by SFAS No. 123, as amended by SFAS No. 148 and illustrates the effect on net earnings (loss) and net earnings
(loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                  Three months ended            Nine months ended
                               ------------------------------------------------------
                                 MAY 30,       May 31,        MAY 30,        May 31,
                                  2003          2002           2003           2002
-------------------------------------------------------------------------------------
Net earnings (loss)
   As Reported                 $  122,968    $  379,498     $ (129,921)    $  767,609
   Deduct:
       Compensation cost
       using the fair value
       method, net of tax              --       (20,654)       (47,663)      (102,330)
-------------------------------------------------------------------------------------
   Pro Forma                   $  122,968    $  358,844     $ (177,584)    $  665,279
=====================================================================================
Earnings (loss) per share
   As Reported
       Basic                   $      .01    $      .03     $     (.01)    $      .06
       Diluted                        .01           .03           (.01)           .06
   Pro Forma
       Basic                          .01           .03           (.01)           .05
       Diluted                        .01           .03           (.01)           .05
=====================================================================================

The fair  value of each  option  was  estimated  on the date of grant  using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions:

                                 Three months ended         Nine months ended
                                ------------------------------------------------
                                MAY 30,      May 31,       MAY 30,       May 31,
                                 2003         2002          2003          2002
--------------------------------------------------------------------------------
Risk free interest rate           --          4.97%         4.84%         4.97%
Expected term                     --        3 years       3 YEARS       3 years
Volatility                        --            75%           75%           75%
Expected annual dividends         --           none          NONE          none

The weighted average fair value of options granted during the nine months ended May 30, 2003 was $ .52 and for the three and nine months ended May 31, 2002 was $ .44 and $ .47, respectively. No options were granted during the three months ended May 30, 2003.

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

NOTE 2 ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

                                                MAY 30,        August 30,
                                                 2003             2002
     ---------------------------------------------------------------------
                                              (UNAUDITED)

     Accounts receivable - trade             $  4,559,248     $  3,314,046
     Other receivables                             75,205           75,308
     ---------------------------------------------------------------------

                                                4,634,453        3,389,354
     ---------------------------------------------------------------------

     Less allowance for
          doubtful accounts                      (400,619)        (351,592)
     ---------------------------------------------------------------------

                                             $  4,233,834     $  3,037,762
     =====================================================================

NOTE 3 INVENTORIES

Inventories are summarized as follows:

                                                MAY 30,        August 30,
                                                 2003             2002
     ---------------------------------------------------------------------
                                              (UNAUDITED)

     Raw material                            $  2,269,767     $  2,917,924
     Work-in-process                            1,227,997        1,639,620
     Finished goods                             2,678,100        3,143,736
     ---------------------------------------------------------------------
                                                6,175,864        7,701,280

     Less inventory reserves                   (3,515,363)      (3,780,607)
     ---------------------------------------------------------------------

                                             $  2,660,501     $  3,920,673
     =====================================================================

During the first nine months of fiscal 2003 inventory reserves were increased by provisions charged to cost of sales of $100,000 and reduced by inventory write-offs of $365,000. The Company's inventory reserve of approximately $3,515,000 at May 30, 2003 is to provide for items that are potentially slow-moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should the Company's sales efforts not be successful.

NOTE 4 OTHER ASSETS

Other assets consisted of the following:

                                                 MAY 30, 2003
     ----------------------------------------------------------------------
                                      COST        ACCUMULATED        NET
                                                 AMORTIZATION
     ----------------------------------------------------------------------
     License agreements            $  570,000     $  (55,000)    $  515,000
     Patents                           81,341             --         81,341
     Trademarks                        25,329             --         25,329
     Loan facility fees                50,000        (45,833)         4,167
     Other                              6,889             --          6,889
     ----------------------------------------------------------------------
                                   $  733,559     $ (100,833)    $  632,726
     ======================================================================

                                                August 30, 2002
     ----------------------------------------------------------------------
                                      Cost        Accumulated        Net
                                                 Amortization
     ----------------------------------------------------------------------
     Loan facility fees            $   50,000     $   (8,333)    $   41,667
     Other                              6,889             --          6,889
     ----------------------------------------------------------------------
                                   $   56,889     $   (8,333)    $   48,556
     ======================================================================

Amortization expense of other assets for the three and nine months ended May 30, 2003, amounted to $40,000 and $92,500, respectively. Amortization expense of other assets for the three and nine months ended May 31, 2002, amounted to $12,000 and $39,000, respectively.

The Company conducts an on-going review of its intellectual property rights and potential trademarks. During the nine months of fiscal 2003, the Company incurred $81,000 and $25,000 of legal expenses related to filing of applications for various patents and trademarks, respectively. Upon issuance, these costs will be amortized over their estimated useful lives. License agreements are amortized over their estimated useful life of five years. Loan facility fees are amortized over twelve months.

NOTE 5 INCOME TAXES

For the nine months ended May 30, 2003, income tax benefit of $73,000 was comprised of a deferred federal and state income tax benefit of $69,000 and $4,000, respectively. Net deferred tax assets increased $73,000 to $2,921,000 principally due to an increase in net operating loss carryforwards in the first nine months. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At May 30, 2003, the Company had a federal net operating loss carryforward of approximately $2,277,000, which expires in fiscal 2020 and fiscal 2021. Additionally, the Company had general business and foreign tax credit carryforwards of $98,000 expiring in fiscal 2004 and an alternative minimum tax credit of $138,000.

NOTE 6 EARNINGS PER SHARE (UNAUDITED)

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.

                                                                   Three months ended
                                     --------------------------------------------------------------------------------
                                                   MAY 30, 2003                             May 31, 2002
                                     --------------------------------------    --------------------------------------
                                                                    PER                                       Per
                                      EARNINGS        SHARES       SHARE         Earnings      Shares        share
                                     (NUMERATOR)  (DENOMINATOR)    AMOUNT      (Numerator)  (Denominator)    amount
                                     ----------    ----------    ----------    ----------    ----------    ----------
     Net earnings                    $  122,968                                $  379,498
                                     ==========                                ==========
     BASIC EARNINGS PER SHARE:
       Net earnings available
         to common shareholders      $  122,968    12,351,158    $      .01    $  379,498    12,185,519    $      .03

     Effect of dilutive
       potential common shares:
         Stock options                       --       137,054                          --       165,277
                                     ------------------------                  ------------------------

     DILUTED EARNINGS  PER SHARE:
       Net earnings available
         to common shareholders      $  122,968    12,488,212    $      .01    $  379,498    12,350,796    $      .03
                                     ========================    ==========    ========================    ==========

                                                                     Nine months ended
                                     --------------------------------------------------------------------------------
                                                  MAY 30, 2003                             May 31, 2002
                                     --------------------------------------    --------------------------------------
                                                                    PER                                       Per
                                      EARNINGS        SHARES       SHARE         Earnings      Shares        share
                                     (NUMERATOR)  (DENOMINATOR)    AMOUNT      (Numerator)  (Denominator)    amount
                                     ----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss)                  $ (129,921)                               $  767,609
                                     ==========                                ==========
BASIC EARNINGS(LOSS) PER SHARE:
  Net earnings (loss) available
    to common shareholders           $ (129,921)   12,313,314    $     (.01)   $  767,609    12,138,011    $      .06

Effect of dilutive potential
  common shares:
    Stock options                            --            --                          --        21,650
                                     ------------------------                  ------------------------

DILUTED EARNINGS (LOSS) PER SHARE:
  Net earnings (loss) available
    to common shareholders           $ (129,921)   12,313,314    $     (.01)   $  767,609    12,159,661    $      .06
                                     ========================    ==========    ========================    ==========

Stock  options   excluded  from  the  diluted  net  earnings  (loss)  per  share calculation due to their anti-dilutive effect are as follows:

                                 Three months ended                   Nine months ended
                           --------------------------------------------------------------------
                              MAY 30,           May 31,            MAY 30,           May 31,
                               2003              2002               2003              2002
                           --------------------------------------------------------------------
Common stock options:
    Number of shares          761,050           907,550           1,303,425         1,016,409
    Exercise price         $1.41 TO $5.63    $1.41 to $5.63    $ .84 TO $5.63    $1.00 to $5.63
                           ====================================================================

NOTE 7 SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS (UNAUDITED)

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company operates within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment the Company has three sources of revenue as follows:

                                        Three months ended               Nine months ended
                                   ------------------------------------------------------------
                                      MAY 30,         May 31,         MAY 30,         May 31,
                                       2003            2002            2003            2002
                                   ------------------------------------------------------------
Product Line
    Direct Broadcast Satellite     $  5,826,093    $  5,680,666    $ 14,000,804    $ 16,923,982
    Telecom and Custom Products         282,334         519,194       1,012,994         900,918
    Service                             146,032          90,950         404,931         359,228
                                   ------------------------------------------------------------
                                   $  6,254,459    $  6,290,810    $ 15,418,729    $ 18,184,128
                                   ============================================================

Revenues by geographic area are as follows:

                                        Three months ended               Nine months ended
                                   ------------------------------------------------------------
                                      MAY 30,         May 31,         MAY 30,         May 31,
                                       2003            2002            2003            2002
                                   ------------------------------------------------------------
Geographic Area
    United States                  $  6,028,665    $  5,896,795    $ 14,789,642    $ 17,126,167
    Latin America                        44,807         150,693         196,566         526,266
    Canada                               88,120          77,789         207,835         164,680
    Europe                               21,893          34,364         127,943         171,521
    Other                                70,974         131,169          96,743         195,494
                                   ------------------------------------------------------------
                                   $  6,254,459    $  6,290,810    $ 15,418,729    $ 18,184,128
                                   ============================================================

All of the Company's long-lived assets are located in the United States. Customers representing 10% or more of the respective period's revenues are as follows:

                         Three months ended               Nine months ended
                       -------------------------------------------------------
                       MAY 30,         May 31,         MAY 30,         May 31,
                        2003            2002            2003            2002
                       -------------------------------------------------------

     Customer 1         31.6%           36.2%           39.1%           24.4%
     Customer 2         26.8%           13.3%           20.4%           31.9%
     Customer 3         12.2%            (a)             (A)             (a)
     Customer 4          (A)            10.8%            (A)            11.6%

     (a)  Revenues for the period were less than 10% of total revenues.

NOTE 8 COMMITMENTS

During the second quarter of fiscal 2003, the Company entered into two manufacturing and purchasing agreements for certain finished goods inventories. The agreements committed the Company to purchase $2,116,000 over an eighteen-month period, beginning in the third quarter of fiscal 2003. In addition, the Company maintains a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,561,000 at May 30, 2003. Pursuant to the above agreements, at May 30, 2003, the Company had outstanding letters of credit in the amount of $2,681,000.

NOTE 9 GUARANTEES

Warranty
The Company warrants its products for a twelve month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. The Company expenses costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty provisions amounted to $76,000 at May 30, 2003. For the three and nine month periods ended May 30, 2003, the accrual was reduced by $20,000.

Letters of Credit
Wegener Communications Inc., the Company's wholly owned subsidiary (WCI), provides standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements. At May 30, 2003, outstanding letters of credit amounted to $2,681,000.

Financing Agreements
The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At May 30, 2003, no balances were outstanding on the loan facility.

NOTE 10 STOCK OPTIONS

During the first nine months of fiscal 2003 options for 19,000 shares of common stock were granted to outside directors at a weighted average exercise price of $1.00. During the first nine months of fiscal 2003, options for 121,500 shares of common stock at a weighted average exercise price of $1.47 were forfeited. At May 30, 2003, options for 1,303,425 shares of common stock were outstanding with a weighted average exercise price of $1.69 and with exercise prices ranging from $.63 to $5.63. At May 30, 2003, options for 1,000,075 shares of common stock were available for issuance under the 1998 Incentive Plan. Additionally, during the first nine months of fiscal 2003 options for 13,000 and 16,500 shares with exercise prices of $ .84 and $ .75, respectively, were exercised.

NOTE 11 RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value regardless of the probability of the loss. The adoption did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The disclosure requirements shall be effective for financial reports for interim periods beginning after December 15, 2002. The Company adopted the disclosure portion of this statement for the fiscal quarter ending May 30, 2003. The adoption did not have any impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management believes that the adoption of this Statement will not have a significant impact on the financial position, results of operations or cash flows of the Company.

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

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MAY 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED MAY 31, 2002

The operating results for the three and nine month periods ended May 30, 2003 were net earnings of $123,000 or $ .01 per share and a net loss of $(130,000) or $ ( .01) per share, respectively, compared to net earnings of $379,000 or $ .03 per share and $768,000 or $ .06 per share, respectively, for the three and nine month periods ended May 31, 2002.

REVENUES - The Company's revenues for the three months ended May 30, 2003 were $6,254,000, down less than 1% from revenues of $6,291,000 for the three months ended May 31, 2002. Revenues for the nine months ended May 30, 2003 were $15,419,000, down 15.2% from revenues of $18,184,000 for the nine months ended May 31, 2002. Direct Broadcast Satellite (DBS) revenues (including service revenues) increased $200,000 or 3.5% in the third quarter of fiscal 2003 to $5,972,000 from $5,772,000 in the same period of fiscal 2002. For the nine months ended May 30, 2003, DBS revenues decreased $2,877,000 or 16.6% to $14,406,000 from $17,283,000 for the nine months ended May 31, 2002. The decrease in revenues for the nine months was a result of a lower backlog of orders at the beginning of fiscal 2003 compared to the beginning of fiscal 2002. Revenues and order backlog are subject to the timing of significant orders from customers, and as a result revenue levels may fluctuate from quarter to quarter. DBS revenues were adversely impacted by delayed purchasing decisions in the digital satellite transmission market and delayed product introductions by the Company. The first nine months of fiscal 2002 included shipments of network equipment to Roberts Communications to provide television coverage of horse racing to off-track betting venues throughout the United States. Additionally, the first nine months of fiscal 2002 included shipments of digital receivers to FOX Digital and FOX Sports Net for their broadcast and cable television networks.

Telecom and Custom Products Group revenues decreased $237,000 or 45.6% in the third quarter of fiscal 2003 to $282,000 from $519,000 in the same period of fiscal 2002. For the nine months ended May 30, 2003, Telecom and Custom Products Group revenues increased $112,000 or 12.4% to $1,013,000 from $901,000 for the nine months ended May 31, 2002. The decrease in revenues for the three months ended May 30, 2003, was due to completion of shipments of orders for commercial insertion equipment. The increase in revenues for the nine month period was primarily due to an increase in orders from a distributor to provide commercial insertion equipment to a cable television operator.

For the three months ended May 30, 2003, three customers accounted for 31.6%, 26.8%, and 12.2% of revenues, respectively. For the three months ended May 31, 2002, three customers accounted for 36.2%, 13.3%, and 10.8% of revenues, respectively. For the nine months ended May 30, 2003, two customers accounted for 39.1% and 20.4% of revenues, respectively. For the nine months ended May 31, 2002, three customers accounted for 31.9%, 24.4% and 11.6% of revenues, respectively. Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues and that trend is expected to continue throughout fiscal 2003 and beyond. Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, the Company expects future revenue levels to fluctuate from quarter to quarter. The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI's backlog was approximately $12,300,000 at May 30, 2003, compared to $10,700,000 at August 30, 2002, and $13,000,000 at May 31, 2002. The total multi-year backlog at May 30, 2003, was approximately $26,000,000.

GROSS PROFIT MARGINS - The Company's gross profit margin percentages were 39.0% and 36.4% for the three and nine month periods ended May 30, 2003, compared to 34.9% and 34.4% for the three and nine month periods ended May 31, 2002. Gross profit margin dollars increased $244,000 and decreased $631,000 for the three and nine month periods ended May 30, 2003, respectively, from the same periods ended May 31, 2002. Gross profit margin percentages for the three and nine months ended May 30, 2003 were favorably impacted by a product mix with lower variable cost components and lower inventory reserve provisions. The increase in margin dollars for the third quarter of fiscal 2003 was due to the improved margin percentages and lower inventory reserve provisions. The decreases in margin dollars for the nine months ended May 30, 2003 were mainly due to lower revenues during the period. Profit margins in the three and nine month periods of fiscal 2003 included no inventory reserve charges and charges of $100,000, respectively, compared to $200,000 and $400,000 for the same periods of fiscal 2002.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative (SG&A) expenses increased $586,000 or 58.3% to $1,592,000 for the three months ended May 30, 2003, from $1,006,000 for the three months ended May 31, 2002. SG&A expenses in the third quarter of fiscal 2003 included $809,000 in corporate legal and professional fees related to defending the Company against an unsolicited, hostile takeover attempt by Radyne ComStream, Inc. SG&A expenses in the third quarter of fiscal 2003 were partially offset by a separate insurance reimbursement of $265,000 for a portion of legal costs expensed in the first quarter of fiscal 2003 related to a lawsuit against WCI alleging patent infringement. (See Part II, Item I. Legal Proceedings). For the nine months ended May 30, 2003, SG&A expenses increased $628,000 or 20.1% to $3,754,000 from $3,126,000 for the same period ended May 31, 2002. SG&A expenses in the first nine months of fiscal 2003 included the $809,000 in legal and professional fees related to defending the Company against an unsolicited hostile takeover attempt by Radyne ComStream, Inc. These expenses were offset by decreases of $181,000 primarily due to lower depreciation, bad debt provisions, and outside sales agent commissions which were offset by higher legal fees of WCI, net of insurance reimbursements. As a percentage of revenues, SG&A expenses were 25.5% and 24.3% for the three and nine month periods ended May 30, 2003, respectively compared to 16.0% and 17.2% for the same periods of fiscal 2002.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $1,097,000 or 17.5% of revenues, and $2,926,000 or 19.0% of revenues, for the three and nine month periods ended May 30, 2003, compared to $722,000 or 11.5% of revenues, and $2,241,000 or 12.3%
of revenues for the same periods of fiscal 2002. Capitalized software development costs amounted to $442,000 and $861,000 for the third quarter and first nine months of fiscal 2003 compared to $140,000 and $368,000 for the same periods of fiscal 2002. The increases in capitalized software costs are due to increased expenditures on COMPEL network control software and software associated principally with the iPump Media Server and Unity 200 digital audio receiver products. Research and development expenses, excluding capitalized software expenditures, were $655,000 or 10.5% of revenues, and $2,064,000 or 13.4% of revenues for the three and nine months ended May 30, 2003, compared to $582,000 or 9.3% of revenues, and $1,872,000 or 10.3% of revenues for the same periods of fiscal 2002. The increases in expenses for the three and nine months ended May 30, 2003, are mainly due to higher personnel expenses and engineering consulting costs. The expenditures for research and development for the fourth quarter of fiscal 2003 are expected to be comparable to those of the third quarter.

INTEREST EXPENSE - Interest expense decreased $1,000 to $18,000 for the three months ended May 30, 2003 as compared to fiscal 2002. For the nine months ended May 30, 2003, interest expense increased $1,000 to $50,000 as compared to fiscal 2002.

INTEREST INCOME - Interest income was $15,000 and $48,000 for the three and nine month periods ended May 31, 2002, compared to $15,000 and $20,000 for the same periods ended May 31, 2002. The increase for the nine months ended May 30, 2003 was due to higher average cash equivalent balances.

INCOME TAX EXPENSES - For the nine months ended May 30, 2003, income tax benefit of $73,000 was comprised of a deferred federal and state tax benefit of $69,000 and $4,000, respectively. Net deferred tax assets increased $73,000 in the first nine months of fiscal 2003 to $2,921,000, principally due to increases in net operating loss carryforwards during the period. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities at the date of the financial statements. These estimates are reviewed on an ongoing basis and are based on historical experience and various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or future conditions.

We  believe  the  following  critical   accounting   policies  affect  our  more
significant judgements and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION - The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as published by the staff of the Securities and Exchange Commission. Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. The Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. As of May 30, 2003, revenues to one customer in the amount of $2,582,000 were recorded prior to delivery as bill and hold transactions. At May 30, 2003, accounts receivable for these revenues amounted to $1,483,000.

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

INVENTORY RESERVES - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand, and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices which could require additional inventory reserve provisions. At May 30, 2003, inventories, net of reserve provisions, amounted to $2,660,501.

CAPITALIZED SOFTWARE COSTS - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives which could result in additional amortization expense or write-offs. At May 30, 2003, capitalized software costs, net of accumulated amortization, amounted to $892,000.

DEFERRED TAX ASSET VALUATION ALLOWANCE - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of the Company's deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced. Any reduction in the realizable value of deferred tax assets would result in a charge to income tax expense in the period such determination was made. At May 30, 2003, deferred tax assets amounted to $2,921,000, of which approximately $797,000 relates to net operating loss carryforwards which expire in fiscal 2020 and 2021, $98,000 of general business and foreign tax credits expiring in fiscal 2004 and an alternative minimum tax credit of $138,000.

ACCOUNTS RECEIVABLE VALUATION - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. At May 30, 2003, accounts receivable net of allowances for doubtful accounts amounted to $4,234,000.

LIQUIDITY AND CAPITAL RESOURCES
NINE MONTHS ENDED MAY 30, 2003

At May 30, 2003, the Company's primary sources of liquidity were cash and cash equivalents of $5,100,000 and a $5,000,000 bank loan facility. Cash and cash equivalents decreased $21,000 during the first nine months of fiscal 2003.

During the first nine months of fiscal 2003, operating activities provided $1,853,000 of cash. Net loss adjusted for non-cash expenses provided $1,226,000 of cash, while changes in accounts receivable and customer deposit balances used $1,559,000 of cash. Changes in accounts payable and accrued expenses, inventories and other assets provided $2,186,000 of cash. Cash used by investing activities for property and equipment expenditures and capitalized software additions was $1,366,000. Other investing activities used $527,000 of cash for license agreement expenditures and legal expenses related to the filing of applications for various patents and trademarks. Financing activities used cash of $4,500 for scheduled repayments of long-term debt. Proceeds from stock options exercised provided $23,000 of cash.

WCI's bank loan facility provides a maximum available credit limit of $5,000,000 with sublimits as defined. The loan facility matures on June 30, 2004, or upon demand, and requires an annual facility fee of 1% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank's prime rate (4.25% at May 30, 2003).

The term loan facility provides for a maximum of $1,000,000 of indebtedness for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. At May 30, 2003, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. Additionally, at May 30, 2003, approximately $2,598,000 net of outstanding letters of credit in the amount of $2,681,000 was available to borrow under the advance formulas.

The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2003, retain certain key employees, limit expenditures of the Company to $1,400,000 in fiscal 2003 and $600,000 in each fiscal year thereafter, maintain certain financial ratios, and is precluded from paying dividends. At May 31, 2003, the Company was in compliance with all loan facility covenants. The Company believes that the loan facility along with cash and cash equivalent balances will be sufficient to support operations over the next twelve months.

During the second quarter of fiscal 2003, the Company entered into a manufacturing and purchasing agreement for certain finished goods inventories. The agreement committed the Company to purchase $2,116,000 over an eighteen-month period, beginning in the third quarter of fiscal 2003. In addition, the Company maintains a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,561,000 at May 30, 2003. Pursuant to the above agreements, at May 30, 2003, the Company had outstanding letters of credit in the amount of $2,681,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of the Company's long-term contractual obligations as of May 30, 2003 consisted of:


                                           OPERATING         PURCHASE
                           DEBT             LEASES         COMMITMENTS
                        ----------        ----------        ----------
     Fiscal 2003        $    1,600        $   58,000        $2,099,000
     Fiscal 2004             4,300           224,000         1,578,000
     Fiscal 2005                --           114,000                --
     Fiscal 2006                --             4,000                --
     Fiscal 2007                --             2,000                --
     Thereafter                 --             3,600                --
                        ----------        ----------        ----------

     Total              $    5,900        $  405,600        $3,677,000
                        ==========        ==========        ==========

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at May 30, 2003 subject to variable interest rate fluctuations.

At May 30, 2003, the Company's cash equivalents consisted of bank commercial paper in the amount of $2,875,000 and variable rate municipals in the amount of $2,000,000. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

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

PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Radyne ComStream Inc. and WC Acquisition Corporation, Plaintiffs, v. Wegener Corporation, Defendant, Civil Action No. 03-421-KAJ

          On  April  23,  2003,  WC  Acquisition  Corporation,  a  wholly  owned subsidiary of Radyne ComStream, Inc., commenced an all-cash, all-shares tender offer for all outstanding shares of Wegener Corporation (Wegener) common stock not already owned by WC Acquisition Corporation. Wegener's Board of Directors appointed an Independent Committee to investigate the offer, and after reviewing the Independent Committee's recommendation, Wegener's Board issued a press release which reflected their findings that the offer was priced too low and therefore tendering shares was not in the best interest of Wegener's shareholders. On April 24, 2003, Radyne ComStream, Inc. and WC Acquisition Corporation filed a complaint in the U.S. District Count for the District of Delaware against Wegener arising out of this tender offer. The Plaintiffs assert they are entitled to relief under the Declaratory Judgment Act ss. 2201, and have requested that the Court enter a declaratory judgment that the public disclosures and documents filed with the Securities and Exchange Commission by the Plaintiffs, in connection with the tender offer, fully comply with all applicable laws. The Plaintiffs also seek an injunction against Wegener, as well as against its agents and employees, from making any false or misleading statements with respect to the tender offer. The Complaint also seeks an award of Plaintiffs' costs in bringing the action as well as applicable attorneys' fees. Wegener filed an answer to this Complaint on May 15, 2003, and denied all of the substantive allegations of the Complaint. In its answer, Wegener also asserted counterclaims, alleging that the tender offer was illegal, and done in violation of ss. 14 of the Williams Act. Following the termination of Radyne's tender offer, this action was voluntarily dismissed.

          Radyne ComStream, Inc. and WC Acquisition Corporation Plaintiffs, v. Wegener Corporation, Robert A. Placek, Thomas G. Elliot, James H. Morgan, Jr., C. Troy Woodbury, Jr., Wendell Bailey and Joe K. Parks, Defendants, Civil Action No. 20279-NC

          On April 24, 2003, WC Acquisition Corporation and Radyne ComStream, Inc. commenced an action against Wegener, Robert A. Placek, Thomas G. Elliot, James H. Morgan, Jr., C. Troy Woodbury, Jr., Wendell Bailey and Joe K. Parks in the Court of Chancery for the State of Delaware in and for New Castle County. Each of the individuals named in the Complaint as Defendants are (or were) officers and/or directors of Wegener. Plaintiffs assert that they are entitled to relief against the individual defendants for breaches of their fiduciary duties. Plaintiffs assert that these individuals violated their duties by failing to approve the tender offer and proposed merger, and by failing to exempt the tender offer from Section 203 of the General Corporation Law of the State of Delaware. Plaintiffs further assert that these individuals violated their duties by failing to render inapplicable Article Eighth of Wegener's Certificate of Incorporation, and by adopting anti-takeover devices. The Plaintiffs seek a declaration that the individual defendants have breached their fiduciary duties. Plaintiffs also seek to have the Court compel the Defendants to approve the proposed acquisition, as well as enjoin the Defendants from applying Section 203 of the General Corporation Law of the State of Delaware and Article Eighth of Wegener's Certificate of Incorporation. The Plaintiffs further seek an injunction against Wegener, its agents and its employees, from adopting any other measure which could impede the acquisition or other attempts by the Plaintiffs to acquire Wegener, including bringing any action to enforce Section 203 or Article Eighth or adopting any additional anti-takeover devices. The Complaint also seeks an award of Plaintiffs' costs in bringing the action, as well as applicable attorneys' fees. Wegener filed an answer to this Complaint on May 19, 2003, and denied all of the substantive allegations of the Complaint. Following the termination of Radyne's tender offer, a stipulation of dismissal was filed, and an order of dismissal is expected to be entered in the near future.

          Jerry Leuch, Plaintiff, v. Robert A. Placek, Thomas G. Elliot, Joe K. Parks, C. Troy Woodbury, Jr., Wendell Bailey, Ned Mountain and Wegener Corporation, Civil Action No.20361-NC

          On June 20, 2003, Jerry Leuch commenced an action styled as a direct class action against Robert A. Placek, Thomas G. Elliot, Joe K. Parks,
          C. Troy Woodbury, Jr., Wendell Bailey, Ned Mountain and Wegener Corporation in the Court of Chancery of the State of Delaware, In and For New Castle County. The Plaintiff alleges that the individual defendants have violated their fiduciary duties due to him and other shareholders, the members of an alleged class of shareholders of Wegener Corporation. The relief Plaintiff seeks is as follows: an order that this action is properly styled as a class action; a declaration that the Defendants have breached their fiduciary duties; an injunction against the Defendants continuing their allegedly unlawful conduct; and a direction to the Defendants to account for the damages they have allegedly caused. The Complaint also seeks an award of Plaintiff's costs in bringing the action, as well as applicable attorneys' and experts' fees. The Defendants have not yet answered this complaint as the time to do so has not yet run, but will vigorously oppose this litigation. This complaint is substantively similar to a complaint which was commenced in Fulton County, Georgia and was subsequently voluntarily dismissed by the Plaintiff in that action.

ITEM 5.   OTHER INFORMATION


On February 19, 2003, the Company announced that it had expanded its board of directors and elected Wendell H. Bailey as a director. Mr. Bailey meets the definition of "independent director" under Nasdaq regulations, and has been elected to serve as a member of the audit committee of the board of directors. The Company's audit committee is currently comprised of Thomas G. Elliot, Joe K. Parks, and Wendell H. Bailey.

On April 28, 2003, James H. Morgan, Jr. resigned as a member of the Company's Board of Directors.

On May 16, 2003, Ned L. Mountain was elected to the Board of Directors as a Class III director, to fill the vacancy created by the resignation of Mr. Morgan. Mr. Mountain's term will expire in 2004. Mr. Mountain is Executive Vice President of WCI.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits:

          4.1 Loan and Security Agreement - Fifth Amendment dated June 27, 2003, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $5,000,000 combined revolving credit note and term note.

          99.1 Certification of Chief Executive Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Chief Financial Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

          Current Report on Form 8-K dated as of May 1, 2003, and filed May 6, 2003, disclosing Amended and Restated By-laws of Wegener Corporation (Exhibit 3.1) and Stockholder Rights Agreement dated as of May 1, 2003, between Wegener Corporation and Securities Transfer Corporation, as Rights Agent (Exhibit 4.1).

          Current Report on Form 8-K dated June 17, 2003, furnishing its press release regarding its results for the third fiscal quarter ended May 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WEGENER CORPORATION
                              ________________________
                              (Registrant)


Date:  July 9, 2003           By: /s/ Robert A. Placek
                                  ---------------------------------
                                    Robert A. Placek
                                    President
                                    (Principal Executive Officer)



Date:  July 9, 2003           By: /s/ C. Troy Woodbury, Jr.
                                  ---------------------------------
                                    C. Troy Woodbury, Jr.
                                    Treasurer and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)

       CERTIFICATION OF CHIEF EXECUTIVE OFFICER REGARDING PERIODIC REPORT
           CONTAINING FINANCIAL STATEMENTS PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Placek, the Chief Executive Officer of Wegener Corporation, certify that:

(1) I have reviewed this quarterly report on Form 10-Q for the quarter ended May 30, 2003 of Wegener Corporation;

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

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its ( consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to ( record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        Date: July 9, 2003

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

I, C. Troy Woodbury, Jr., the Chief Financial Officer of Wegener Corporation, certify that:

(1) I have reviewed this quarterly report on Form 10-Q for the period ended May 30, 2003 of Wegener Corporation;

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

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its ( consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to ( record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        Date: July 9, 2003

                                        /s/ C. Troy Woodbury, Jr.

                                        NAME:  C. TROY WOODBURY, JR.
                                        TITLE: TREASURER AND CHIEF FINANCIAL
                                               OFFICER