Form 10-K
period 2003-08-29
WEGENER CORP
filed 2003-11-26
CIK 715073

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
                                   ACT OF 1934
For the fiscal year ended August 29, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the transition period from________________________to _______________________

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                    YES                           NO  X
                        ---                          ---

     As of the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates was $10,628,519 based on the last sale price of the Common Stock as quoted on the NASDAQ Small-Cap Market on such date. (The officers and directors of the registrant, and owners of over 10% of the registrant's common stock, are considered affiliates for purposes of this calculation.)

     As of November 20, 2003, 12,398,551 shares of registrant's Common Stock were outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement pertaining to the January 20, 2004 Annual Meeting of Stockholders, only to the extent expressly so stated herein, are incorporated herein by reference into Part III.

================================================================================

                               WEGENER CORPORATION
                                    FORM 10-K
                           YEAR ENDED August 29, 2003
                                      INDEX

                                     PART I

                                                                            Page
Item 1.   Business.............................................................2

Item 2.   Properties..........................................................10

Item 3.   Legal Proceedings...................................................10

Item 4.   Submission of Matters to a Vote of Security.........................11

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.............................................................11

Item 6.   Selected Financial Data.............................................12

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................13

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk..........21

Item 8.   Financial Statements and Supplementary Data.........................22

Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosures................................43

Item 9A.  Controls and Procedures.............................................43

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................43

Item 11.  Executive Compensation..............................................43

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..........................43

Item 13.  Certain Relationships and Related Transactions......................43

Item 14.  Principal Accountant Fees and Services..............................43

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K.............................................44

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

     (c)  Narrative description of business.

     SERVING THE LARGEST NETWORKS AND BROADCASTERS. Wegener is an innovative company that develops proprietary as well as standards-based digital video, audio and data technology. These products constitute the Direct Broadcast Satellite (DBS) revenues of the Company. Wegener's technology serves some of the largest broadcasters in the industry, including FOX, NBC, ABC, MSNBC, Turner, ESPN and The Weather Channel, as well as some of the largest private networks in the world, including GE Medical Networks, Muzak LLC, Roberts Communications, Inc. and Autotote Systems, Inc., and Swedish companies ATG and TERACOM. Wegener's technology also serves the burgeoning high-definition television ("HDTV") market. For example, HDNet, a leader in high-definition broadcasting, selected Wegener's products for delivery of all its high-definition sports, entertainment and news networks.

     BROAD LINE OF SOLUTIONS. Wegener's solutions make customized regional and national broadcasting a reality. Wegener has developed state-of-the-art technology to store digital video broadcasts, mix them with other digital information and allow them to be replayed at any time. Wegener's family of products include the new iPUMP(R) Media Server, the MediaPlan(R) content management system, the COMPEL(R) Network Control System and UNITY(R) broadcast products, which enables broadcasters, cable operators, and service providers of all sizes to meet the challenge of cost-effectively implementing digital solutions that can grow from the delivery of basic broadcast to advanced service.

     MEETING MARKET DEMAND. Wegener believes that it provides the only complete, end-to-end solution available today for managing the creation, distribution, storage, and consumption of all forms of electronic media, including digital video, audio and data. Wegener's iPUMP(R), MediaPlan(R), and COMPEL(R) family of products give networks the ability to manage and distribute video combined with other content, such as Internet applications, which are technically superior and cost-effective. Management believes Wegener provides the only solution with this depth of functionality available from a single source.

     The demand for digital products is being driven by the high cost of satellite capacity and end-user demand for more targeted programming. Wegener's products were developed to meet these demands as the adoption of digital video broadcasting grows and enables broader technology applications, which allow networks to customize programming for end users. The markets Wegener serves include cable and broadcast television, radio networks, business television, distance education, business music and satellite paging.

     - PRIVATE NETWORK OPPORTUNITY. The iPUMP(R) Media Server is the first of Wegener's family of new products to address the growing needs of private networks. The iPUMP(R) family of product enables next-generation private networks to mix data with video to allow schools, companies and retailers, among others, to give their students, employees and customers, respectively, true multimedia functionality. The digital nature of the content permits searching, ordering and managing content in order to make customized programming available to a particular user or group of users, allowing them to stop, repeat and take their time viewing or learning the information.

     - HDTV AND CABLE OPPORTUNITY. Wegener developed the technology and equipment to launch one of the first new satellite networks devoted to distribution of high-definition signals to cable. Its technology processes digital signals for satellite transmission and places them on cable networks enabling consumers to watch programs on HDTV. Additionally, Wegener's sophisticated technology captures digital signals broadcast by TV stations for insertion and use on cable channels.

     PRODUCTS DEVELOPED WITH MAJOR CUSTOMERS. Wegener developed its suite of new products in conjunction with and at the request of its major customers, who needed a complete end-to-end content distribution system to accommodate the convergence of multiple media, including both live broadcast and video-on-demand ("VOD"), with Internet Protocol.

     THREE YEARS IN DEVELOPMENT. In 2000, Wegener announced and began developing the iPUMP(R) family of digital storage products to help its customers better utilize satellite bandwidth and digital broadcast signals to provide their end-users with true multimedia functionality. The first of these products will begin shipping during fiscal 2004. Wegener will continue to develop, launch and ship additional products within the iPUMP(R), MediaPlan(R), COMPEL(R), and UNITY(R) product families.

     SUPERIOR TECHNOLOGY. The importance of Wegener's new family of iPUMP(R) products lies in their ability to combine multiple types of media (video, audio, Internet), allow networks to store, manage and customize such media, then replay it live or on demand. Wegener's core technology allows networks to target and store this content digitally and allows users to access it at any time, not only when a broadcast is live. Wegener believes that its technolgy is the only end-to-end total solution for storing and effectively managing these networks and the digital content they distribute.

     DIGITAL CONVERSIONS. Throughout fiscal 2003 our customers continued to convert from analog to digital, and WCI continued to produce and develop digital compression and decompression products to aid them in the conversions. Wegener's digital products are in use worldwide. The demand for digital products is being driven by the high cost of satellite capacity and consumer demand for more channels. Satellite capacity is scarce due to pressures on both the supply and demand sides of the market. On the supply side, satellites are extremely expensive to build, launch, and maintain. The useful life of a satellite is limited by the amount of positioning fuel that can be carried. Also, the placement of satellites is regulated by the Federal Communications Commission
(FCC) and therefore the number of satellites within range of any given location is limited. On the demand side, the cost of receive hardware is being steadily reduced through advancing technology and high volume manufacturing efficiency. This is evidenced by the trend in both television and radio toward narrowcasting to well defined market segments as opposed to broadcasting to the general population. Digital compression technology allows a four to ten-fold, or more, increase in the throughput of a satellite channel. For the network, this compression represents an opportunity to reduce the cost of satellite use. For the satellite operator it represents an opportunity to increase the revenues generated by an expensive asset. The conversion of existing analog networks to digital technology is underway throughout the industries that WCI services. The slow economy over the last 2 years has caused the conversions to occur more slowly than expected. Typically the conversions are tied to expiration of satellite contracts, some of which are likely to expire over the next 36 months. Management believes the market as a whole has considerable built up demand for digital technology.

SIGNIFICANT FISCAL 2003 WCI ORDER AND REVENUE ACTIVITY:

     - BROADCAST TELEVISION MARKET. WCI's long-standing relationship with FOX Digital continued during fiscal 2003. The Company expects additional opportunities for its Unity digital receivers, as well as other products, in the broadcast television market during the next 24 months.

     - BROADCAST RADIO MARKET. Numerous small orders continue to provide revenue as Wegener equipment-based radio networks add affiliates. The Company remains active in the pursuit of new business opportunities in this market segment, but revenue potential during the next 24 months is uncertain.

     - CABLE TELEVISION MARKET. The Company continues to aggressively pursue business opportunities with major cable programmers where the advantages of the COMPEL network control system give us an edge over more established and larger competitors.

     - During fiscal 2003 the Company began shipping a new line of products designed to allow the economical addition of broadcast HDTV signals to cable television systems. This product line, the DTV700 series, provided an additional stream of revenue throughout fiscal 2003. Encouraged by market acceptance of the product line, WCI will expand the DTV series during fiscal 2004. An OEM agreement for the DTV product line with Scientific Atlanta was signed during fiscal 2003, which will continue through fiscal 2004.

     -    Sales  of  legacy  analog  equipment  to  cable  television  companies continue to decline as expected resulting from cable industry consolidation and conversions from analog to digital satellite transmission technology.

     - BUSINESS BROADCAST MARKET. During fiscal 2003, WCI continued to provide its products around the world to serve private networks such as the horse racing and business music industries. These networks utilize Wegener products' core strength in targeted programming. Additional revenue in this market segment is expected to continue for the foreseeable future.

     - Fiscal 2003 saw the continuation of WCI's shipments against the previously announced $30 million order to a major international private network operator. By the conclusion of the contract, the customer will have created the largest network of Wegener receivers deployed to date. Both the Company and the customer continue to view the contract as critical to their business plans. Shipments are expected to continue against this contract as specified throughout fiscal 2004 and beyond.

     - Extensive development has been devoted to new products for this market during fiscal 2003 including the iPump Media Server and the MediaPlan uplink control software. These products allow for commercial satellite network operators to send television programs over a satellite link for targeted playback in specific locations at specific times. Shipments of these products are expected to provide significant revenue to the Company for the foreseeable future. In addition, these products have wide ranging applications and revenue potential in all the markets served by the Company (broadcast television, broadcast radio, cable television, and business broadcasting).

     CUSTOMER SERVICE. WCI services the products that it sells. The Company warrants its products for a period of one year. There were no significant warranty claims outstanding as of August 29, 2003.

          (iii) Manufacturing and suppliers.

     During fiscal 2003 and fiscal 2002, the Company contracted with offshore manufacturers for a significant amount of its finished goods. The Company is currently working with three offshore manufacturers. Raw materials consist of passive electronic components, electronic circuit boards and fabricated sheet metal. WCI purchases approximately 20% of its raw materials directly from manufacturers and the other 80% are purchased from distributors. Passive and active components include parts such as resistors, integrated circuits and diodes. WCI uses approximately ten distributors and two contract manufacturers to supply its electronic components. WCI often uses a single contract manufacturer or subcontractor to supply a total sub-assembly or turnkey solution for higher volume products. Direct suppliers provide sheet metal, electronic circuit boards and other materials built to specifications. WCI maintains relationships with approximately 20 direct suppliers. Most of the Company's materials are available from a number of different suppliers; however, certain components used in existing and future products are currently available from a single or limited sources. Although the Company believes that all single-source components currently are available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future. Any disruption or termination of supply of certain single-source components could have an adverse effect on the Company's business and results of operations.

          (iv) Patents, trademarks, licenses, franchises and concessions held.

     The Company holds certain patents with respect to some of its products and markets its services and products under various trademarks and tradenames. Additionally, the Company licenses certain analog audio processing technology to several manufacturing companies which generated royalty revenues of approximately $141,000, $120,000, and $230,000 in fiscal 2003, 2002, and 2001, respectively. These royalty license agreements renew annually unless cancelled by the licensee on the expiration date. Although the Company believes that the patents and trademarks owned are of value, the Company believes that success in its industry will be dependent upon new product introductions, frequent product enhancements, and customer support and service. However, the Company intends to protect its rights when, in its view, these rights are infringed upon.

     During the second quarter of fiscal 2003, WCI entered into a license agreement with StarGuide Digital Networks, Inc., a Nevada Corporation. These limited licenses were granted to WCI under a number of StarGuide patents related to delivering IP data by satellite and store/forward audio. These licenses extend to and conclude upon the last to expire of any licensed patent. WCI has agreed to pay StarGuide a running royalty on certain of WCI's products. Management of the Company believes that these royalties will not have a material adverse effect on the Company's financial condition or results of operations.

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

     The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network, and data communications industries. Sales to Roberts Communications Network and Muzak
accounted for approximately 16.3% and 39.3% of revenues in fiscal 2003, respectively. Sales to Roberts Communications Network and Muzak and affiliates accounted for approximately 27.9% and 27.5% of revenues in fiscal 2002, respectively. Sales to FOX Digital and FOX Sports Net accounted for approximately 11.1% of revenues in fiscal 2002 and 34.7% of revenues in fiscal 2001. At August 29, 2003, two customers accounted for more than 10% of the Company's accounts receivable. At August 30, 2002, one customer accounted for more than 10% of the Company's accounts receivable. Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues. This trend is expected to continue in fiscal 2004. There can be no assurance that the loss of one or more of these customers would not have a material adverse effect on the Company's operations.

          (viii) Backlog of orders.

     The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within 18 months. The Company's eighteen month backlog was approximately $12,699,000 at August 29, 2003, $10,700,000 at August 30, 2002, and $19,057,000 at August 31, 2001. One customer accounted for 85.4% of the backlog at August 29, 2003. Reference is hereby made to the information contained in MD&A, which is incorporated herein by reference in response to this item. The total multi-year backlog at August 29, 2003 was approximately $24,470,000.

     Approximately $9,190,000 of the August 29, 2003 backlog is expected to ship during fiscal 2004. One customer accounted for 78.6% of the August 29, 2003 backlog scheduled to ship during fiscal 2004.

          (ix) Government contracts.

     Not applicable.

          (x)  Competitive Conditions.

     WCI competes both with companies that have substantially greater resources and with small-specialized companies. Competitive forces are generally predictable for each of the markets served by the Company. Through relationships with component and integrated solution providers, the Company has positioned itself to provide complete end-to-end digital video and audio systems to its customers.

Broadcast Television

     Competition in the market for the Company's broadcast television electronics products, including digital video equipment, is driven by features, timeliness, performance, and price. The Company's broadcast digital video products in production are competitively priced, with unique, desirable features. Due to the large number of potential end users, both small and large competitors continue to emerge. The Company believes it has positioned itself to capitalize on the market trends in this business through careful development of its product and market strategies, which have proven successful in increasing revenues from this sector. It must be emphasized that the overall market for professional satellite broadcast products is very specialized and somewhat limited. The Company's long term strategic relationships within the broadcast industry help assure that it will generally be exposed to whatever sales opportunities develop.

Cable Television

     In the cable television market the Company believes that the competitive position for many of its products is dominant. However, these products are competing with those of significant and well-established firms. WCI believes that it maintains a competitive advantage in the cable and broadcast video markets for advertising-supported networks through its ability to provide regionalized programming and control. The Company's success in this market will depend to a great extent on how much emphasis is placed on a network's desire to target advertising and other messages. Major networks remain to be converted from analog to digital and the Company continues to pursue opportunities where it perceives its products will provide value-added features over larger competitors. Legacy products for analog audio and network digital cue signals continue to provide revenue, but this revenue is projected to diminish substantially over the next 24 months due to increased growth in digital services.

Broadcast Radio Networks

     Competition for radio network products, including the Company's digital audio products, is very aggressive and pricing is very competitive. The Company believes that its continued success in all of its markets will depend on aggressive marketing and product development. This market is limited and new conversions to digital technology are not expected to bring significant revenue opportunities during the next 24 months due to remaining useful life of presently installed systems.

Business Broadcasting

     Competition in the business broadcasting market segment generally comes from smaller companies with unique products tailored to the needs of the customer. The Company feels that this market segment is one where it enjoys competitive advantages. Business music networks, for example, continue to rely on the Company's powerful network control and targeting capabilities to maximize every advertising dollar. New products such as the iPump digital media server will allow business broadcasting networks to benefit from satellite broadcasting technologies without requiring large amounts of satellite cost. Competition in this field is increasing, although still limited, and the Company expects to be among the industry key players.

          (xi) Research and development activities.

     The Company's research and development activities are designed to strengthen and broaden its existing products and systems and to develop new products and systems. A major portion of the fiscal 2003 research and development expenses were spent in the digital video product area. WCI's research and development expenses totaled $2,853,000 in fiscal 2003, $2,410,000 in fiscal 2002, and $2,689,000 in fiscal 2001. Additional information contained on pages 2-5 and in MD&A in this report is incorporated herein by reference in response to this item.

          (xii) Environmental Regulation.

     Federal, state and local pollution control requirements have had no material effect upon the capital expenditures, earnings or the competitive position of the Company.

          (xiii) Number of employees.

     As of August 29, 2003, the Company had 87 full time employees employed by the WCI manufacturing subsidiary and no employees employed by Wegener Corporation or Wegener Communications International, Inc. No employees are parties to a collective bargaining agreement and the Company believes that employee relations are good.

          (d)  Financial information about geographic areas.

     As described in Note 11 to the consolidated financial statements contained in this report is incorporated herein by reference in response to this item.

          (e)  Available information.

               Not applicable

     The Company's Web site is http://www.wegener.com

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, for purposes of section 401(b) of Regulation S-K, are as follows:

NAME AND BUSINESS EXPERIENCE             AGE                 OFFICE HELD

ROBERT A. PLACEK                          65            Chairman of the Board,
President and Chief Executive                           President and Chief
Officer of the Company since                            Executive Officer of
August 1987 and Director of                             the Company
the Company since July 1987.
Chairman of the Board since
1995. Chairman and Chief
Executive Officer and Director
of WCI since 1979. President
of WCI from October 1979 to
June 1998 and from March 2002
to present.

NED L. MOUNTAIN                           55            Executive Vice
Executive Vice President of                             President of WCI
WCI since March 2002 and
Director of the Company since
May 2003. Senior Vice
President of Business
Development of WCI 1996-2002.
Vice President European
Operations of WCI 1994-1995.
Numerous Sales and Marketing
positions 1981-1994. Corporate
Senior Engineer of UA-Columbia
Cablevision 1979-1981.

C. TROY WOODBURY, JR.                     56            Treasurer and Chief
Treasurer and Chief Financial                           Financial Officer of
Officer of the Company since                            the Company and WCI
June 1988 and Director since
1989. Treasurer and Chief
Financial Officer of WCI since
1992. Senior Vice President of
Finance of WCI since March
2002. Executive Vice President
of WCI from July 1995 to March
2002. Chief Operating Officer
of WCI from September 1992 to
June 1998. Group Controller
for Scientific-Atlanta, Inc.
from March 1975 to June 1988.

ITEM 2.   PROPERTIES

     The executive offices of the Company are located at 11350 Technology Circle, Duluth, Georgia 30097-1502. This 40,000 square foot facility, which is located on a 4.7 acre site, was purchased by WCI in February 1987. During August 1989, WCI purchased an additional 4.4 acres of adjacent property. WCI also leases a 21,000 square foot manufacturing facility in Alpharetta, Georgia under a five-year lease expiring during the second quarter of fiscal 2005. The annual rent is approximately $136,000 for the first three (3) years and $143,000 for the fourth and fifth years. WCI's 40,000 square foot facility and 4.4 acres of adjacent land are pledged as collateral under the Company's line of credit facility.

ITEM 3.   LEGAL PROCEEDINGS

RADYNE COMSTREAM INC. AND WC ACQUISITION CORPORATION, PLAINTIFFS, V. WEGENER CORPORATION, DEFENDANT, Civil Action No. 03-421-KAJ
On April 23, 2003, WC Acquisition Corporation, a wholly owned subsidiary of Radyne ComStream, Inc., commenced an all-cash, all-shares tender offer for all outstanding shares of Wegener Corporation (Wegener) common stock not already owned by WC Acquisition Corporation. Wegener's Board of Directors appointed an Independent Committee to investigate the offer, and after reviewing the Independent Committee's recommendation, Wegener's Board issued a press release which reflected their findings that the offer was priced too low and therefore tendering shares was not in the best interest of Wegener's shareholders. On April 24, 2003, Radyne ComStream, Inc. and WC Acquisition Corporation filed a complaint in the U.S. District Court for the District of Delaware against Wegener arising out of this tender offer. The Plaintiffs requested that the Court enter a declaratory judgment that the public disclosures and documents filed with the Securities and Exchange Commission by the Plaintiffs, in connection with the tender offer, fully comply with all applicable laws. The Plaintiffs also sought an injunction against Wegener, as well as against its agents and employees, from making any false or misleading statements with respect to the tender offer and an award of Plaintiffs' costs and attorneys' fees. Wegener filed an answer to this Complaint on May 15, 2003, and denied all of the substantive allegations of the Complaint. In its answer, Wegener also asserted counterclaims, alleging that the tender offer was illegal, and done in violation of ss. 14 of the Williams Act. On June 27, 2003, the Plaintiffs dismissed this lawsuit.

RADYNE COMSTREAM, INC. AND WC ACQUISITION CORPORATION PLAINTIFFS, V. WEGENER CORPORATION, ROBERT A. PLACEK, THOMAS G. ELLIOT, JAMES H. MORGAN, JR., C. TROY WOODBURY, JR., WENDELL BAILEY AND JOE K. PARKS, DEFENDANTS, Civil Action No. 20279-NC
On April 24, 2003, WC Acquisition Corporation and Radyne ComStream, Inc. commenced an action against Wegener, Robert A. Placek, Thomas G. Elliot, James
H. Morgan, Jr., C. Troy Woodbury, Jr., Wendell Bailey and Joe K. Parks in the Court of Chancery for the State of Delaware in and for New Castle County. Each of the individuals named in the Complaint as Defendants are (or were) officers and/or directors of Wegener. Plaintiffs asserted that these individuals violated their fiduciary duties by failing to approve the tender offer and proposed merger, by failing to exempt the tender offer from Section 203 of the General Corporation Law of the State of Delaware, by failing to render inapplicable Article Eighth of Wegener's Certificate of Incorporation, and by adopting anti-takeover devices. Plaintiffs sought to have the Court compel the Defendants to approve the proposed acquisition, enjoin the Defendants from applying Section 203 of the General Corporation Law of the State of Delaware and Article Eighth of Wegener's Certificate of Incorporation, and enjoin Wegener, its agents and its employees, from adopting any other measure which could impede the acquisition or other attempts by the Plaintiffs to acquire Wegener. The Complaint also sought an award of Plaintiffs' costs and attorneys' fees. Wegener filed an answer to this Complaint on May 19, 2003, and denied all of the substantive allegations of the Complaint. On June 26, 2003, this lawsuit was dismissed.

JERRY LEUCH, PLAINTIFF, V. ROBERT A. PLACEK, THOMAS G. ELLIOT, JOE K. PARKS, C. TROY WOODBURY, JR., WENDELL BAILEY, NED MOUNTAIN AND WEGENER CORPORATION, Civil Action No.20361-NC
On June 20, 2003, Jerry Leuch commenced an action styled as a direct class action and a derivative action against Robert A. Placek, Thomas G. Elliot, Joe
K. Parks, C. Troy Woodbury, Jr., Wendell Bailey, Ned Mountain and Wegener Corporation in the Court of Chancery of the State of Delaware, In and For New Castle County. The Plaintiff alleges that the individual defendants violated their fiduciary duties due to him and other shareholders, the members of the alleged class, as well as Wegener. The relief Plaintiff seeks is as follows: a declaration that the Defendants must consider and evaluate all bona fide offers to purchase all of the outstanding shares of Wegener consistent with their fiduciary duties; a declaration that this action is properly styled as a class action; an injunction against proceeding with any business combination which benefited the individual defendants and an injunction requiring that any conflicts of interest be resolved in favor of the Wegener shareholders; and a declaration removing the anti-takeover measures enacted by Wegener's Board of Directors. The Complaint also seeks an award of Plaintiff's costs and attorneys' and other fees. An answer has been filed by Wegener, denying all substantive allegations in the complaint. Management does not believe that the ultimate outcome of this litigation will have a material adverse effect on its financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                     PART II

ITEM 5.   MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
          MATTERS

     The Company's Common Stock is traded on the NASDAQ Small-Cap Market (NASDAQ symbol: WGNR). As of November 20, 2003, there were approximately 377* holders of record of Common Stock. *(This number does not reflect beneficial ownership of shares held in nominee name).

     The quarterly ranges of high and low sale prices for fiscal 2003 and 2002 were as follows:

                                  FISCAL 2003               Fiscal 2002
                              -------------------       -------------------
                               HIGH          LOW         High          Low
     First Quarter            $ 1.07       $  .60       $ 1.32       $  .50
     Second Quarter             1.10          .69         1.25          .80
     Third Quarter              1.72          .73         1.70          .81
     Fourth Quarter             2.49         1.29         1.47          .90

     The Company has not paid any cash dividends on its Common Stock. For the foreseeable future, the Company's Board of Directors does not intend to pay cash dividends, but rather plans to retain earnings to support the Company's operations and growth. Furthermore, the Company is prohibited from paying dividends in accordance with its bank loan agreement, as more fully described in MD&A and in Note 7 to the consolidated financial statements contained in this report.

     The following table summarizes information as of August 29, 2003 regarding the Company's common stock reserved for issuance under the Company's equity compensation plans.

                                                                    Number of
                                                                   Securities
                                                                    Remaining
                                                                  Available for
                                     Number of       Weighted-   Future Issuance
                                     Securities       Average    Under the Plans
                                    to be Issued     Exercise      (Excluding
                                   Upon Exercise     Price of      Securities
                                   of Outstanding   Outstanding   Reflected in
                                      Options         Options      Column (a)
   Plan Category                        (a)             (b)            (c)
--------------------------------------------------------------------------------
Equity Compensation Plans
   Approved by Security
   Holders                           1,228,425         $1.39         972,575
Equity Compensation Plans
   Not Approved by Security
   Holders(1)                          100,000         $5.63              --
--------------------------------------------------------------------------------
Total                                1,328,425         $1.71         972,575
================================================================================

(1) Represents a compensation arrangement pursuant to an agreement with a third party to provide a national financial relations program for the Company, which agreement terminated in fiscal 2001.

ITEM 6.   SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                    (in thousands, except per share amounts)

                                                                Year ended
-------------------------------------------------------------------------------------------------------
                                    AUGUST 29,    August 30,    August 31,   September 1,  September 3,
                                       2003          2002          2001          2000          1999
-------------------------------------------------------------------------------------------------------
Revenue                             $   20,133    $   23,459    $   20,333    $   22,894    $   25,259

Operating income (loss)                   (240)        1,311        (3,100)       (5,469)          132

Net earnings (loss)                         88           808        (1,976)       (3,329)          213

Net earnings (loss) per share
   Basic                            $       (a)   $      .07    $     (.17)   $     (.28)   $      .02
   Diluted                          $       (a)   $      .07    $     (.17)   $     (.28)   $      .02

Cash dividends paid per share (1)           --            --            --            --            --
-------------------------------------------------------------------------------------------------------

Total assets                        $   18,168    $   18,700    $   18,660    $   24,147    $   24,954

Long-term obligations inclusive
   of current maturities                     4            10            55           578         1,205
=======================================================================================================

(a)  Less than $.01 per share

(1) The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. Additionally, the Company's line of credit precludes the payment of dividends.

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

     The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI manufactures products for transmission of audio, data and video via satellite.

     The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal years 2003, 2002, and 2001 contained 52 weeks. All references herein to 2003, 2002, and 2001, refer to the fiscal years ending August 29, 2003, August 30, 2002, and August 31, 2001, respectively.

RESULTS OF OPERATIONS

     Net earnings for the year ended August 29, 2003, were $88,000 or less than $0.01 per diluted share, compared to net earnings of $808,000 or $0.07 per diluted share for the year ended August 30, 2002, and a net loss of $(1,976,000) or $(0.17) per diluted share for the year ended August 31, 2001. Net earnings in fiscal 2003 included after tax charges of $623,000, related to legal and professional fees incurred in defending the Company against an unsolicited hostile takeover attempt by Radyne ComStream, Inc. and related litigation.

     Revenues for fiscal 2003 decreased $3,326,000 or 14.2% to $20,133,000 from $23,459,000 in fiscal 2002. Direct Broadcast Satellite (DBS) revenues (including service revenues) in fiscal 2003 decreased $3,664,000 or 16.4% to $18,722,000 from $22,386,000 in fiscal 2002. Telecom and Custom Product revenues increased $338,000 or 31.5% in fiscal 2003 to $1,411,000 from $1,073,000 in fiscal 2002.
The decrease in DBS revenues in fiscal 2003 was primarily a result of a lower backlog of orders at the beginning of fiscal 2003 compared to the beginning of fiscal 2002. Revenues and order backlog are subject to the timing of significant orders from customers, and as a result revenue levels may fluctuate on a quarterly and yearly basis. Revenues were adversely impacted by delayed purchasing decisions in the digital satellite transmission market and delayed product introductions by the Company. Fiscal 2002 revenues included shipments of network equipment to Roberts Communications to provide television coverage of horseracing to off-track betting venues throughout the United States and shipments of digital receivers to FOX Digital and FOX Sports Net for their broadcast and cable television networks. Revenues to these two customers decreased approximately $5,563,000 in fiscal 2003 compared to fiscal 2002. Decreases in revenues were partially offset by approximately $494,000 of earned deposits which are not expected to recur in future reporting periods. The Telecom and Custom Products Group revenue increase in fiscal 2003 was primarily due to an increase in orders from a distributor to provide commercial insertion equipment to a cable television operator.

     Revenues for fiscal 2002 increased $3,126,000 or 15.4% to $23,459,000 from $20,333,000 in fiscal 2001. Direct Broadcast Satellite (DBS) revenues (including service revenues) in fiscal 2002 increased $3,833,000 or 20.7% to $22,386,000 from $18,553,000 in fiscal 2001. Telecom and Custom Product revenues decreased $707,000 or 39.7% in fiscal 2002 to $1,073,000 from $1,780,000 in fiscal 2001.
The increase in DBS revenues in fiscal 2002 was a result of a high backlog of orders at the beginning of fiscal 2002 compared to the beginning of fiscal 2001. Shipments of network equipment, which initially began in the first quarter of fiscal 2002, were completed to Roberts

Communications to provide television coverage of horseracing to off-track betting venues throughout the United States. In accordance with a multi-year contract to provide programming to network subscribers, revenue was recognized on digital receivers beginning initially in the fourth quarter of fiscal 2001 and continued throughout fiscal 2002. Additionally, during fiscal 2002, shipments of digital receivers were completed to FOX Digital and FOX Sports Net for their broadcast and cable television networks. The Telecom and Custom Product Group revenue decrease in fiscal 2002 was primarily due to lower levels of shipments of cable television headend products to distributors as a result of a slowdown in purchases by the major cable television operators which were impacted by overcapacity and tightened credit availability in the telecom industry.

     WCI's backlog of orders scheduled to ship within 18 months was $12,699,000 at August 29, 2003, compared to $10,700,000 at August 30, 2002, and $19,057,000 at August 31, 2001. The total multi-year backlog at August 29, 2003, was approximately $24,470,000. The Company's backlog has been impacted by a slowdown in capital spending, delays by customers in expanding existing networks, and the delayed timing of new product introductions by the Company. Approximately $9,190,000 of the August 29, 2003, backlog is expected to ship during fiscal 2004. One customer accounted for 85.4% of the Company's backlog at August 29, 2003 and for 78.6% of the backlog expected to ship during fiscal 2004. Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues and that trend is expected to continue. (See note 11 to the consolidated financial statements, Segment Information and Significant Customers.) Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, the Company expects future revenue levels to fluctuate from quarter to quarter. It is anticipated that revenues for the first quarter of fiscal 2004 will decrease compared to the fourth quarter of fiscal 2003 and will result in an operating loss for the period. Although no assurances may be given, the Company believes it will record sufficient new orders in fiscal 2004 to achieve fiscal year profitability and increased revenues compared to fiscal 2003, although there can be fluctuations in quarter to quarter operating results due to the timing of orders received.

     International sales are generated through a direct sales organization and through foreign distributors. International sales were $839,000 or 4.2% of revenues compared to $1,473,000 or 6.3% of revenues in fiscal 2002, and $2,794,000 or 13.7% of revenues in fiscal 2001. International shipments are generally project specific and revenues, therefore, are subject to variations from year to year based on the timing of customer orders. All international sales are denominated in U.S. dollars. Additional financial information on
geographic  areas  is  provided  in  Note  11  of  the  consolidated   financial
statements.

     Gross profit as a percent of sales was 37.3% in fiscal 2003 compared to 33.3% in fiscal 2002, and 21.3% in fiscal 2001. Gross profit margin dollars decreased $312,000 or 4.0% to $7,510,000 in fiscal 2003 from $7,822,000 in fiscal 2002. Fiscal 2001 gross profit margin dollars amounted to $4,334,000. The increase in margin percentages in fiscal 2003 was mainly due to a product mix with lower variable cost components and lower inventory reserve provisions. The decrease in margin dollars in fiscal 2003 compared to fiscal 2002 was mainly due to lower revenues during the period. Profit margins in fiscal 2003 included inventory reserve charges of $75,000 compared to $800,000 in fiscal 2002. The decrease in inventory reserve charges in fiscal 2003 from 2002 was a result of improved material planning controls and efforts to reduce inventory levels. Significant reserves were made in fiscal 2002 for slow-moving and obsolete inventories. Gross profit margins were favorably impacted in fiscal 2002 by lower unit fixed costs due to the increase in sales volumes, cost reduction programs and lower manufacturing costs of certain DBS products.

     Selling, general, and administrative (SG&A) expenses increased $797,000 or 19.4% to $4,898,000 in fiscal 2003 from $4,101,000 in fiscal 2002. As a percentage of revenues, SG&A expenses were 24.3% of revenues in fiscal 2003 and 17.5% in fiscal 2002. SG&A expenses in fiscal 2003 included $974,000 in corporate legal and professional fees related to defending the Company against an unsolicited hostile takeover attempt by Radyne ComStream, Inc. and related litigation. These expenses were offset by decreases in certain expenses of $177,000, primarily depreciation, bad debt provisions and outside sales agent commissions, which were offset by higher legal fees of WCI.

     SG&A expenses decreased $644,000 or 13.6% to $4,101,000 in fiscal 2002 from $4,745,000 in fiscal 2001. As a percentage of revenues, SG&A expenses were 17.5% of revenues in fiscal 2002 and 23.3% in fiscal 2001.

During the fourth quarter of fiscal 2001, tax reimbursement features were removed from common stock options. As a result, SG&A expenses in fiscal 2002 were not subject to variable stock option compensation adjustments compared to a benefit of $488,000 in fiscal 2001. Excluding this benefit, SG&A decreased $1,132,000 or 21.6% in fiscal 2002 compared to fiscal 2001. SG&A reductions in fiscal 2002 were mainly due to personnel reductions, lower sales incentive commissions as a result of a decrease in fiscal 2002 orders and cost reduction efforts in discretionary spending items. The dollar decrease of expenses in fiscal 2002 compared to fiscal 2001 includes decreases in 1) compensation expense of $710,000, 2) travel expenses of $171,000, and 3) trade show and advertising expenses of $138,000.

     General corporate expenses included in SG&A expense were approximately $1,568,000, $510,000, and $658,000, in fiscal 2003, 2002 and 2001, respectively.
The increase in fiscal 2003 corporate expenses was primarily due to the $974,000 in legal and professional fees related to defending the Company against an unsolicited takeover attempt by Radyne ComStream, Inc.

     Research and development expenditures, including capitalized software development costs, were $4,230,000 or 21.0% of revenues in fiscal 2003, $2,983,000 or 12.7% of revenues in fiscal 2002, and $3,073,000 or 15.1% of revenues in fiscal 2001. The increases in expenditures in fiscal 2003 compared to fiscal 2002 were due to increases in engineering consulting costs, prototype parts expenses, and personnel costs primarily related to the development of iPump Media Server, Unity 4600 digital receiver, and the DTV series 700 products. The decrease in expenditures in fiscal 2002 compared to fiscal 2001 was primarily due to decreases in labor and overhead costs which were offset by higher engineering consulting costs. Software development costs totaling $1,377,000, $573,000, and $384,000 were capitalized during fiscal 2003, 2002 and
2001, respectively. The increases in capitalized software costs during fiscal 2003 compared to 2002 are due to increased expenditures on COMPEL network control software, the iPump Media Server and DTV series 700 products. Research and development expenses, excluding capitalized software development costs, were $2,853,000 or 14.2% of revenues in fiscal 2003, $2,410,000 or 10.3% of revenues in fiscal 2002, and $2,689,000 or 13.2% of revenues in fiscal 2001. The Company expects fiscal 2004 research and development expenditures to approximate fiscal 2003 levels as it continues to develop and enhance DBS products.

     Interest expense was $69,000 in fiscal 2003 compared to $64,000 in fiscal 2002 and $60,000 in fiscal 2001. Interest expense in fiscal 2003 was principally associated with letters of credit commitments and bank float charges on lockbox collections. The increases during fiscal 2003 and 2002 were due primarily to an increase in the average outstanding letter of credit commitment balances. The Company believes that interest expense in fiscal 2004 will approximate fiscal 2003 expense.

     Interest income was $57,000 in fiscal 2003 compared to $33,000 in fiscal 2002 and $71,000 in fiscal 2001. The increase in fiscal 2003 compared to fiscal 2002 was mainly due to higher average outstanding balances of cash and cash equivalents. The decrease in fiscal 2002 compared to fiscal 2001 was mainly due to lower investment yields. Interest income is expected to decrease in fiscal 2004 due to expected lower average outstanding balances of cash and cash equivalents.

     Fiscal 2003 income tax benefit of $340,000 was comprised of a current state income tax benefit of $50,000 and deferred federal and state tax benefits of $85,000 and $205,000, respectively. The fiscal 2003 state income tax benefits were favorably impacted primarily by state income tax credits of $199,000 related to Georgia retraining credits. Net deferred tax assets increased $290,000 to $3,138,000 at August 29, 2003. The increase was principally due to state income tax credits of $199,000 and increases in net operating loss carryforwards. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. At August 29, 2003, the Company had a federal net operating loss carryforward of $2,900,000, which expires beginning fiscal 2020 through 2023. Additionally, the Company had general business and foreign tax credit carryforwards of $98,000 expiring fiscal 2004 , an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced. Fiscal 2002 income tax expense of $473,000 was comprised of a current federal income tax benefit of $114,000 from receipt of alternative minimum tax refunds as a result of federal income tax law changes and deferred federal and state income tax expenses of $549,000 and $38,000, respectively. Net deferred tax assets decreased $587,000 to $2,848,000 at August 30, 2002 from $3,435,000 at August 31, 2001. The decrease was principally due to current period utilization of net operating loss carryforwards and refunds of alternative minimum tax credits. Fiscal 2001 income tax benefit was comprised of a deferred federal and state tax benefit of $1,049,000 and $63,000, respectively. A reconciliation of the Company's effective income tax rate as compared to the statutory U.S. income tax rate is provided in Note 8 of the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of the Company's financial condition and results of operations and require management's most subjective or difficult judgements. These policies are as follows:

REVENUE RECOGNITION - The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as published by the staff of the Securities and Exchange Commission. Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. The Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the year ended August 29, 2003, revenues to one customer in the amount of $3,049,000 were recorded prior to delivery as bill and hold transactions. At August 29, 2003, accounts receivable for these revenues amounted to $1,395,000 and were paid in full subsequent to August 29, 2003.

These policies require management, at the time of the transaction, to assess whether the amounts due are fixed or determinable, collection is reasonably assured and no future performance obligations exist. These assessments are based on the terms of the agreement with the customer, past history and creditworthiness of the customer. If management determines that collection is not reasonably assured or future performance obligations exist, revenue recognition is deferred until these conditions are satisfied.

The Company's principal sources of revenues are from the sales of various satellite communications equipment. Imbedded in the Company's products is internally developed software of varying applications. Historically, the Company has not sold or marketed its software separately or otherwise licensed its software apart from the related communications equipment. Should the Company begin to market or sell software whereby it is more than an incidental component of the hardware, the Company will recognize software license revenue in accordance with SOP No. 97-2, "Software Revenue Recognition" as amended by SOP No. 98-9, "Software Revenue Recognition, with Respect to Certain Transactions".

INVENTORY RESERVES - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes inventory reserve provisions based on a review of inventory quantities on hand, estimated sales forecasts, new products being developed and technology changes to properly reflect inventory value. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices which could require additional inventory reserve provisions. At August 29, 2003, inventories, net of reserve provisions, amounted to $2,143,000.

CAPITALIZED SOFTWARE COSTS - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives which could result in additional amortization expense or write-offs. At August 29, 2003, capitalized software costs, net of accumulated amortization, amounted to $1,304,000.

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

At August 29, 2003, deferred tax assets amounted to $3,138,000, of which $1,043,000 relates to net operating loss carryforwards which expire in fiscal 2020 through 2023, $98,000 of general business and foreign tax credits expiring fiscal 2004 and state tax credits of $199,000 expiring fiscal 2009.

ACCOUNTS RECEIVABLE VALUATION - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At August 29, 2003, accounts receivable net of allowances for doubtful accounts amounted to $3,560,000.

LIQUIDITY AND CAPITAL RESOURCES

     At August 29, 2003, the Company's primary sources of liquidity were cash and cash equivalents of $4,213,000 and a $5,000,000 bank loan facility. Cash and cash equivalents decreased $905,000 in fiscal 2003.

     Cash provided by operating activities in fiscal 2003 was $1,792,000 compared to $3,986,000 in fiscal 2002. Cash used by operating activities in fiscal 2001 was $1,265,000. Fiscal 2003 net earnings adjusted for non-cash expenses provided cash of $1,498,000 while changes in inventories provided cash of $1,703,000. Changes in accounts receivable, accounts payable, accrued expenses and customer deposits used cash of $1,409,000.

     Cash used by investing activities was $2,673,000 in fiscal 2003 compared to $720,000 in fiscal 2002 and $860,000 in fiscal 2001. In fiscal 2003, investing activities used cash of $584,000 for property and equipment expenditures, $1,377,000 for capitalized software additions and $711,000 for license agreement expenditures and legal expenses related to the filing of applications for various patents and trademarks. Property and equipment expenditures were for planned additions of principally manufacturing and engineering test equipment. Fiscal 2004 expenditures for investing activities are expected to approximate fiscal 2003 levels.

     Cash used by financing activities was $24,000 in fiscal 2003, $75,000 in fiscal 2002, and $551,000 in fiscal 2001. In fiscal 2003, financing activities used cash of $6,000 for scheduled repayments of long-term obligations, $50,000 for debt issuance costs and provided $32,000 of cash from the exercise of stock options. At August 29, 2003, scheduled fiscal 2004 debt repayments are approximately $4,000.

     Net accounts receivable increased $522,000 to $3,560,000 at August 29, 2003, from $3,038,000 at August 30, 2002, compared to $1,706,000 at August 31,
2001. The increase in fiscal 2003 was primarily due to early collection on account from a major customer in the fourth quarter of fiscal 2002. The allowance for doubtful accounts was $355,000 at August 29, 2003, $352,000 at August 30, 2002 and $305,000 at August 31, 2001. Write-offs in fiscal 2003 were $27,000 and $108,000 in fiscal 2002. Net recoveries in fiscal 2001 were $19,000. Increases to the allowance and charges to general and administrative expense were $30,000 in fiscal 2003, $155,000 in fiscal 2002 and $120,000 in fiscal
2001.

     Inventory before reserves decreased $2,068,000 to $5,633,000 at August 29, 2003, from $7,701,000 at August 30, 2002. The decrease was primarily due to management efforts to lower inventory levels in line with backlog, sales forecasts and the timing of new products being developed. During fiscal 2003, inventory reserves were increased by provisions charged to cost of sales of $75,000. The increase in the provision was to provide additional reserves for 1) slower-moving analog products, 2) excess digital audio inventories, and 3) potentially slow-moving inventories of earlier generations of other digital products. These products continue to sell but at reduced quantities. During fiscal 2002, inventory reserves were increased by provisions charged to cost of sales of $800,000 and $1,325,000 in fiscal 2001. Inventory reserves were decreased by write-offs of $365,000 in fiscal 2003 and $1,176,000 in fiscal 2002. During fiscal 2003, 2002 and 2001 decreases in inventories provided cash of $1,703,000, $2,765,000, and $1,296,000, respectively.

     WCI's bank loan facility provides a maximum available credit limit of $5,000,000 with sublimits as defined. The amended loan facility matures on June 30, 2004, or upon demand and requires an annual facility fee of 1% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank's prime rate (4.00% at August 29, 2003).

     The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. At August 29, 2003, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. Additionally, at August 29, 2003, approximately $2,530,000, net of outstanding letters of credit in the amount of $2,172,000, was available to borrow under the advance formulas of the revolving line of credit.

     The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2003, retain certain key employees, limit expenditures of Wegener Corporation to $1,400,000 in fiscal 2003 and $600,000 per fiscal year thereafter, maintain certain financial ratios, and is precluded from paying dividends. At August 29, 2003, the Company was in compliance with all loan facility covenants. The Company believes that the amended loan facility along with cash and cash equivalent balances will be sufficient to support operations through fiscal 2004. While no assurances may be given, WCI believes, upon maturity, the existing loan facility will be renewed on substantially similar terms.

     During the second quarter of fiscal 2003, the Company entered into two manufacturing and purchasing agreements for certain finished goods inventories. The agreements committed the Company to purchase $2,116,000 over an eighteen-month period, beginning in the third quarter of fiscal 2003. At August 29, 2003, outstanding purchase commitments under these agreements amount to $2,049,000. In addition, the Company maintains a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,261,000 at August 29, 2003. Pursuant to the above agreements, at August 29, 2003, the Company had outstanding letters of credit in the amount of $2,172,000.

     The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. Additionally, the Company's line of credit precludes the payment of dividends.

     A summary of the Company's long-term contractual obligations as of August 29, 2003 consisted of:

                                          Payments Due by Period
                           ----------------------------------------------------
Contractual Obligations       Total       One Year     2 -3 Years    4 -5 Years
-----------------------    ----------    ----------    ----------    ----------
Debt                       $    4,000    $    4,000    $       --    $       --
Operating leases              346,000       224,000       118,000         4,000
Purchase commitments        3,310,000     3,310,000            --            --
                           ----------    ----------    ----------    ----------
Total                      $3,660,000    $3,538,000    $  118,000    $    4,000
                           ==========    ==========    ==========    ==========

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial position and results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The disclosure requirements shall be effective for financial reports for interim periods beginning after December 15, 2002. The Company adopted the disclosure portion of this statement for the fiscal quarter ended May 30, 2003. The adoption did not have any impact on the Company's consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7, 2003 the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FSAB. Management believes that the adoption of this statement will not have a significant impact on the financial position, results of operations or cash flows of the Company.

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

     WCI competes with companies that have substantially greater resources and a larger number of products, as well as with small specialized companies. Through relationships with technology partners and original equipment manufacturer (OEM) suppliers, the Company has positioned itself to provide end-to-end solutions to its customers. Competition in the market for the Company's MPEG-2 broadcast television electronics products, including digital video equipment, is driven by timeliness, performance and price. The Company's broadcast digital video products in production are competitively priced, with unique, desirable features. The COMPEL Network Control System meets customer needs by providing regionalization of receiver control and spot advertisement. Due to the large number of potential end users, both small and large competitors continue to emerge. The Company believes it has positioned itself to capitalize on the market trends in this business through careful development of its product and market strategies, which have proven successful in increasing revenues from this sector. In the cable television market the Company believes that the competitive position for many of its products is strong. However, the UNITY product family competes with significant and established firms. Other products for cable television include proprietary cueing and network control devices. Competition for radio network products, including the Company's digital audio products, is very aggressive and pricing is very competitive. The Company believes that its continued success in all of its markets will depend on aggressive marketing and product development.

     The demand for digital products is being driven by the high cost of satellite capacity and increasing demand for video and multi-media content. The digital conversion of major networks is expected to continue, but it remains difficult to predict the precise timing and number of customers converting to digital. Management believes the market as a whole has considerable built-up demand for digital technology. Although no assurances can be given, the Company expects to directly benefit from this increase in demand. There may be fluctuations in the Company's revenues and operating results from quarter to quarter due to several factors, including the timing of significant orders from customers and the timing of new product introductions by the Company.

     The Company has invested a significant amount of financial resources to acquire certain raw materials, to incur direct labor and to contract to have specific outplant procedures performed on inventory in process. The Company purchased this inventory based upon previously known backlog and anticipated future sales given existing knowledge of the marketplace. The Company's inventory reserve of $3,490,000 at August 29, 2003, is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that might occur should the Company's sales efforts not be successful.

     Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues, and that trend is expected to continue throughout fiscal 2003 and beyond. Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, future revenues may fluctuate from quarter to quarter. One customer accounted for 85.4% of the backlog at August 29, 2003 and for 78.6% of the backlog scheduled to ship during fiscal 2004.

     The Company's gross margin percentage is subject to variations based on the product mix sold in any period and on sales volumes. Start-up costs associated with new product introductions could adversely impact costs and future margins. The Company is very focused on controlling both direct and indirect manufacturing costs and other operating expenses. These costs will be adjusted as necessary if revenues do not increase as planned. Management believes that digital compression technology may be profitably employed to create increased demand for its satellite receiving equipment if those products are manufactured in a high volume, standardized production environment.

     Certain raw materials, video sub-components and licensed video processing technologies used in existing and future products are currently available from single or limited sources. Although the Company believes that all single-source components are currently available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future. Any disruption or termination of supply of certain single-source components or technologies could have a material adverse effect on the Company's business and results of operations.

     The Company has made significant investments in capitalized software principally related to digital audio and video products. At August 29, 2003, capitalized software costs were $1,304,000. These costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives.

     The industry in which the Company operates is subject to rapid technological advances and frequent product introductions. The Company expects to remain committed to research and development expenditures as required to compete effectively and maintain pace with the rapid technological changes in the communications industry and to support innovative engineering and design in its future products.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at August 29, 2003, subject to variable interest rate fluctuations.

     At August 29, 2003, cash equivalents consisted of bank commercial paper in the amount of $1,850,000 and variable rate municipals in the amount of $2,000,000. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

     The Company does not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page

Report of Independent Certified Public Accountants............................23

Consolidated Statements of Operations
   Years ended August 29, 2003, August 30, 2002, and August 31, 2001..........24

Consolidated Balance Sheets
   As of August 29, 2003 and August 30, 2002..................................25

Consolidated Statements of Shareholders' Equity
   Years ended August 29, 2003, August 30, 2002, and August 31, 2001..........26

Consolidated Statements of Cash Flows
   Years ended August 29, 2003, August 30, 2002, and August 31, 2001..........27

Notes to Consolidated Financial Statements....................................28

Consolidated Supporting Schedules Filed:

Schedule II-Valuation and Qualifying Accounts
   Years ended August 29, 2003, August 30, 2002, and August 31, 2001..........46

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


/s/ C. Troy Woodbury, Jr.

C. Troy Woodbury, Jr.
Treasurer and Chief Financial Officer


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of Wegener Corporation
Duluth, Georgia

     We have audited the accompanying consolidated balance sheets of Wegener Corporation and subsidiaries as of August 29, 2003, and August 30, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of three years in the period ended August 29, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wegener Corporation and subsidiaries as of August 29, 2003, and August 30, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 29, 2003 in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ BDO Seidman, LLP

Atlanta, Georgia                        BDO Seidman, LLP
November 14, 2003

Wegener Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Year ended
                                                     ---------------------------------------------
                                                       AUGUST 29,      August 30,      August 31,
                                                          2003            2002            2001
--------------------------------------------------------------------------------------------------
Revenue                                              $ 20,133,180    $ 23,458,923    $ 20,332,899
--------------------------------------------------------------------------------------------------

Operating costs and expenses
   Cost of products sold                               12,622,799      15,636,657      15,998,989
    (including non-cash equity related charges of
    $11,688, $31,256, and $37,294, respectively)
   Selling, general and administrative                  4,897,864       4,101,062       4,744,913
    (including non-cash equity related charges
    (benefits) of $17,360, $58,807,and $(365,641),
    respectively)
   Research and development                             2,852,573       2,409,949       2,688,844
    (including non-cash equity related charges of
    $27,872, $68,006, and $75,688, respectively)
--------------------------------------------------------------------------------------------------

Operating costs and expenses                           20,373,236      22,147,668      23,432,746
--------------------------------------------------------------------------------------------------

Operating income (loss)                                  (240,056)      1,311,255      (3,099,847)
   Interest expense                                       (69,165)        (64,061)        (59,929)
   Interest income                                         56,980          33,386          71,475
--------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                      (252,241)      1,280,580      (3,088,301)

Income tax expense (benefit)                             (340,000)        473,000      (1,112,000)
--------------------------------------------------------------------------------------------------

Net earnings (loss)                                  $     87,759    $    807,580    $ (1,976,301)
==================================================================================================

Net earnings (loss) per share
   Basic                                             $         (a)   $        .07    $       (.17)
   Diluted                                           $         (a)   $        .07    $       (.17)
==================================================================================================

Shares used in per share calculation
   Basic                                               12,328,571      12,160,865      11,943,048
   Diluted                                             12,479,866      12,229,240      11,943,048
==================================================================================================

(a)  Less than $.01 per share

          See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                    AUGUST 29,      August 30,
                                                       2003            2002
--------------------------------------------------------------------------------
ASSETS

Current
   Cash and cash equivalents                       $  4,213,252    $  5,117,756
   Accounts receivable                                3,560,127       3,037,762
   Inventories                                        2,142,835       3,920,673
   Deferred income taxes                              2,109,000       2,225,000
   Other                                                143,397          90,066
--------------------------------------------------------------------------------

      Total current assets                           12,168,611      14,391,257

Property and equipment, net                           2,913,551       2,995,332
Capitalized software costs, net                       1,304,416         641,710
Deferred income taxes                                 1,029,000         623,000
Other assets                                            752,003          48,556
--------------------------------------------------------------------------------

                                                   $ 18,167,581    $ 18,699,855
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                $  1,195,034    $  1,424,101
   Accrued expenses                                   1,432,749       1,409,369
   Customer deposits                                    254,667         777,023
   Current maturities of long-term obligations            4,320           6,120
--------------------------------------------------------------------------------

      Total current liabilities                       2,886,770       3,616,613

Long-term obligations, less current maturities               --           4,294
--------------------------------------------------------------------------------

      Total liabilities                               2,886,770       3,620,907
--------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
   Common stock, $.01 par value; 20,000,000
    shares authorized; 12,381,251 and
    12,314,575 shares respectively, issued
    and outstanding                                     123,813         123,146
   Additional paid-in capital                        19,471,069      19,513,977
   Deficit                                           (4,314,071)     (4,401,830)
   Less treasury stock, at cost; 0 and 72,977
    shares, respectively                                     --        (156,345)
--------------------------------------------------------------------------------

Total shareholders' equity                           15,280,811      15,078,948
--------------------------------------------------------------------------------
                                                   $ 18,167,581    $ 18,699,855
================================================================================

          See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             Common Stock            Additional      Retained             Treasury Stock
                                             ------------             Paid-in        Earnings             --------------
                                         Shares        Amount         Capital        (Deficit)         Shares         Amount
--------------------------------------------------------------------------------------------------------------------------------
BALANCE at September 1, 2000           12,314,575   $    123,146   $ 20,324,568    $ (3,233,109)        481,471    $ (1,037,507)

   Treasury stock reissued through
    401(k) plan                                --             --       (271,567)             --        (211,883)        459,945
   Value of stock options granted
    for services                               --             --         47,093              --              --              --
   Value of stock
    option compensation                        --             --       (348,400)             --              --              --
   Net loss for the year                       --             --             --      (1,976,301)             --              --
--------------------------------------------------------------------------------------------------------------------------------

BALANCE at August 31, 2001             12,314,575   $    123,146   $ 19,751,694    $ (5,209,410)        269,588    $   (577,562)

   Treasury stock reissued through
    stock options and 401(k) plan              --             --       (237,717)             --        (196,611)        421,217
   Net earnings for the year                   --             --             --         807,580              --              --
--------------------------------------------------------------------------------------------------------------------------------

BALANCE at August 30, 2002             12,314,575   $    123,146   $ 19,513,977    $ (4,401,830)         72,977    $   (156,345)

   Issuance of shares through
    stock options and 401(k) plan          66,676            667        (42,908)             --         (72,977)        156,345
   Net earnings for the year                   --             --             --          87,759              --              --
--------------------------------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 29, 2003             12,381,251   $    123,813   $ 19,471,069    $ (4,314,071)             --    $         --
================================================================================================================================

          See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year ended
                                                      ---------------------------------------------
                                                       AUGUST 29,      August 30,      August 31,
                                                          2003            2002            2001
---------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES
   Net earnings (loss)                                $     87,759    $    807,580    $ (1,976,301)
   Adjustments to reconcile net earnings (loss) to
    cash provided by operating activities
      Depreciation and amortization                      1,513,179       1,692,485       1,769,984
      Issuance of treasury stock for
       benefit plan                                         82,409         158,119         188,378
      Non-cash stock option
       compensation                                             --              --        (488,130)
      Other non-cash expenses                                   --              --          47,093
      Provision for bad debts                               30,000         155,000         120,000
      Provision for inventory reserves                      75,000         800,000       1,325,000
      Provision (benefit) for deferred income taxes       (290,000)        587,000      (1,112,000)
      Changes in assets and liabilities
         Accounts receivable                              (552,365)     (2,116,342)      2,914,407
         Inventories                                     1,702,838       2,765,210       1,295,893
         Other assets                                      (53,331)         44,029         (85,480)
         Accounts payable and accrued expenses            (280,687)       (870,935)     (1,470,597)
         Customer deposits                                (522,356)        (36,102)     (1,263,236)
---------------------------------------------------------------------------------------------------
                                                         1,792,446       3,986,044       1,265,011
---------------------------------------------------------------------------------------------------

CASH USED FOR INVESTMENT ACTIVITIES
   Property and equipment expenditures                    (584,245)       (147,478)       (476,176)
   Capitalized software additions                       (1,377,359)       (572,718)       (384,068)
   License agreements, patents, and trademark
    expenditures                                          (710,947)             --              --
---------------------------------------------------------------------------------------------------
                                                        (2,672,551)       (720,196)       (860,244)
---------------------------------------------------------------------------------------------------

CASH USED FOR FINANCING ACTIVITIES
   Repayment of long-term debt and capitalized
    lease obligations                                       (6,094)        (44,660)       (541,511)
   Proceeds from long-term debt                                 --              --          18,114
   Loan facility fees                                      (50,000)        (55,536)        (27,500)
   Proceeds from stock options exercised                    31,695          25,381              --
---------------------------------------------------------------------------------------------------
                                                           (24,399)        (74,815)       (550,897)
---------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents          (904,504)      3,191,033        (146,130)
Cash and cash equivalents, beginning of year             5,117,756       1,926,723       2,072,853
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                $  4,213,252    $  5,117,756    $  1,926,723
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

FISCAL YEAR. The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal 2003, 2002, and 2001 each contained 52 weeks. All references herein to 2003, 2002, and 2001 relate to the fiscal years ended August 29, 2003, August 30, 2002, and August 31, 2001, respectively.

CASH EQUIVALENTS. Cash equivalents consist of highly liquid investments with original maturities of three months or less. At August 29, 2003, cash equivalents consisted of bank commercial paper in the amount of $1,850,000, and variable rate municipals in the amount of $2,000,000. At August 30, 2002, cash equivalents consisted of bank commercial paper in the amount of $2,900,000 and variable rate municipals in the amount of $2,000,000.

INVENTORIES. Inventories are stated at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value.

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

OTHER ASSETS. Other assets consist primarily of technology licenses, patents, trademarks, and loan facility fees. Costs of license agreements are amortized on a straight-line basis over their estimated useful lives. Legal expenses related to the filing of patent and trademark applications are capitalized. Upon issuance these costs will also be amortized on a straight-line basis over the lesser of the legal life or their estimated useful lives. Annual loan facility fees are amortized equally over twelve months.

REVENUE RECOGNITION. The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements," as published by the staff of the Securities and Exchange Commission. Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. The Company has recognized revenue in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the period ended August 29, 2003, revenues to one customer in the amount of $3,049,000 were recorded prior to delivery as bill and hold transactions. At August 29, 2003, accounts receivable for these revenues amounted to $1,395,000 and were paid in full subsequent to August 29, 2003.

The policies require management, at the time of the transaction, to assess whether the amounts due are fixed or determinable, collection is reasonably assured, and no future performance obligations exist. These assessments are based on the terms of the agreement with the customer, past history and creditworthiness of the customer. If

Wegener Corporation and Subsidiaries

management determines that collection is not reasonably assured or future performance obligations exist, revenue recognition is deferred until these conditions are satisfied.

The Company's principal sources of revenues are from the sales of various satellite communications equipment. Imbedded in the Company's products is internally developed software of varying applications. Historically, the Company has not sold or marketed its software separately or otherwise licensed its software apart from the related communications equipment. Should the Company begin to market or sell software whereby it is more than an incidental component of the hardware, the Company will recognize software license revenue in accordance with SOP No. 97-2, "Software Revenue Recognition" as amended by SOP No. 98-9, "Software Revenue Recognition, with Respect to Certain Transactions".

In accordance with EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company included all shipping and handling billings to customers in revenues, and freight costs incurred for product shipments have been included in cost of products sold.

RESEARCH AND DEVELOPMENT/CAPITALIZED SOFTWARE COSTS. The Company expenses research and development costs, including expenditures related to development of the Company's software products that do not qualify for capitalization. Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives. Software development costs capitalized during fiscal 2003, 2002, and 2001, totaled $1,377,000, $573,000, and $384,000, respectively. Amortization expense, included in cost of goods sold, was $715,000, $826,000, and $698,000 for the same periods, respectively. Capitalized software costs, net of accumulated amortization, were $1,304,000 at August 29, 2003, and $642,000 at August 30, 2002. Accumulated amortization amounted to $5,270,000 at August 29, 2003, and $4,555,000 at August 30, 2002.

LONG-LIVED ASSETS. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

STOCK BASED COMPENSATION. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," but applies Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table includes disclosures required by SFAS No. 123, as amended by SFAS No. 148, and illustrates the effect on net earnings (loss) and net earnings
(loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

Wegener Corporation and Subsidiaries

                                                    Year ended
--------------------------------------------------------------------------------
                                    AUGUST 29,      August 30,      August 31,
                                       2003            2002            2001
--------------------------------------------------------------------------------
Net earnings (loss)
   As Reported                     $     87,759    $    807,580    $ (1,976,301)
   Add:
      Compensation cost
      included in reported
      net earnings (loss)                    --              --             --
   Deduct:
      Compensation cost
      using the fair value
      method, net of tax                (53,519)       (122,984)      (178,239)
--------------------------------------------------------------------------------
   Pro Forma                       $     34,240    $    684,596    $ (2,154,540)
================================================================================
Earnings (loss) per share
   As Reported
      Basic                        $        (a)    $        .07    $       (.17)
      Diluted                               (a)             .07            (.17)
   Pro Forma
      Basic                                 (a)             .06            (.18)
      Diluted                               (a)             .06            (.18)
================================================================================

(a)  Less than $.01 per share

The fair  value of each  option  was  estimated  on the date of grant  using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions:

                                                    Year ended
--------------------------------------------------------------------------------
                                    AUGUST 29,      August 30,      August 31,
                                       2003            2002            2001
--------------------------------------------------------------------------------
Risk free interest rate               4.75%           5.00%           5.00%
Expected term                        3 years         3 years         3 years
Volatility                              90%             75%             80%
Expected annual dividends              none            none            none

The weighted average fair value of options granted was as follows:

                                                    Year ended
--------------------------------------------------------------------------------
                                    AUGUST 29,      August 30,      August 31,
                                       2003            2002            2001
--------------------------------------------------------------------------------
Per share option value             $        .86    $        .47    $        .34
Aggregate total                    $     46,530    $    256,706    $      2,040
================================================================================

INCOME TAXES. Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes. Deferred tax assets or liabilities are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income
(loss) and for tax credit and loss carryforwards based on enacted tax laws and rates. Valuation allowances are established to reduce deferred tax assets to amounts that the Company expects are more likely than not realizable.

EARNINGS PER SHARE. Basic and diluted net earnings (loss) per share were computed in accordance with SFAS No. 128, "Earnings per Share." Basic net earnings per share are computed by dividing net earnings available to

Wegener Corporation and Subsidiaries

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

The following tables represent required disclosure of the reconciliation of the earnings and shares of the basic and diluted net earnings (loss) per share computations:

                                                     Year ended
                                     -------------------------------------------
                                      AUGUST 29,     August 30,     August 31,
                                         2003          2002            2001
                                     -------------------------------------------
BASIC
   Net earnings (loss)               $     87,759   $    807,580   $ (1,976,301)
                                     -------------------------------------------
   Weighted average shares
    outstanding                        12,328,571     12,160,865     11,943,048
                                     -------------------------------------------
   Net earnings (loss) per share     $        (a)   $        .07   $       (.17)
                                     ===========================================
DILUTED
   Net earnings (loss)               $     87,759   $    807,580   $ (1,976,301)
                                     -------------------------------------------
   Weighted average shares
    outstanding                        12,328,571     12,160,865     11,943,048

   Effect of dilutive potential
    common shares:
      Stock options                       151,295         68,375             --
                                     -------------------------------------------
   Total                               12,479,866     12,229,240     11,943,048
                                     -------------------------------------------
   Net earnings (loss) per share     $        (a)   $        .07   $       (.17)
                                     ===========================================

(a)  Less than $.01 per share

Stock options excluded from the diluted earnings (loss) per share calculation due to their anti-dilutive effect are as follows:

                                                   Year ended
                               -------------------------------------------------
                                 AUGUST 29,        August 30,       August 31,
                                    2003              2002             2001
                               -------------------------------------------------
Common stock options:
   Number of shares                796,050           882,550         1,034,050
   Range of exercise prices    $1.41 to $5.63    $1.41 to $5.63    $.63 to $5.63
                               =================================================

FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and long and short-term borrowings. The fair value of these instruments approximates their recorded value. The Company does not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of August 29, 2003.

Financial instruments that potentially subject the Company to concentrations of market/credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company invests cash through a high credit-quality financial institution. A concentration of credit risk may exist with respect to trade receivables, as a substantial portion of the Company's customers are affiliated with the cable television, business broadcast and telecommunications industries. The Company performs ongoing credit evaluations of customers worldwide and

Wegener Corporation and Subsidiaries

generally does not require collateral from its customers. Management reviews its accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed the receivable is written off against the allowance. Based on management's best estimate it believes the Company's allowance for doubtful accounts is adequate as presented. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The disclosure requirements shall be effective for financial reports for interim periods beginning after December 15, 2002. The Company adopted the disclosure portion of this statement for the fiscal quarter ended May 30, 2003. The adoption did not have any impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7,2003 the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FSAB. Management believes that the adoption of this statement will not have a significant impact on the financial position, results of operations or cash flows of the Company.

RECLASSIFICATIONS. Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

Wegener Corporation and Subsidiaries

2.   ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

                                                    AUGUST 29,      August 30,
                                                       2003            2002
--------------------------------------------------------------------------------
     Accounts receivable - trade                   $  3,838,644    $  3,314,046
     Other receivables                                   76,143          75,308
--------------------------------------------------------------------------------
                                                      3,914,787       3,389,354

     Less allowance for doubtful accounts              (354,660)       (351,592)
--------------------------------------------------------------------------------

                                                   $  3,560,127    $  3,037,762
================================================================================

3.   INVENTORIES

Inventories are summarized as follows:

                                                    AUGUST 29,      August 30,
                                                       2003            2002
--------------------------------------------------------------------------------
     Raw materials                                 $  2,347,542    $  2,917,924
     Work-in-process                                    951,078       1,639,620
     Finished goods                                   2,334,578       3,143,736
--------------------------------------------------------------------------------
                                                      5,633,198       7,701,280

     Less inventory reserves                         (3,490,363)     (3,780,607)
--------------------------------------------------------------------------------

                                                   $  2,142,835    $  3,920,673
================================================================================

The Company has invested a significant amount of financial resources to acquire certain raw materials, to incur direct labor and to contract to have specific outplant procedures performed on certain inventory in process. The Company purchased this inventory based upon prior backlog and anticipated future sales based upon existing knowledge of the marketplace. The Company's inventory reserve of approximately $3,490,000 at August 29, 2003, is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should the Company's sales efforts not be successful.

4.   PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

                                      Estimated
                                     Useful Lives   AUGUST 29,      August 30,
                                       (Years)         2003            2002
--------------------------------------------------------------------------------
     Land                                 --       $    707,210    $    707,210
     Buildings and improvements         3-30          3,746,690       3,742,790
     Machinery and equipment             3-5          8,952,095       8,398,260
     Furniture and fixtures                5            514,915         513,316
     Application software                3-5            737,090         734,590
--------------------------------------------------------------------------------
                                                     14,658,000      14,096,166

     Less accumulated depreciation
        and amortization                            (11,744,449)    (11,100,834)
--------------------------------------------------------------------------------

                                                    $ 2,913,551     $ 2,995,332
================================================================================

Depreciation expense for fiscal 2003, 2002, and 2001, totaled approximately $666,000, $816,000, and $1,000,000, respectively. Assets recorded under a capital lease included in property and equipment at August 29, 2003 and August 30, 2002, are machinery and equipment of approximately $613,000 and accumulated amortization of approximately $613,000.

Wegener Corporation and Subsidiaries

5.   OTHER ASSETS

Other assets consisted of the following:

                                                 AUGUST 29, 2003
--------------------------------------------------------------------------------
                                                   ACCUMULATED
                                       COST        AMORTIZATION         NET
--------------------------------------------------------------------------------
License agreements                 $    570,000    $    (82,500)   $    487,500
Patents                                 174,369              --         174,369
Trademarks                               41,578              --          41,578
Loan facility fees                       50,000          (8,333)         41,667
Other                                     6,889              --           6,889
--------------------------------------------------------------------------------
                                   $    842,836    $    (90,833)   $    752,003
================================================================================

                                                 August 30, 2002
--------------------------------------------------------------------------------
                                                   Accumulated
                                       Cost        Amortization         Net
--------------------------------------------------------------------------------
Loan facility fees                 $     50,000    $     (8,333)   $     41,667
Other                                     6,889              --           6,889
--------------------------------------------------------------------------------
                                   $     56,889    $     (8,333)   $     48,556
================================================================================

Amortization expense of other assets amounted to $133,000, $50,000, and $52,000 for fiscal years 2003, 2002, and 2001, respectively.

The Company conducts an on-going review of its intellectual property rights and potential trademarks. During fiscal 2003, the Company incurred $174,000 and $42,000 of legal expenses related to filing of applications for various patents and trademarks, respectively. Upon issuance, these costs will be amortized over their estimated useful lives. License agreements are amortized over their estimated useful life of five years. Loan facility fees are amortized over twelve months.

6.   ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                     AUGUST 29,     August 30,
                                                        2003           2002
--------------------------------------------------------------------------------
Compensation                                        $    570,977   $    527,688
Royalties                                                261,639        235,444
Warranty                                                  65,651         96,136
Taxes and insurance                                       41,503        194,074
Commissions                                              168,832        139,399
Professional fees                                        245,129        127,176
Other                                                     79,018         89,452
--------------------------------------------------------------------------------
                                                    $  1,432,749   $  1,409,369
================================================================================

7.   FINANCING AGREEMENTS

REVOLVING LINE OF CREDIT AND TERM LOAN FACILITY

WCI's bank loan facility provides a maximum available credit limit of $5,000,000 with sublimits as defined. The loan facility matures on June 30, 2004, or upon demand and requires an annual facility fee of 1% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank's prime rate (4.00% at August 29, 2003).

Wegener Corporation and Subsidiaries

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. The loan is secured by a first lien on substantially all of WCI's assets and guaranteed by Wegener Corporation. At August 29, 2003, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. Additionally, at August 29, 2003, approximately $2,530,000 net of outstanding letters of credit in the amount of $2,172,000 was available to borrow in accordance with the revolving line of credit advance formulas.

The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2003, retain certain key employees, limit expenditures of Wegener Corporation to $1,400,000 in fiscal 2003 and $600,000 per fiscal year thereafter, maintain certain financial ratios, and is precluded from paying dividends. At August 29, 2003, the Company was in compliance with all loan facility covenants. The Company believes that the loan facility along with cash and cash equivalent balances will be sufficient to support operations through fiscal 2004. While no assurances may be given, WCI believes, upon maturity, the existing loan facility will be renewed on substantially similar terms.

8.   INCOME TAXES

The provision for income tax expense (benefit) consists of the following:

                                                    Year ended
--------------------------------------------------------------------------------
                                    AUGUST 29,      August 30,      August 31,
                                       2003            2002            2001
--------------------------------------------------------------------------------
Current
   Federal                         $         --    $   (114,000)   $         --
   State                                (50,000)             --              --
--------------------------------------------------------------------------------
                                        (50,000)       (114,000)             --
--------------------------------------------------------------------------------
Deferred
   Federal                              (85,000)        549,000      (1,049,000)
   State                               (205,000)         38,000         (63,000)
--------------------------------------------------------------------------------
                                       (290,000)        587,000      (1,112,000)
--------------------------------------------------------------------------------
Total                              $   (340,000)   $    473,000    $ (1,112,000)
================================================================================

The effective income tax rate differs from the U.S. federal statutory rate as follows:

                                                    Year ended
--------------------------------------------------------------------------------
                                    AUGUST 29,      August 30,      August 31,
                                       2003            2002            2001
--------------------------------------------------------------------------------
Statutory U.S. income tax rate       (34.0)%           34.0%         (34.0)%
State taxes, net of federal
   benefits                          (99.8)             1.9           (1.3)
Non-deductible expenses                1.6               .7             .3
Other, net                            (2.6)              .3           (1.0)
--------------------------------------------------------------------------------
Effective income tax rate           (134.8)%           36.9%         (36.0)%
================================================================================

Wegener Corporation and Subsidiaries

Deferred tax assets and liabilities that arise as a result of temporary differences are as follows:

                                                    AUGUST 29,      August 30,
                                                       2003            2002
--------------------------------------------------------------------------------
Deferred tax assets (liabilities):
   Accounts receivable and inventory reserves      $  1,957,000    $  2,057,000
   Accrued expenses                                     179,000         208,000
   Net operating loss carryforwards                   1,043,000         561,000
   Credit carryforwards                                 297,000          98,000
   AMT credit carryovers                                138,000         138,000
   Depreciation                                         121,000         143,000
   Capitalized software costs                          (496,000)       (244,000)
   Other                                               (101,000)       (113,000)
--------------------------------------------------------------------------------
Net deferred tax asset                             $  3,138,000    $  2,848,000
================================================================================
Consolidated balance sheet classifications:
   Current deferred tax asset                      $  2,109,000    $  2,225,000
   Noncurrent deferred tax asset                      1,029,000         623,000
--------------------------------------------------------------------------------
   Net deferred tax asset                          $  3,138,000    $  2,848,000
================================================================================

Net deferred tax assets increased $290,000 to $3,138,000 at August 29, 2003. The increase was principally due to state income tax credits of $199,000 and increases in net operating loss carryforwards. Net deferred tax assets decreased $587,000 to $2,848,000 at August 30, 2002. The decrease was principally due to decreases in net operating loss carryforwards and receipt of tax refunds of $114,000 as a result of federal income tax law changes. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of further taxable income during the carryforward period are reduced.

At August 29, 2003, the Company had a federal net operating loss carryforward of $2,900,000, which expires beginning fiscal 2020 through 2023. Additionally, the Company had general business and foreign tax credit carryforwards of $98,000 expiring fiscal 2004, an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009.

9.   COMMON STOCK AND STOCK OPTIONS.

1998 INCENTIVE PLAN. On February 26, 1998, the stockholders approved the 1998 Incentive Plan (the "1998 Plan"). The Plan provides for awards of up to an aggregate of 2,000,000 shares of common stock which may be represented by (i) incentive or non-qualified stock options, (ii) stock appreciation rights (tandem and free-standing), (iii) restricted stock, (iv) deferred stock, or (v) performance units entitling the holder, upon satisfaction of certain performance criteria, to awards of common stock or cash. In addition, the 1998 Plan provides for loans and supplemental cash payments to persons participating in the Plan in connection with awards granted. Eligible participants include officers and other key employees, non-employee directors, consultants and advisors of the Company. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights may be not less than 100% of the fair market value on the date of grant or, in the case of an option granted to a 10% or greater stockholder, not less than 110% of the fair market value on the date of grant. The exercise price for any other option and stock appreciation rights shall be at least 75% of the fair market value on the date of grant. The exercise period for non-qualified stock options may not exceed ten years and one day from the date of the grant, and the expiration period for incentive stock options or stock appreciation rights shall not exceed ten years from the date of the grant (five years for a 10% or greater stockholder). The 1998 plan contains an automatic option grant program to non-employee members of the Board of Directors. Such members will each be granted an option to purchase 3,000 shares of common stock on the last day of each December on which regular trading occurs on the NASDAQ Stock Market, at an exercise price equal to the fair market value of such stock on the date of grant. Such options will be exercisable during the period of ten years and one day from the date of grant of the option. The automatic grants in fiscal 2003 and 2002 were suspended; however, on January 21, 2003 and January 22, 2002, non-

Wegener Corporation and Subsidiaries

employee directors were granted options to purchase 9,000 shares at an exercise price of $1.09 and 40,900 shares at an exercise price of $1.00, respectively. The effective date of the 1998 plan is January 1, 1998 and the plan has a ten-year term. During fiscal 2003, options for 54,000 shares of common stock were granted to outside directors and employees pursuant to employment agreements at exercise prices ranging from $ .91 to $2.09. Additionally, options for 7,500 shares were forfeited and options for 23,000 shares were exercised at $ .84 and $1.47. During fiscal 2002, options for 552,375 shares of common stock were granted at exercise prices ranging from $ .60 to $1.03. Additionally, options for 25,000 shares were forfeited and options for 22,000 shares were exercised at prices ranging from $ .60 to $ .67. During fiscal 2001, options for 6,000 shares of common stock were granted at an exercise price of $ .63 and options for 148,000 shares were forfeited. At August 29, 2003, options for 972,575 shares of common stock were available for future issuance.

1989 DIRECTORS' INCENTIVE PLAN. On January 9, 1990, the stockholders approved the Wegener Corporation 1989 Directors' Incentive Plan permitting certain participating directors of the Company to be eligible to receive incentive awards consisting of common stock of the Company, performance units or stock appreciation rights payable in stock or cash, or non-qualified stock options to purchase such stock, or any combination of the foregoing, together with supplemental cash payments. During the second quarter of fiscal 1995, the Company amended the 1989 Directors' Stock Option Plan to increase the aggregate number of shares of common stock that may be awarded from 100,000 to 300,000 shares; to remove the ineligibility provision for certain directors; and to grant annually to each non-employee director, options to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of such stock on the date of grant. The exercise price per share for non-qualified stock options or stock appreciation rights shall not be less than 85% of fair market value on the date the award is made or not more than nine trading days immediately preceding such date. The expiration period for a non-qualified stock option shall be ten years and one day from the date of the grant. The expiration period for stock appreciation rights, including any extension, shall not exceed ten years from the date of grant. This plan terminated and expired effective December 1, 1999. During fiscal 2003, options for 16,500 shares were exercised at $ .75. At August 29, 2003, options for 265,000 shares of common stock remained outstanding under the 1989 Directors' Incentive Plan.

1988 INCENTIVE PLAN. On January 10, 1989, the stockholders approved the 1988 Incentive Plan providing to key employees other than directors of the Company, incentive awards consisting of common stock, performance units or stock appreciation rights payable in stock or cash, incentive or non-qualified stock options to purchase stock, or any combination of the above, together with supplemental cash payments. The aggregate number of shares issuable under the 1988 plan is 750,000 common shares. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights will be equal to 100% of the fair market value or, in the case of an option granted to a 10% or greater stockholder, l10% of the fair market value. The exercise price for any other option and stock appreciation rights shall be at least 85% of the fair market value on the date the option is granted. The exercise period for non-qualified stock options shall be ten years and one day from the date of the grant, and the expiration period for incentive stock options or stock appreciation rights shall not exceed ten years from the date of the grant. During fiscal 2003, options for 114,000 shares of common stock were forfeited. During fiscal 2002, options for 7,500 shares of common stock were exercised at $1.44 and options for 96,500 shares were forfeited. During fiscal 2001, options for 12,750 shares of common stock were forfeited. This plan terminated and expired December 1, 1998. At August 29, 2003, no options for shares of common stock remained outstanding under the 1988 Incentive Plan.

Wegener Corporation and Subsidiaries

A summary of stock option transactions for the above plans follows:

                                                                    Weighted
                                    Number        Range of           Average
                                  of Shares    Exercise Prices   Exercise Price
--------------------------------------------------------------------------------
Outstanding at
    September 1, 2000             1,188,800     $ .75 - 5.63           $2.35
       Granted                        6,000              .63             .63
       Exercised                         --               --              --
       Forfeited or cancelled      (160,750)     1.41 - 5.63            4.25
================================================================================
Outstanding at
    August 31, 2001               1,034,050     $ .75 - 5.63           $2.04
       Granted                      552,375       .60 - 1.03             .90
       Exercised                    (29,500)      .60 - 1.44             .86
       Forfeited or cancelled      (121,500)     1.44 - 2.31            1.56
================================================================================
Outstanding at
    August 30, 2002               1,435,425      $.63 - 5.63           $1.67
       Granted                       54,000       .91 - 2.09            1.65
       Exercised                    (39,500)      .75 -  .84             .80
       Forfeited or cancelled      (121,500)     1.41 - 2.31            1.47
================================================================================
OUTSTANDING AT
    AUGUST 29, 2003               1,328,425     $ .63 - 5.63           $1.71
AVAILABLE FOR ISSUE AT
    AUGUST 29, 2003                 972,575               --              --
================================================================================
Options exercisable at
    AUGUST 29, 2003               1,293,425     $ .63 - 5.63           $1.70
    August 30, 2002               1,135,425     $ .75 - 5.63           $1.89
================================================================================

The weighted average remaining contractual life of options outstanding at August 29, 2003, was 3.9 years.

During fiscal 2001, options for 402,500 shares of common stock at a weighted average exercise price of $1.54 were deemed to be variable stock options. These options required the recognition of compensation expense based on the difference between the exercise price and the fair market value of the stock at the end of a reporting period. For the year ended August 31, 2001, a non-cash compensation benefit of $488,000 was included in SG&A expenses. During the fourth quarter of fiscal 2001, tax reimbursement features were removed from common stock options. As a result, fiscal 2002 SG&A expenses were not subject to variable stock option compensation adjustments.

On January 25, 2000, the Company entered into an agreement with RCG Capital Markets Group, Inc. to provide a national financial relations program. The agreement was for an 18 month period and provided for a monthly fee of $6,000 and stock options for 200,000 shares of Wegener Corporation common stock exercisable for a period of five years from the date of grant at $5.625 per share. Options for 100,000 shares vested upon execution of the agreement with the remaining options for 100,000 shares vesting upon completion of agreed upon performance criteria. In accordance with EITF Issue No. 96-18 and SFAS No. 123, these options were measured on January 25, 2000, for fair value using the Black-Scholes option pricing model. The fair value of the options amounted to $445,000 and was amortized to expense over the 18 month term of the agreement. The options for 100,000 shares of common stock related to performance criteria were forfeited July 25, 2001, upon expiration of the agreement. Since the stated performance criteria were not met, none of the underlying options were deemed vested and earned. As such, the fair value of the forfeited options amounting to $222,000 was credited to SG&A expenses at the date of forfeiture. For the year ended August 31, 2001, a net charge of $47,000 was included in SG&A expenses. At August 29, 2003, options for 100,000 shares were vested and outstanding. Pursuant to the agreement, the Company has granted certain registration rights to RCG covering the shares underlying the options.

10.  EMPLOYEE BENEFIT PLANS

WCI has a profit-sharing plan covering substantially all employees. Amounts to be contributed to the plan each year are determined at the discretion of the Board of Directors subject to legal limitations. No contributions were declared for fiscal years 2003, 2002 and 2001.

Wegener Corporation and Subsidiaries

Eligible WCI employees are permitted to make contributions, up to certain regulatory limits, to the plan on a tax deferred basis under Section 401(k) of the Internal Revenue Code. The plan provides for a minimum company matching contribution on a quarterly basis at the rate of 25% of employee contributions with a quarterly discretionary match. During fiscal years 2003, 2002 and 2001, an additional discretionary matching contribution of 25% of employee contributions was made for all quarters. All matching contributions are in the form of Company stock or cash at the discretion of the Company's Board of Directors. During the first five months of fiscal 2003, matching contributions were made in the form of Company stock with the remainder of the fiscal year's contributions made in the form of cash. Fiscal 2003 matching contributions of $189,000 consisted of $132,000 in the form of cash and $57,000 in the form of Company stock. Matching Company contributions of $158,000 in fiscal 2002 and $188,000 in fiscal 2001 were in the form of common stock.

11.  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on these standards the Company has determined that it operates in a single operating segment: the manufacture and sale of satellite communications equipment.

In this single operating segment the Company has three sources of revenues as follows:

                                                    Year ended
                                     -------------------------------------------
                                      AUGUST 29,     August 30,     August 31,
                                         2003           2002           2001
--------------------------------------------------------------------------------
Direct Broadcast Satellite           $ 18,152,647   $ 21,932,974   $ 18,038,738
Telecom and Custom Products             1,411,493      1,073,345      1,779,988
Service                                   569,040        452,604        514,173
--------------------------------------------------------------------------------
                                     $ 20,133,180   $ 23,458,923   $ 20,332,899
================================================================================

Revenues by geographic areas are as follows:

                                                    Year ended
                                     -------------------------------------------
                                      AUGUST 29,     August 30,     August 31,
                                         2003           2002           2001
--------------------------------------------------------------------------------
Geographic Area
   United States                     $ 19,293,956   $ 21,986,074   $ 17,539,328
   Canada                                 314,625        576,733        111,096
   Europe                                 262,958        387,524      1,074,642
   Asia                                   147,318        219,778        122,762
   Latin America and Mexico                18,366         69,522      1,366,070
   Other                                   95,957        219,292        119,001
--------------------------------------------------------------------------------
                                     $ 20,133,180   $ 23,458,923   $ 20,332,899
================================================================================

Revenues attributed to geographic areas are based on the location of the customer. All of the Company's long-lived assets are located in the United States.

Wegener Corporation and Subsidiaries

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network and data communications industries. Customers representing 10% or more of the year's revenues are as follows:

                                                    Year ended
                                     -------------------------------------------
                                      AUGUST 29,     August 30,     August 31,
                                         2003           2002           2001
     ---------------------------------------------------------------------------
     Customer 1                         39.3%          27.5%           (a)
     Customer 2                         16.3%          27.9%           (a)
     Customer 3                          (a)           11.1%          34.7%

     (a)  Revenues for the year were less than 10% of total revenues.

Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues and that trend is expected to continue throughout fiscal 2004 and beyond. Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, future revenue levels may fluctuate from quarter to quarter.

At August 29, 2003, two customers accounted for more than 10% of the Company's accounts receivable. At August 30, 2002, one customer accounted for more than 10% of the Company's accounts receivable. When deemed appropriate, the Company uses letters of credit and credit insurance to mitigate the credit risk associated with foreign sales.

12.  STATEMENTS OF CASH FLOWS

Interest payments were approximately $69,000, $64,000 and $70,000 for fiscal years 2003, 2002 and 2001, respectively. Income tax refunds received in fiscal 2002 and 2001 were $208,000 and $532,000, respectively. No income taxes were paid or received in 2003. Non-cash financing activities in fiscal 2003 included:
72,977 shares of treasury stock reissued and 27,176 shares of common stock issued for 401(k) matching Company contributions valued at approximately $82,000. Non-cash financing activities in fiscal 2002 included: 167,111 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $158,000. Non-cash financing activities in fiscal 2001 included:
1) 211,883 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $188,000, 2) non-cash stock option compensation benefit of $488,000, and 3) fair value of stock options granted for services valued at $47,000.

13.  COMMITMENTS AND CONTINGENCIES

During the second quarter of fiscal 2003, the Company entered into two manufacturing and purchasing agreements for certain finished goods inventories. The agreements committed the Company to purchase $2,116,000 over an 18 month period, beginning in the third quarter of fiscal 2003. At August 29, 2003, outstanding purchase commitments under these agreements amounted to $2,049,000. In addition, the Company maintains a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,261,000 at August 29, 2003. Pursuant to the above agreements, at August 29, 2003, the Company had outstanding letters of credit in the amount of $2,172,000.

The Company leases certain office and manufacturing facilities, vehicles and equipment under long-term non-cancelable operating leases that expire through fiscal 2007. Future minimum lease commitments are approximately as follows:
2004-$224,000,   2005-$114,000,   2006-$4,000,  2007-$2,000,  2008-$2,000.  Rent
expense under all leases was approximately $242,000, $243,000 and $273,000 for fiscal years 2003, 2002 and 2001, respectively.

From time to time in the ordinary course of business, the Company has become a defendant in various types of legal proceedings. Management does not believe that these proceedings individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows. In June 2002, a complaint was filed against WCI in federal district court in Nevada by StarGuide Digital Networks, Inc. (StarGuide Digital Network, Inc., Plaintiff, v. Wegener Communications, Inc., and John Scaggs, Defendants) alleging patent infringement by WCI and seeking injunctions, unspecified compensatory and punitive damages and costs and attorneys' fees. WCI answered the complaint denying all liability and filed counterclaims against StarGuide. In the

Wegener Corporation and Subsidiaries

first quarter of fiscal 2003, WCI and John Scaggs reached an agreement with StarGuide settling all disputes between the parties. The terms of the settlement are confidential but include StarGuide's grant of limited licenses to Wegener under a number of StarGuide patents. WCI has agreed to pay StarGuide a running royalty on certain products. Management of the Company believes that the settlement will not have a material adverse effect on the Company's financial condition or results of operations.

On April 23, 2003, WC Acquisition Corporation, a wholly owned subsidiary of Radyne ComStream, Inc., commenced an all-cash, all-shares tender offer for all outstanding shares of Wegener Corporation (Wegener) common stock not already owned by WC Acquisition Corporation. Wegener's Board of Directors appointed an Independent Committee to investigate the offer, and after reviewing the Independent Committee's recommendation, Wegener's Board issued a press release which reflected their findings that the offer was priced too low and therefore tendering shares was not in the best interest of Wegener's shareholders. On April 24, 2003, Radyne ComStream, Inc. and WC Acquisition Corporation filed a complaint in the U.S. District Court for the District of Delaware against Wegener arising out of this tender offer. The Plaintiffs requested that the Court enter a declaratory judgment that the public disclosures and documents filed with the Securities and Exchange Commission by the Plaintiffs, in connection with the tender offer, fully comply with all applicable laws. The Plaintiffs also sought an injunction against Wegener, as well as against its agents and employees, from making any false or misleading statements with respect to the tender offer and an award of Plaintiffs' costs and attorneys' fees. Wegener filed an answer to this Complaint on May 15, 2003, and denied all of the substantive allegations of the Complaint. In its answer, Wegener also asserted counterclaims, alleging that the tender offer was illegal, and done in violation of ss. 14 of the Williams Act. On June 27, 2003, the Plaintiffs dismissed this lawsuit.

On April 24, 2003, WC Acquisition Corporation and Radyne ComStream, Inc. commenced an action against Wegener, Robert A. Placek, Thomas G. Elliot, James
H. Morgan, Jr., C. Troy Woodbury, Jr., Wendell Bailey and Joe K. Parks in the Court of Chancery for the State of Delaware in and for New Castle County. Each of the individuals named in the Complaint as Defendants are (or were) officers and/or directors of Wegener. Plaintiffs asserted that these individuals violated their fiduciary duties by failing to approve the tender offer and proposed merger, by failing to exempt the tender offer from Section 203 of the General Corporation Law of the State of Delaware, by failing to render inapplicable Article Eighth of Wegener's Certificate of Incorporation, and by adopting anti-takeover devices. Plaintiffs sought to have the Court compel the Defendants to approve the proposed acquisition, enjoin the Defendants from applying Section 203 of the General Corporation Law of the State of Delaware and Article Eighth of Wegener's Certificate of Incorporation, and enjoin Wegener, its agents and its employees, from adopting any other measure which could impede the acquisition or other attempts by the Plaintiffs to acquire Wegener. The Complaint also sought an award of Plaintiffs' costs and attorneys' fees. Wegener filed an answer to this Complaint on May 19, 2003, and denied all of the substantive allegations of the Complaint. On June 26, 2003, this lawsuit was dismissed.

On June 20, 2003, Jerry Leuch commenced an action styled as a direct class action and a derivative action against Robert A. Placek, Thomas G. Elliot, Joe
K. Parks, C. Troy Woodbury, Jr., Wendell Bailey, Ned Mountain and Wegener Corporation in the Court of Chancery of the State of Delaware, In and For New Castle County. The Plaintiff alleges that the individual defendants violated their fiduciary duties due to him and other shareholders, the members of the alleged class, as well as Wegener. The relief Plaintiff seeks is as follows: a declaration that the Defendants must consider and evaluate all bona fide offers to purchase all of the outstanding shares of Wegener consistent with their fiduciary duties; a declaration that this action is properly styled as a class action; an injunction against proceeding with any business combination which benefited the individual defendants and an injunction requiring that any conflicts of interest be resolved in favor of the Wegener shareholders; and a declaration removing the anti-takeover measures enacted by Wegener's Board of Directors. The Complaint also seeks an award of Plaintiff's costs and attorneys' and other fees. An answer has been filed by Wegener, denying all substantive allegations in the complaint. Management does not believe that the ultimate outcome of this litigation will have a material adverse effect on its financial condition or results of operations.

14.  GUARANTEES

Warranty
The Company warrants its products for a 12 to 14 month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. The Company expenses costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty liabilities amounted to $66,000 at August 29, 2003. For the year ended August 29, 2003 the accrual was reduced by $30,000 for satisfied warranty claims. There was no warranty expense recognized during the year ended August 29, 2003.

Wegener Corporation and Subsidiaries

Letters of Credit
Wegener Communications, Inc., the Company's wholly owned subsidiary (WCI), provides standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements. At August 29, 2003, outstanding letters of credit amounted to $2,172,000.

Financing Agreements
The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At August 29, 2003, no balances were outstanding on the loan facility.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              Quarter
                                    ------------------------------------------------------------    ------------
                                        First          Second          Third           Fourth           Year
                                    ------------------------------------------------------------    ------------
FISCAL 2003
   REVENUE                          $  3,945,118    $  5,219,152    $  6,254,459    $  4,714,451    $ 20,133,180
   GROSS PROFIT                        1,301,208       1,874,297       2,441,736       1,893,140       7,510,381
   OPERATING INCOME (LOSS)              (583,587)        187,755         195,159(b)      (39,383)(b)    (240,056)
   NET EARNINGS (LOSS)                  (369,546)        116,657         122,968         217,680(c)       87,759
   NET EARNINGS (LOSS) PER SHARE
      BASIC                                (0.03)           0.01            0.01            0.02              (a)
      DILUTED                              (0.03)           0.01            0.01            0.02              (a)

     (a)  Less than $ .01 per share

Fiscal 2002
   Revenue                          $  6,032,616    $  5,860,702    $  6,290,810    $  5,274,795    $ 23,458,923
   Gross profit                        1,965,894       2,084,349       2,198,219       1,573,804       7,822,266
   Operating income (loss)               224,984         414,613         610,327          61,331       1,311,255
   Net earnings (loss)                   132,165         255,946         379,498          39,971         807,580
   Net earnings (loss) per share
      Basic                                 0.01            0.02            0.03             (a)            0.07
      Diluted                               0.01            0.02            0.03             (a)            0.07

     (a)  Less than $ .01 per share
     (b) Includes $809,000 in the third quarter and $165,000 in the fourth quarter of corporate legal and professional fees related to defending the Company against an unsolicited hostile takeover attempt by Radyne ComStream, Inc., and related litigation.
     (c)  Includes $199,000 of state income tax credits earned.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company carried out an evaluation pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of the Company's management, including the Chief Executive Officer
(CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures are effective. There has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information contained under the caption "ELECTION OF DIRECTORS" in the Proxy Statement pertaining to the January 20, 2004 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference in partial response to this item. See also Item 1. "Business - Executive Officers of the Registrant" on page 9 of this Report.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information contained in the Proxy Statement is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1)  The  following   consolidated  financial  statements  of  Wegener
Corporation and subsidiaries and the related Report of Independent Certified Public Accountants thereon are filed as part of this report:

Report of Independent Certified Public Accountants.

Consolidated Balance Sheets - August 29, 2003, and August 30, 2002.

Consolidated  Statements of Operations - Years ended August 29, 2003, August 30,
     2002, and August 31, 2001.

Consolidated  Statements of Shareholders'  Equity - Years ended August 29, 2003,
     August 30, 2002, and August 31, 2001.

Consolidated  Statements of Cash Flows - Years ended August 29, 2003, August 30,
     2002, and August 31, 2001.

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

               Schedule II-Valuation and Qualifying Accounts Years ended August 29, 2003, August 30, 2002, and August 31, 2001.

     (a) (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on pages 44 and 45.

     (b) Reports on Form 8-K during the fourth quarter ended August 29, 2003:

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

     (c)       See Part IV, Item 15(a) (3).

     (d)       Not applicable.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of Wegener Corporation
Duluth, Georgia

     The audits referred to in our report dated November 14, 2003, relating to the consolidated financial statements of Wegener Corporation and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


                                        /s/ BDO Seidman, LLP
Atlanta, Georgia                        BDO Seidman, LLP
November 14, 2003

                                   SCHEDULE II
                      WEGENER CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                   Balance at    Charged to                                    Balance at
                                   Beginning     Costs and                                       End of
                                   of Period      Expenses       Write-offs     Recoveries       Period
                                   ---------      --------       ----------     ----------       ------
Allowance for doubtful
account receivable:
YEAR ENDED AUGUST 29, 2003       $    351,592   $     30,000   $    (26,932)   $         --   $    354,660

Year ended August 30, 2002       $    305,021   $    155,000   $   (108,429)   $         --   $    351,592

Year ended August 31, 2001       $    165,578   $    120,000   $    (45,136)   $     64,579   $    305,021


Inventory Reserves:

YEAR ENDED AUGUST 29, 2003       $  3,780,607   $     75,000   $   (365,244)   $         --   $  3,490,363

Year ended August 30, 2002       $  4,156,494   $    800,000   $ (1,175,887)   $         --   $  3,780,607

Year ended August 31, 2001       $  3,444,494   $  1,325,000   $   (613,000)   $         --   $  4,156,494

EXHIBIT INDEX

     The following documents are filed as exhibits to this report. An asterisk identifies those exhibits previously filed and incorporated herein by reference below. For each such asterisked exhibit there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted. Exhibits 10.3 through 10.5 identify management contracts or compensatory plans.

Exhibit Number      Description of Document
--------------      -----------------------
*3.1                By-Laws (Reg. No. 2-81795, Exhibits 3(a) and 3(b)).

*3.2 Certificate of Incorporation as amended through May 4, 1989, (1989 10-K, filed November 30, 1989, Exhibit 3.2).

*3.3 Amendment to Certificate of Incorporation (1997 10-Q, filed June 27, 1997, Exhibit 3.1).

*3.4 Amended and Restated By-laws (Form 8-K, dated as of May 1, 2003 and filed May 6, 2003, Exhibit 3.1).

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

*4.8 Loan and Security Agreement - Fifth Amendment dated June 27, 2003, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $5,000,000 combined revolving credit note and term note. (2003 10-Q filed July 9, 2003, Exhibit 4.1.)

*4.9 Stockholder Rights Agreement (Form 8-K, dated as of May 1, 2003 and filed May 6, 2003, Exhibit 4.1).

Exhibit Number      Description of Document
--------------      -----------------------
*10.1               License Agreement, Distributorship and Supply Agreement, and
                    Purchase Pooling and Warehouse Agreement dated May 28, 1994, by and between Wegener Communications, Inc. and Cross
                    Technologies,  Inc.  (1995 10-K,  filed  December  15, 1994,
                    Exhibit 10.4).

*10.2 Wegener Communications, Inc. Profit Sharing Plan and Trust dated January 1, 1982, amended and restated as of January 1, 1984. (1987 10-K, dated and filed November 25, 1987, Exhibit 10.14).

*10.3 1989 Directors' Incentive Plan (1990 10-K, filed November 29, 1990, Exhibit 10.9).

*10.3.1             Amendment  to  1989  Directors'   Incentive  Plan  effective
                    February  1, 1995,  (1995 10-K,  filed  December  13,  1996,
                    Exhibit 10.4.1).

*10.4               1998  Incentive  Plan  (1998  Form  S-8,   Registration  No.
                    333-51205, filed April 28, 1998, Exhibit 10.1).

*10.5               Form of Agreement between Wegener  Corporation and Robert A.
                    Placek, Ned L. Mountain, and C. Troy Woodbury, Jr. respecting severance payments in the event of change of control (Schedule 14D-9, filed May 6, 2003, Exhibit (e)
                    (1)).

14.1                Wegener Corporation Code of Business Conduct and Ethics.

*21 Subsidiaries of the Registrant (1990 10-K, filed November 29, 1990, Exhibit 22).

23                  Consent of BDO Seidman, LLP.

31.1                Certification  of the Chief  Executive  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                Certification  of the Chief  Financial  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                Certification  of the Chief  Executive  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                Certification  of the Chief  Financial  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEGENER CORPORATION
Date:  November 26, 2003                By /s/ Robert A. Placek
                                          ----------------------------------
                                          Robert A. Placek
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of November 2003.

Signature                          Title
---------                          -----


/s/ Robert A. Placek               President, Chief Executive Officer and
-----------------------------      Chairman of the Board (Principal Executive
Robert A. Placek                   Officer)


/s/ C. Troy Woodbury, Jr.          Treasurer and Chief Financial Officer,
-----------------------------      Director (Principal Financial and Accounting
C. Troy Woodbury, Jr.              Officer)


/s/ Ned L. Mountain                Director, Executive Vice President of WCI
-----------------------------
Ned L. Mountain


/s/ Joe K. Parks                   Director
-----------------------------
Joe K. Parks


/s/ Thomas G. Elliot               Director
-----------------------------
Thomas G. Elliot


/s/ Wendell H. Bailey              Director
-----------------------------
Wendell H. Bailey

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

Wendell H. Bailey
President & Chief Executive
Officer of Strategic
Technology International

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

C. Troy Woodbury, Jr.
Treasurer and Chief
Financial Officer

INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS
BDO Seidman, LLP
285 Peachtree Center Avenue
Suite 800
Atlanta, Georgia 30303-1230

TRANSFER AGENT
Securities Transfer Corporation
2591 Dallas Parkway
Suite 102
Frisco, Texas 75034

CORPORATE
HEADQUARTERS
11350 Technology Circle
Duluth/Atlanta, Georgia 30097-1502

ANNUAL MEETING
The annual meeting of stockholders
will be held on January 20, 2004
at 7:00 p.m. at the Corporate
Headquarters.

COMMON STOCK NASDAQ
NASDAQ Small-Cap Market Symbol: WGNR

FORM 10-K REPORT
Wegener Corporation's Annual Report
on Form 10-K, filed with the Securities
and Exchange Commission, is available
free of charge by written request to:
   Elaine Miller, Secretary
   Investor Relations
   Wegener Corporation
   11350 Technology Circle
   Duluth, Georgia 30097-1502

WEB SITE
HTTP://WWW.WEGENER.COM

QUARTERLY COMMON
STOCK PRICES
The Company's common stock is traded
on the NASDAQ Small-Cap Market. The
quarterly ranges of high and low sale
prices for fiscal 2003 and 2002 were
as follows:

                     High     Low
----------------------------------

FISCAL YEAR ENDING AUGUST 29, 2003

First Quarter       $1.07    $ .60

Second Quarter       1.10      .69

Third Quarter        1.72      .73

Fourth Quarter       2.49     1.29

----------------------------------

FISCAL YEAR ENDING AUGUST 30, 2002

First Quarter        $1.32   $ .50

Second Quarter        1.25     .80

Third Quarter         1.70     .81

Fourth Quarter        1.47     .90

----------------------------------

The Company had approximately  377*
shareholders of record at November
20, 2003. The Company has never paid
cash dividends on its common stock
and does not intend to pay cash
dividends in the foreseeable future.
*(This number does not reflect
beneficial ownership of shares held
in nominee names).