Form 10-Q
period 2003-11-28
WEGENER CORP
filed 2004-01-12
CIK 715073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2003

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

                    YES [ ]                       NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value                             12,398,551 Shares
----------------------------                       -----------------------------
          Class                                    Outstanding December 30, 2003

                      WEGENER CORPORATION AND SUBSIDIARIES
                FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 28, 2003

                                      INDEX

                                                                         Page(s)
PART I.   Financial Information

Item 1.   Financial Statements

          Introduction ........................................................3

          Consolidated Statements of Operations
          (Unaudited) - Three Months Ended
          November 28, 2003 and November 29, 2002 .............................4

          Consolidated Balance Sheets - November 28,
          2003 (Unaudited) and August 29, 2003 ................................5

          Consolidated Statements of Shareholders' Equity
          (Unaudited) -  Three Months Ended November 28,
          2003 and November 29, 2002 ..........................................6

          Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended November 28,
          2003 and November 29, 2002 ..........................................7

          Notes to Consolidated Financial
          Statements (Unaudited) ...........................................8-14

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................15-18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........19

Item 4.   Controls and Procedures.............................................19

PART II.  Other Information

Item 1.   Legal Proceedings...................................................20
Item 2.   None
Item 3.   None
Item 4.   None
Item 5.   None
Item 6.   Exhibits and Reports on Form 8-K ...................................20

          Signatures .........................................................21

PART I.   FINANCIAL INFORMATION
------------------------------

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of November 28, 2003; the consolidated statements of shareholders' equity as of November 28, 2003 and November 29,
2002; the consolidated statements of operations for the three months ended November 28, 2003 and November 29, 2002; and the consolidated statements of cash flows for the three months ended November 28, 2003 and November 29, 2002 have been prepared without audit. The consolidated balance sheet as of August 29, 2003 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the
Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2003, File No. 0-11003.

     In the opinion of management of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three months ended
                                                 NOVEMBER 28,      November 29,
                                                     2003              2002
--------------------------------------------------------------------------------

Revenue                                          $  4,750,205      $  3,945,118
--------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                           3,475,537         2,643,910
    Selling, general, and administrative            1,220,631         1,229,281
    Research and development                          741,241           655,514
--------------------------------------------------------------------------------

Operating costs and expenses                        5,437,409         4,528,705
--------------------------------------------------------------------------------

Operating loss                                       (687,204)         (583,587)
    Interest expense                                  (18,861)          (14,667)
    Interest income                                     4,397            19,708
--------------------------------------------------------------------------------

Loss before income taxes                             (701,668)         (578,546)

Income tax benefit                                    253,000           209,000
--------------------------------------------------------------------------------

Net loss                                         $   (448,668)     $   (369,546)
================================================================================

Net loss per share:
    Basic                                        $      (0.04)     $      (0.03)
    Diluted                                      $      (0.04)     $      (0.03)
================================================================================

Shares used in per share calculation
    Basic                                          12,396,570        12,267,825
    Diluted                                        12,396,570        12,267,825
================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        NOVEMBER 28,      August 29,
                                                            2003             2003
-------------------------------------------------------------------------------------
ASSETS                                                   (UNAUDITED)
Current assets
    Cash and cash equivalents                           $  4,730,429     $  4,213,252
    Accounts receivable                                    4,023,316        3,560,127
    Inventories                                            1,429,921        2,142,835
    Deferred income taxes                                  2,057,000        2,109,000
    Other                                                     55,685          143,397
-------------------------------------------------------------------------------------

         Total current assets                             12,296,351       12,168,611

Property and equipment, net                                2,790,882        2,913,551
Capitalized software costs, net                            1,555,784        1,304,416
Deferred income taxes                                      1,334,000        1,029,000
Other assets                                                 836,494          752,003
-------------------------------------------------------------------------------------

                                                        $ 18,813,511     $ 18,167,581
=====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                    $  1,868,255     $  1,195,034
    Accrued expenses                                       1,456,959        1,432,749
    Customer deposits                                        484,341          254,667
    Current maturities of long-term obligations                2,743            4,320
-------------------------------------------------------------------------------------

          Total current liabilities                        3,812,298        2,886,770

Long-term obligations, less current maturities                    --               --
-------------------------------------------------------------------------------------

          Total liabilities                                3,812,298        2,886,770
-------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
    Common stock, $.01 par value; 20,000,000 shares
        authorized; 12,398,551 and 12,381,251 shares
        respectively, issued and outstanding                 123,986          123,813
    Additional paid-in capital                            19,639,966       19,471,069
    Deficit                                               (4,762,739)      (4,314,071)
-------------------------------------------------------------------------------------

         Total shareholders' equity                       15,001,213       15,280,811
-------------------------------------------------------------------------------------

                                                        $ 18,813,511     $ 18,167,581
=====================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                Common Stock           Additional                            Treasury Stock
                                                ------------             Paid-in                             --------------
                                            Shares        Amount         Capital         Deficit          Shares         Amount
----------------------------------------------------------------------------------------------------------------------------------
Balance at August 30, 2002                12,314,575   $    123,146   $ 19,513,977    $ (4,401,830)         72,977    $   (156,345)

     Treasury stock reissued through
        stock options and 401(k) plan             --             --        (48,671)             --         (39,125)         83,821
     Net loss for the three months                --             --             --        (369,546)             --              --
----------------------------------------------------------------------------------------------------------------------------------

BALANCE at November 29, 2002              12,314,575   $    123,146   $ 19,465,306    $ (4,771,376)         33,852    $    (72,524)
==================================================================================================================================

Balance at August 29, 2003                12,381,251   $    123,813   $ 19,471,069    $ (4,314,071)             --    $         --

     Treasury stock reissued through
        stock options and 401(k) plan         17,300            173         29,097              --              --              --
     Value of stock options granted
        for services                              --             --        139,800              --              --              --
     Net loss for the three months                --             --             --        (448,668)             --              --
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT NOVEMBER 28, 2003              12,398,551   $    123,986   $ 19,639,966    $ (4,762,739)             --    $         --
==================================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three months ended
                                                         NOVEMBER 28,     November 29,
                                                             2003             2002
--------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES
    Net loss                                             $   (448,668)    $   (369,546)
    Adjustments to reconcile net loss to
           cash provided by operating activities
        Depreciation and amortization                         504,555          380,747
        Issuance of treasury stock for
           benefit plan                                            --           35,150
        Value of stock options granted for services           139,800               --
        Provision for bad debts                                30,000           15,000
        Provision for inventory reserves                       75,000               --
        Provision (benefit) for deferred income taxes        (253,000)        (209,000)
        Changes in assets and liabilities
            Accounts receivable                              (493,189)       1,461,591
            Inventories                                       637,914          146,026
            Other assets                                       87,712           25,598
            Accounts payable and accrued expenses             697,431           49,501
            Customer deposits                                 229,674         (116,541)
--------------------------------------------------------------------------------------

                                                            1,207,229        1,418,526
--------------------------------------------------------------------------------------

CASH USED FOR INVESTMENT ACTIVITIES
    Property and equipment expenditures                       (43,813)        (233,685)
    Capitalized software additions                           (547,110)        (193,911)
    License agreements, patents, and trademarks
         expenditures                                        (126,822)              --
--------------------------------------------------------------------------------------

                                                             (717,745)        (427,596)
--------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
    Repayment of long-term debt                                (1,577)          (1,491)
    Proceeds from stock options exercised                      29,270               --
--------------------------------------------------------------------------------------

                                                               27,693           (1,491)
--------------------------------------------------------------------------------------

Increase in cash and cash equivalents                         517,177          989,439
Cash and cash equivalents, beginning of period              4,213,252        5,117,756
--------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                 $  4,730,429     $  6,107,195
======================================================================================

Supplemental disclosure of cash flow information:
    Cash paid during the three months for:
          Interest                                       $     18,861     $     14,667
          Income taxes                                             --               --
======================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1    SIGNIFICANT ACCOUNTING POLICIES

The  significant  accounting  policies  followed by the Company are set forth in
Note 1 to the Company's audited consolidated financial statements included in the annual report on Form 10-K for the year ended August 29, 2003.

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as published by the staff of the Securities and Exchange Commission. Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. The Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three months ended November 28, 2003, revenues to one customer in the amount of $1,263,000 were appropriately recorded prior to delivery as bill and hold transactions in accordance with the provisions of SAB
101. At November 28, 2003, accounts receivable for these revenues amounted to $1,263,000.

These policies require management, at the time of the transaction, to assess whether the amounts due are fixed or determinable, collection is reasonably assured, and if future performance obligations exist. These assessments are based on the terms of the agreement with the customer, past history and credit worthiness of the customer. If management determines that collection is not reasonably assured or future performance obligations exist, revenue recognition is deferred until these conditions are satisfied.

The Company's principal sources of revenues are from the sales of various satellite communications equipment. Embedded in the Company's products is internally developed software of varying applications. Historically, the Company has not sold or marketed its software separately or otherwise licensed its software apart from the related communications equipment. Should the Company begin to market or sell software whereby it is more than an incidental component of the hardware, the Company will recognize software license revenue in accordance with SOP No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Software Revenue Recognition, with Respect to Certain Transactions."

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

The following table includes disclosures required by SFAS No. 123, as amended by SFAS No. 148, and illustrates the effect on net earnings (loss) and net earnings
(loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                              Three months ended
                                         -----------------------------
                                         NOVEMBER 28,     November 29,
                                             2003             2002
          ------------------------------------------------------------
          Net loss
             As Reported                 $   (448,668)    $   (369,546)
             Deduct:
                 Compensation cost
                 using the fair value
                 method, net of tax            (5,856)         (20,654)
          ------------------------------------------------------------

             Pro Forma                   $   (454,524)    $   (390,200)
          ============================================================
          Loss per share
             As Reported
                 Basic                   $       (.04)    $       (.03)
                 Diluted                         (.04)            (.03)
             Pro Forma
                 Basic                           (.04)            (.03)
                 Diluted                         (.04)            (.03)
          ============================================================

The fair  value of each  option  was  estimated  on the date of grant  using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions:

                                              Three months ended
                                         -----------------------------
                                         NOVEMBER 28,     November 29,
                                             2003             2002
          ------------------------------------------------------------

          Risk free interest rate               4.00%            4.97%
          Expected term                       3 YEARS          3 years
          Volatility                              90%              75%
          Expected annual dividends              NONE             none
          ============================================================

No options were granted to employees or directors during the three months ended November 28, 2003 and November 29, 2002.

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

FISCAL YEAR

The Company uses a fifty-two, fifty-three week year. The fiscal year ends on the Friday closest to August 31. Fiscal year 2004 contains fifty-three weeks while fiscal 2003 contained fifty-two weeks.

NOTE 2    ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

                                         NOVEMBER 28,      August 29,
                                             2003             2003
          ------------------------------------------------------------
                                          (UNAUDITED)

          Accounts receivable - trade    $  4,345,044     $  3,838,644
          Other receivables                    76,043           76,143
          ------------------------------------------------------------
                                            4,421,087        3,914,787

          Less allowance for
               doubtful accounts             (397,771)        (354,660)
          ------------------------------------------------------------

                                         $  4,023,316     $  3,560,127
          ============================================================

NOTE 3    INVENTORIES

Inventories are summarized as follows:

                                         NOVEMBER 28,      August 29,
                                             2003             2003
          ------------------------------------------------------------
                                          (UNAUDITED)

          Raw material                   $  2,184,792     $  2,347,542
          Work-in-process                   1,013,938          951,078
          Finished goods                    1,548,680        2,334,578
          ------------------------------------------------------------
                                            4,747,410        5,633,198

          Less inventory reserves          (3,317,489)      (3,490,363)
          ------------------------------------------------------------

                                         $  1,429,921     $  2,142,835
          ============================================================

During the first quarter of fiscal 2004 inventory reserves were reduced by inventory write-offs of $248,000 and increased by provisions of $75,000. The Company's inventory reserve of approximately $3,317,000 at November 28, 2003 is to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should the Company's sales efforts not be successful.

NOTE 4    OTHER ASSETS

Other assets consisted of the following:

                                           NOVEMBER 28, 2003
          ------------------------------------------------------------
                                              ACCUMULATED
                                   COST       AMORTIZATION       NET
          ------------------------------------------------------------
          License agreements     $ 570,000     $(112,331)    $ 457,669
          Patents                  302,720            --       302,720
          Trademarks                40,049            --        40,049
          Loan facility fees        50,000       (20,833)       29,167
          Other                      6,889            --         6,889
          ------------------------------------------------------------
                                 $ 969,658     $(133,164)    $ 836,494
          ============================================================

                                            August 29, 2003
          ------------------------------------------------------------
                                              Accumulated
                                   Cost       Amortization       Net
          ------------------------------------------------------------
          License agreements     $ 570,000     $ (82,500)    $ 487,500
          Patents                  174,369            --       174,369
          Trademarks                41,578            --        41,578
          Loan facility fees        50,000        (8,333)       41,667
          Other                      6,889            --         6,889
          ------------------------------------------------------------
                                 $ 842,836     $ (90,833)    $ 752,003
          ============================================================

Amortization expense of other assets for the three months ended November 28, 2003 amounted to $42,000. Amortization expense of other assets for the three months ended November 29, 2002 amounted to $12,000.

The Company conducts an ongoing review of its intellectual property rights and potential trademarks. As of November 28, 2003, the Company incurred $303,000 and $40,000 of legal expenses related to the filing of applications for various patents and trademarks, respectively. Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life or their estimated useful lives. License agreements are amortized over their estimated useful life of five years. Loan facility fees are amortized over twelve months.

NOTE 5    INCOME TAXES

For the three months ended November 28, 2003, the income tax benefit of $253,000 was comprised of a deferred federal and state income tax benefit of $239,000 and $14,000, respectively. Net deferred tax assets increased $253,000 to $3,391,000, principally due to an increase in net operating loss carryforwards in the first quarter. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At November 28, 2003, the Company had a federal net operating loss carryforward of approximately $3,997,000, which expires beginning fiscal 2020 through fiscal 2024. Additionally, the Company had general business and foreign tax credit carryforwards of $98,000 expiring in fiscal 2004, an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009.

NOTE 6    EARNINGS PER SHARE (UNAUDITED)

The following table represents required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per share computations. The calculation of earnings per share is subject to rounding differences.

                                                                               Three months ended
                                               -----------------------------------------------------------------------------------
                                                           NOVEMBER 28, 2003                          November 29, 2002
                                               -----------------------------------------------------------------------------------
                                                EARNINGS        SHARES      PER SHARE       Earnings       Shares       Per share
                                               (NUMERATOR)   (DENOMINATOR)    AMOUNT      (Numerator)   (Denominator)     amount
                                               -----------------------------------------------------------------------------------
Net earnings (loss)                            $ (448,668)                                 $ (369,546)
                                               -----------------------------------------------------------------------------------
Basic earnings (loss) per share:
    Net earnings (loss) available
        to common shareholders                 $ (448,668)    12,396,570    $    (0.04)    $ (369,546)    12,267,825    $    (0.03)
                                               ===================================================================================
Effect of dilutive potential common shares:
        Stock options                                  --             --                           --             --
                                               -----------------------------------------------------------------------------------
Diluted earnings (loss) per share:
    Net earnings (loss) available
        to common shareholders                 $ (448,668)    12,396,570    $    (0.04)    $ (369,546)    12,267,825    $    (0.03)
                                               ===================================================================================

Stock options which were excluded from the diluted net earnings (loss) per share calculation due to their anti-dilutive effect are as follows:



                                                   Three months ended
                                            --------------------------------
                                              NOVEMBER 28,     November 29,
                                                  2003             2002
                                            --------------------------------
     Common stock options:
          Number of shares                     1,411,125        1,435,425
          Range of exercise prices          $. 63 TO $5.63   $ .75 to $5.63
                                            ================================

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

In this single operating segment the Company has three sources of revenues as follows:

                                              Three months ended
                                         -----------------------------
                                         NOVEMBER 28,     November 29,
                                             2003             2002
                                         -----------------------------
          Product Line
            Direct Broadcast Satellite   $  4,140,242     $  3,482,568
            Telecom and Custom Products       411,681          351,375
            Service                           198,282          111,175
                                         -----------------------------
                                         $  4,750,205     $  3,945,118
                                         =============================

Revenues by geographic areas are as follows:

                                              Three months ended
                                         -----------------------------
                                         NOVEMBER 28,     November 29,
                                             2003             2002
                                         -----------------------------
          Geographic Area
              United States              $  4,560,230     $  3,755,166
              Latin America                    56,136           56,400
              Canada                           75,205           66,730
              Europe                           17,892           52,274
              Other                            40,742           14,548
                                         -----------------------------
                                         $  4,750,205     $  3,945,118
                                         =============================

All of the Company's long-lived assets are located in the United States.

Customers representing 10% or more of the respective periods' revenues are as follows:

                                              Three months ended
                                         -----------------------------
                                         NOVEMBER 28,     November 29,
                                             2003             2002
                                         -----------------------------
          Customer 1                            37.0%            50.3%
          Customer 2                            15.3%              (a)
          Customer 3                            11.8%              (a)
                                         =============================

          (a)  Revenues for the period were less than 10% of total revenues.

NOTE 8    COMMITMENTS

During the second quarter of fiscal 2003, the Company entered into two manufacturing and purchasing agreements for certain finished goods inventories. The agreements committed the Company to purchase $2,116,000 over an eighteen-month period, beginning in the third quarter of fiscal 2003. During the first quarter of fiscal 2004, purchase commitments were increased by $459,000. At November 28, 2003, outstanding purchase commitments under these two agreements amounted to $2,262,000. In addition, the Company maintains a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,717,000 at November 28, 2003. Pursuant to the above agreements, at November 28, 2003, the Company had outstanding letters of credit in the amount of $3,287,000.

During the first quarter of fiscal 2004, the Company entered into a two year agreement aggregating $870,000 for engineering design and software development services. At November 28, 2003, the outstanding commitment under the agreement was $798,000.

NOTE 9    GUARANTEES

Warranty
The Company warrants its products for a 12 to 14 month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. The Company expenses costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty provisions amounted to $66,000 at November 28, 2003. For the three month period ended November 28, 2003, no changes were made to the accrual.

Letters of Credit
Wegener Communications Inc., the Company's wholly owned subsidiary (WCI), provides standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements. At November 28, 2003, outstanding letters of credit amounted to $3,287,000.

Financing Agreements
The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At November 28, 2003, no balances were outstanding on the loan facility.

NOTE 10   STOCK OPTIONS

During the first three months of fiscal 2004, options for 100,000 shares of common stock, exercisable at $2.39, were granted pursuant to a consulting agreement to provide software development services. The fair value of the options was measured on the grant date using the Black-Scholes option pricing model. As the options were fully vested and non-forfeitable, the fair value of $139,800 was charged to research and development expenses during the three months ended November 28, 2003, in accordance with EITF 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." At November 28, 2003, options for 1,411,125 shares of common stock were outstanding with a weighted average exercise price of $1.76 and with exercise prices ranging from $.63 to $5.63. At November 28, 2003, options for 872,575 shares of common stock were available for issuance under the 1998 Incentive Plan. Additionally, during the first three months of fiscal 2004, options for 17,300 shares with exercise prices ranging from $ .84 to $ 2.31 were exercised. Subsequent to November 28, 2003, options for 367,000 shares of common stock, exercisable at $2.21, were granted to employees.

WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended August 29, 2003 contained in the Company's 2003 Annual Report on Form 10-K.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, future business or product development plans, research and development activities, capital spending, financing sources or capital structure, the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, material availability, new and existing well-capitalized competitors, and other uncertainties detailed in the Company's Form 10-K for the year ended August 29, 2003 and from time to time in the Company's periodic United States Securities and Exchange Commission filings.

The Company manufactures satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries.

RESULTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 28, 2003 COMPARED TO THREE MONTHS ENDED NOVEMBER 29, 2002

The operating results for the three month period ended November 28, 2003, were a net loss of $(449,000) or $(0.04) per share compared to a net loss of $(370,000) or $(0.03) per share for the three month period ended November 29, 2002.

REVENUES - The Company's revenues for the first quarter of fiscal 2004 increased $805,000 or 20.4% to $4,750,000 from $3,945,000 for the same period in fiscal
2003.

Direct Broadcast Satellite (DBS) revenues (including service revenues) increased $745,000 or 20.7%, in the first quarter of fiscal 2004 to $4,339,000 from $3,594,000 for the same period in fiscal 2003. The increase in revenues was a result of a higher backlog of orders at the beginning of fiscal 2004 compared to the beginning of fiscal 2003. Revenues and order backlog are subject to the timing of significant orders from customers, and as a result revenue levels may fluctuate from quarter to quarter. The first quarter of fiscal 2004 included shipments of UNITY4600 digital receivers to FOX Sports Net for digital cable network distribution upgrades and new high-definition cable television network applications. Telecom and Custom Products Group revenues increased $61,000 or 17.2% to $412,000 in the first quarter of fiscal 2004 from $351,000 in the first quarter of fiscal 2003. The increase was mainly due to increased shipments of cue and control equipment to provide local commercial insertion capabilities to cable television operators. For the three months ended November 28, 2003, three customers accounted for 37.0%, 15.3% and 11.8% of revenues, respectively. For the three months ended November 29, 2002, one customer accounted for 50.3% of revenues. Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues and that trend is expected to continue throughout fiscal 2004. The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI's backlog was approximately $15.0 million at November 28, 2003, compared to $12.7 million at August 29, 2003, and $12.8 million at November 29, 2002. One customer accounted for approximately 66.1% of the backlog at November 28, 2003. The total multi-year backlog at November 28, 2003 was approximately $25.3 million.

GROSS PROFIT MARGINS - The Company's gross profit margin percentages were 26.8% for the three month period ended November 28, 2003, compared to 33.0% for the three month period ended November 29, 2002. Gross margin percentages were unfavorably impacted by a product mix with higher variable cost components and increases in capitalized software amortization expenses and inventory reserve provisions. Gross profit margin dollars decreased $27,000 for the three month period ended November 28, 2003 compared to the same period ended November 29, 2002. The decrease in margin dollars was mainly due to product sales mix and higher fixed overhead expenses. Profit margins in the first quarter of fiscal 2004 included inventory reserve charges of $75,000 compared to none for the same period of fiscal 2003.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative (SG&A) expenses decreased $8,000 or less than 1.0% to $1,221,000 in the first quarter of fiscal 2004 from $1,229,000 in the first quarter of fiscal 2003. SG&A professional fees decreased $171,000 mainly due to lower legal expenses as a result of settlement in fiscal 2003 of a complaint filed by StarGuide Digital Networks, Inc. against WCI primarily alleging patent infringement. The decrease in professional fees was offset by increases in selling and administrative overhead expenses and increases in selling compensation expenses due to an increase in personnel. As a percentage of revenues, SG&A expenses were 25.7% for the three month period ended November 28, 2003 compared to 31.2% for the same period ended November 29, 2002.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $1,288,000 or 27.1% of revenues in the first quarter of fiscal 2004 compared to $850,000 or 21.5% of revenues for the same period of fiscal 2003. Capitalized software development costs amounted to $547,000 in the first quarter of fiscal 2004 compared to $194,000 in the first quarter of fiscal 2003. The increases in capitalized software costs during the first quarter of fiscal 2004 compared to 2003 were due to increased expenditures on COMPEL network control software, the iPump Media Server, UNITY4600 and DTV series 700 products. Research and development expenses, excluding capitalized software development costs, were $741,000 or 15.6% of revenues in the first quarter of fiscal 2004 compared to $656,000 or 16.6% of revenues in the same period of fiscal 2003. The increase in expenses in the first quarter of fiscal 2004 compared to the same period of fiscal 2003 was mainly due to increased engineering consulting costs.

INTEREST EXPENSE - Interest expense increased $4,000 to $19,000 in the first quarter of fiscal 2004 from $15,000 in the same period in fiscal 2003. The increase was primarily due to an increase in average outstanding letter of credit commitment balances.

INTEREST INCOME - Interest income was $4,000 for the three months ended November 28, 2003 compared to $20,000 for the same period ended November 29, 2002. The decrease was primarily due to lower average cash equivalent balances and lower investment yields.

INCOME TAX EXPENSE - For the three months ended November 28, 2003, income tax benefit of $253,000 was comprised of a deferred federal and state income tax benefit of $239,000 and $14,000, respectively.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of the Company's financial condition and results of operations and require management's most subjective or difficult judgements. These policies are as follows:

REVENUE RECOGNITION - The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as published by the staff of the Securities and Exchange Commission. Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. The Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the
Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three months ended November 28, 2003, revenues to one customer in the amount of $1,263,000 were appropriately recorded prior to delivery as bill and hold transactions in accordance with the provisions of SAB 101. At November 28, 2003, accounts receivable for these revenues amounted to $1,263,000.

These policies require management, at the time of the transaction, to assess whether the amounts due are fixed or determinable, collection is reasonably assured, and if future performance obligations exist. These assessments are based on the terms of the agreement with the customer, past history and credit worthiness of the customer. If management determines that collection is not reasonably assured or future performance obligations exist, revenue recognition is deferred until these conditions are satisfied.

The Company's principal sources of revenues are from the sales of various satellite communications equipment. Embedded in the Company's products is internally developed software of varying applications. Historically, the Company has not sold or marketed its software separately or otherwise licensed its software apart from the related communications equipment. Should the Company begin to market or sell software whereby it is more than an incidental component of the hardware, the Company will recognize software license revenue in accordance with SOP No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Software Revenue Recognition, with Respect to Certain Transactions."

INVENTORY RESERVES - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At November 28, 2003, inventories, net of reserve provisions, amounted to $1,430,000.

CAPITALIZED SOFTWARE COSTS - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At November 28, 2003, capitalized software costs, net of accumulated amortization, amounted to $1,556,000.

DEFERRED TAX ASSET VALUATION ALLOWANCE - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of the Company's deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced. Any reduction in the realizable value of deferred tax assets would result in a charge to income tax expense in the period such determination was made. At November 28, 2003, deferred tax assets amount to $3,391,000, of which approximately $1,438,000 relates to net operating loss carryforwards which expire in fiscal 2020 through 2024, $98,000 of general business and foreign tax credits expiring in fiscal 2004, an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009.

ACCOUNTS RECEIVABLE VALUATION - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At November 28, 2003, accounts receivable, net of allowances for doubtful accounts, amounted to $4,023,000.

LIQUIDITY AND CAPITAL RESOURCES
THREE MONTHS ENDED NOVEMBER 28, 2003

At November 28, 2003, the Company's primary sources of liquidity were cash and cash equivalents of $4,730,000 and a $5,000,000 bank loan facility. Cash and cash equivalents increased $517,000 during the first quarter of fiscal 2004.

During the first quarter of fiscal 2004, operating activities provided $1,207,000 of cash. Net loss adjusted for non-cash expenses provided $48,000 of cash, while changes in accounts receivable and customer deposit balances used $264,000 of cash. Changes in accounts payable and accrued expenses, inventories and other assets provided $1,423,000 of cash. Cash used by investing activities was $44,000 for property and equipment expenditures, $547,000 for capitalized software additions and $127,000 for legal expenses related to the filing of applications for various patents and trademarks. Financing activities used cash of $1,600 for scheduled repayments of long-term debt and provided $29,000 of cash from the exercise of stock options.

WCI's bank loan facility provides a maximum available credit limit of $5,000,000 with sublimits as defined. The loan facility matures on June 30, 2004, or upon demand and requires an annual facility fee of 1% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank's prime rate (4.00% at November 28, 2003).

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. At November 28, 2003, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. Additionally, at November 28, 2003, approximately $1,644,000 net of outstanding letters of credit in the amount of $3,287,000 was available to borrow under the advance formulas.

The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2003, retain certain key employees, limit expenditures of Wegener Corporation to $600,000 per fiscal year, maintain certain financial ratios, and is precluded from paying dividends. At November 28, 2003, the Company was in compliance with all loan facility covenants. The Company believes that the loan facility along with cash and cash equivalent balances will be sufficient to support operations through fiscal 2004. While no assurances may be given, WCI believes the existing loan facility will be renewed upon maturity on substantially similar terms.

During the second quarter of fiscal 2003, the Company entered into two manufacturing and purchasing agreements for certain finished goods inventories. The agreements committed the Company to purchase $2,116,000 over an 18 month period, beginning in the third quarter of fiscal 2003. During the first quarter of fiscal 2004, purchase commitments were increased by $459,000. At November 28, 2003, outstanding purchase commitments under these two agreements amounted to $2,262,000. In addition, the Company maintains a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,717,000 at November 28, 2003. Pursuant to the above agreements, at November 28, 2003, the Company had outstanding letters of credit in the amount of $3,287,000.

During the first quarter of fiscal 2004, the Company entered into a two year agreement aggregating $870,000 for engineering design and software development services. At November 28, 2003, the outstanding commitment under the agreement was $798,000.


The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of the Company's long-term contractual obligations as of November 28, 2003 consisted of:

                                   OPERATING     PURCHASE
                       DEBT         LEASES      COMMITMENTS      TOTAL
                    ----------    ----------    ----------    ----------
     Fiscal 2004    $    3,000    $  166,000    $4,341,000    $4,510,000
     Fiscal 2005            --       114,000       435,000       549,000
     Fiscal 2006            --         4,000            --         4,000
     Fiscal 2007            --         2,000            --         2,000
     Fiscal 2008            --         2,000            --         2,000
     Thereafter             --         2,000            --         2,000
                    ----------    ----------    ----------    ----------
     Total          $    3,000    $  290,000    $4,776,000    $5,069,000
                    ==========    ==========    ==========    ==========

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at November 28, 2003 subject to variable interest rate fluctuations.

At November 28, 2003, the Company's cash equivalents consisted of bank commercial paper in the amount of $1,200,000. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

The Company does not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 4.   CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer
(CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.   LEGAL PROCEEDINGS

          Jerry Leuch, Plaintiff, v. Robert A. Placek, Thomas G. Elliot, Joe K. Parks, C. Troy Woodbury, Jr., Wendell Bailey, Ned Mountain and Wegener Corporation, Civil Action No.20361-NC On June 20, 2003, Jerry Leuch commenced an action styled as a direct class action and a derivative action against Robert A. Placek, Thomas G. Elliot, Joe K. Parks, C. Troy Woodbury, Jr., Wendell Bailey, Ned Mountain and Wegener Corporation in the Court of Chancery of the State of Delaware, In and For New Castle County. The Plaintiff alleges that the individual defendants violated their fiduciary duties due to him and other shareholders, the members of the alleged class, as well as Wegener. The relief Plaintiff seeks is as follows: a declaration that the Defendants must consider and evaluate all bona fide offers to purchase all of the outstanding shares of Wegener consistent with their fiduciary duties; a declaration that this action is properly styled as a class action; an injunction against proceeding with any business combination which benefited the individual defendants and an injunction requiring that any conflicts of interest be resolved in favor of the Wegener shareholders; and a declaration removing the anti-takeover measures enacted by Wegener's Board of Directors. The Complaint also seeks an award of Plaintiff's costs and attorneys' and other fees. An answer has been filed by Wegener, denying all substantive allegations in the complaint. On January 8, 2004, the Company was informed that the Plaintiff intends to file a dismissal of the Complaint without prejudice. As a result, management does not believe that the ultimate outcome of this litigation will have a material adverse effect on its financial condition or results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          31.1 Certification of Chief Executive Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K :

          Current Report on Form 8-K dated November 25, 2003, furnishing its press release regarding its results for the fourth fiscal quarter and year ended August 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WEGENER CORPORATION
                                    (Registrant)

Date:  January 12, 2004             By: /s/ Robert A. Placek
                                        ---------------------------------
                                    Robert A. Placek
                                    President
                                    (Principal Executive Officer)



Date: January 12, 2004              By: /s/ C. Troy Woodbury, Jr.
                                        ---------------------------------
                                    C. Troy Woodbury, Jr.
                                    Treasurer and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)