Form 10-Q
period 2004-02-27
WEGENER CORP
filed 2004-04-12
CIK 715073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2004

                                       OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to______________________

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

                         YES [ ]             NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value                              12,447,051 Shares
----------------------------                          --------------------------
           Class                                      Outstanding March 29, 2004

                               WEGENER CORPORATION
                FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 27, 2004

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Introduction ...................................................3

               Consolidated Statements of Operations
               (Unaudited) - Three and Six Months Ended
               February 27, 2004 and February 28, 2003 ........................4

               Consolidated Balance Sheets - February 27,
               2004 (Unaudited) and August 29, 2003 ...........................5

               Consolidated Statements of Shareholders' Equity
               (Unaudited) - Six Months Ended February 27,
               2004 and February 28, 2003 .....................................6

               Consolidated Statements of Cash Flows
               (Unaudited) - Six Months Ended February 27,
               2004 and February 28, 2003 .....................................7

               Notes to Consolidated Financial
               Statements (Unaudited) ......................................8-14

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ........................15-21

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....21

     Item 4.   Controls and Procedures........................................21

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings..............................................22
     Item 2.   None
     Item 3.   None
     Item 4.   Submission of Matters to a Vote of Security Holders ...........22
     Item 5.   None
     Item 6.   Exhibits and Reports on Form 8-K ..............................23

               Signatures.....................................................24

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of February 27, 2004; the consolidated statements of shareholders' equity as of February 27, 2004, and February 28, 2003; the consolidated statements of operations for the three and six months ended February 27, 2004, and February 28, 2003; and the consolidated statements of cash flows for the six months ended February 27, 2004, and February 28, 2003, have been prepared without audit. The consolidated balance sheet as of August 29, 2003, has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2003, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three months ended                 Six months ended
                                            FEBRUARY 27,     February 28,     FEBRUARY 27,     February 28,
                                                2004             2003             2004             2003
----------------------------------------------------------------------------------------------------------
Revenue                                    $  4,712,923     $  5,219,152     $  9,463,128     $  9,164,270
----------------------------------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                     3,514,612        3,344,855        6,990,149        5,988,765
    Selling, general and administrative       1,278,832          932,396        2,499,463        2,161,677
    Research and development                    774,196          754,146        1,515,437        1,409,660
----------------------------------------------------------------------------------------------------------

Operating costs and expenses                  5,567,640        5,031,397       11,005,049        9,560,102
----------------------------------------------------------------------------------------------------------

Operating income (loss)                        (854,717)         187,755       (1,541,921)        (395,832)
    Interest expense                            (23,714)         (17,302)         (42,575)         (31,969)
    Interest income                               9,167           13,204           13,564           32,912
----------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes            (869,264)         183,657       (1,570,932)        (394,889)

Income tax expense (benefit)                   (214,000)          67,000         (467,000)        (142,000)
----------------------------------------------------------------------------------------------------------

Net earnings (loss)                        $   (655,264)    $    116,657     $ (1,103,932)    $   (252,889)
==========================================================================================================

Net earnings (loss) per share:
    Basic                                  $       (.05)    $        .01     $       (.09)    $       (.02)
    Diluted                                $       (.05)    $        .01     $       (.09)    $       (.02)
==========================================================================================================

Shares used in per share calculation
    Basic                                    12,416,820       12,320,961       12,406,695       12,294,393
    Diluted                                  12,416,820       12,355,692       12,406,695       12,294,393
==========================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         FEBRUARY 27,     August 29,
                                                            2004             2003
-------------------------------------------------------------------------------------
ASSETS                                                   (UNAUDITED)

Current assets
    Cash and cash equivalents                           $  3,756,510     $  4,213,252
    Accounts receivable                                    2,850,872        3,560,127
    Inventories                                            1,686,496        2,142,835
    Deferred income taxes                                  2,095,000        2,109,000
    Other                                                    162,605          143,397
-------------------------------------------------------------------------------------

         Total current assets                             10,551,483       12,168,611

Property and equipment, net                                2,772,673        2,913,551
Capitalized software costs, net                            1,650,172        1,304,416
Deferred income taxes                                      1,510,000        1,029,000
Other assets, net                                            840,304          752,003
-------------------------------------------------------------------------------------

                                                        $ 17,324,632     $ 18,167,581
=====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                    $    959,049     $  1,195,034
    Accrued expenses                                       1,570,921        1,432,749
    Customer deposits                                        378,774          254,667
    Current maturities of long-term obligations                1,151            4,320
-------------------------------------------------------------------------------------

          Total current liabilities                        2,909,895        2,886,770
-------------------------------------------------------------------------------------

          Total liabilities                                2,909,895        2,886,770
-------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
    Common stock, $.01 par value; 20,000,000 shares
        authorized; 12,445,051 and 12,381,251 shares
        respectively, issued and outstanding                 124,451          123,813
    Additional paid-in capital                            19,708,289       19,471,069
    Deficit                                               (5,418,003)      (4,314,071)
-------------------------------------------------------------------------------------

         Total shareholders' equity                       14,414,737       15,280,811
-------------------------------------------------------------------------------------

                                                        $ 17,324,632     $ 18,167,581
=====================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                Common Stock              Additional       Retained           Treasury Stock
                                                ------------               Paid-in         Earnings           --------------
                                            Shares         Amount          Capital         (Deficit)       Shares         Amount
-----------------------------------------------------------------------------------------------------------------------------------
Balance at August 30, 2002                12,314,575    $    123,146    $ 19,513,977     $ (4,401,830)      72,977     $   (156,345)

    Treasury stock reissued and
       common stock issued through
       stock options and 401(k) plan          27,176             272         (74,208)              --      (72,977)         156,345
    Net loss for the six months                   --              --              --         (252,889)          --               --
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE at February 28, 2003              12,341,751    $    123,418    $ 19,439,769     $ (4,654,719)          --     $         --
===================================================================================================================================

Balance at August 29, 2003                12,381,251    $    123,813    $ 19,471,069     $ (4,314,071)          --     $         --

    Common stock issued through
       stock options                          63,800             638          97,420               --           --               --
    Value of stock options granted
       for services                               --              --         139,800               --           --               --
    Net loss for the six months                   --              --              --       (1,103,932)          --               --
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT FEBRUARY 27, 2004              12,445,051    $    124,451    $ 19,708,289     $ (5,418,003)          --     $         --
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Six months ended
                                                             FEBRUARY 27,     February 28,
                                                                 2004             2003
------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES
    Net loss                                                 $ (1,103,932)    $   (252,889)
    Adjustments to reconcile net loss to
         cash provided by operating activities
        Depreciation and amortization                           1,042,501          769,927
        Issuance of treasury and common stock for
            benefit plan                                               --           82,409
        Value of stock options granted
            for services                                          139,800               --
        Provision for bad debts                                    60,000           35,000
        Provision for inventory reserves                          150,000          100,000
        Provision (benefit)for deferred income taxes             (467,000)        (142,000)
    Changes in assets and liabilities
            Accounts receivable                                   649,255          (85,429)
            Inventories                                           306,339          347,962
            Other assets                                          (19,208)         (29,384)
            Accounts payable and accrued expenses                 (97,813)         270,578
            Customer deposits                                     124,107         (140,983)
------------------------------------------------------------------------------------------

                                                                  784,049          955,191
------------------------------------------------------------------------------------------

CASH USED FOR INVESTMENT ACTIVITIES
    Property and equipment expenditures                          (185,236)        (368,987)
    Capitalized software additions                               (978,584)        (419,269)
    License agreement, patent, and trademark expenditures        (171,860)        (496,006)
------------------------------------------------------------------------------------------

                                                               (1,335,680)      (1,284,262)
------------------------------------------------------------------------------------------

CASH USED FOR FINANCING ACTIVITIES
    Repayment of long-term debt                                    (3,169)          (2,988)
    Proceeds from stock options exercised                          98,058               --
------------------------------------------------------------------------------------------

                                                                   94,889           (2,988)
------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                            (456,742)        (332,059)
Cash and cash equivalents, beginning of period                  4,213,252        5,117,756
------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                     $  3,756,510     $  4,785,697
==========================================================================================

Supplemental disclosure of cash flow information:
    Cash paid during the six months for:
          Interest                                           $     42,575     $     31,969
          Income taxes                                       $         --     $         --
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

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as published by the staff of the Securities and Exchange Commission. Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. The Company recognizes revenues in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three and six months ended February 27, 2004, revenues to one customer in the amount of $1,481,000 and $2,743,000, respectively, were appropriately recorded prior to delivery as bill and hold transactions in accordance with the provisions of SAB 101. At February 27, 2004, accounts receivable for these revenues amounted to $1,481,000.

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

STOCK BASED COMPENSATION

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standard (SFAS) No 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," but applies Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its plans. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table includes disclosures required by SFAS No. 123, as amended by SFAS No. 148, and illustrates the effect on net earnings (loss) and net earnings
(loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                     Three months ended             Six months ended
                                 --------------------------------------------------------
                                 FEBRUARY 27,  February 28,    FEBRUARY 27,   February 28,
                                     2004           2003           2004           2003
-----------------------------------------------------------------------------------------
Net loss
   As Reported                   $ (655,264)    $  116,657     $(1,103,932)    $ (252,889)
   Deduct:
         Compensation cost
         using the fair value
         method, net of tax         (56,455)       (27,009)        (62,311)       (47,663)
-----------------------------------------------------------------------------------------

   Pro Forma                     $ (711,719)    $   89,648     $(1,166,243)    $ (300,552)
=========================================================================================
Loss per share
   As Reported
         Basic                   $     (.05)    $      .01     $      (.09)    $     (.02)
         Diluted                       (.05)           .01            (.09)          (.02)
   Pro Forma
         Basic                         (.06)           .01            (.09)          (.02)
         Diluted                       (.06)           .01            (.09)          (.02)
=========================================================================================

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                             Three months ended           Six months ended
                          ------------------------------------------------------
                          FEBRUARY 27,  February 28,  FEBRUARY 27,  February 28,
                             2004          2003          2004          2003
--------------------------------------------------------------------------------

Risk free interest rate      4.00%         4.00%         4.00%         4.00%
Expected term               3 YEARS       3 years      2.8 YEARS      3 years
Volatility                     90%           90%           90%           90%
Expected annual dividends     NONE          none          NONE          none
================================================================================

The weighted average fair value of options granted was as follows:

                             Three months ended           Six months ended
                          ------------------------------------------------------
                          FEBRUARY 27,  February 28,  FEBRUARY 27,  February 28,
                             2004          2003          2004          2003
--------------------------------------------------------------------------------

Per share option value    $     1.23    $      .52    $     1.23    $      .52
Aggregate total           $  474,230    $    9,930    $  474,230    $    9,930
================================================================================

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

FISCAL YEAR

The Company uses a fifty-two, fifty-three week year. The fiscal year ends on the Friday closest to August 31. Fiscal year 2004 contains fifty-three weeks while fiscal 2003 contained fifty-two weeks.

NOTE 2    ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

                                         FEBRUARY 27,       August 29,
                                             2004             2003
          ------------------------------------------------------------
                                         (UNAUDITED)

          Accounts receivable - trade    $  3,199,764     $  3,838,644
          Other receivables                    76,843           76,143
          ------------------------------------------------------------
                                            3,276,607        3,914,787

          Less allowance for
                doubtful accounts            (425,735)        (354,660)
          ------------------------------------------------------------

                                         $  2,850,872     $  3,560,127
          ============================================================

NOTE 3    INVENTORIES

Inventories are summarized as follows:

                                           FEBRUARY 27,     August 29,
                                               2004            2003
                                           (UNAUDITED)
          -------------------------------------------------------------

          Raw material                    $  2,271,792     $  2,347,542
          Work-in-process                      990,048          951,078
          Finished goods                     1,817,145        2,334,578
          -------------------------------------------------------------
                                             5,078,985        5,633,198
          -------------------------------------------------------------

          Less inventory reserves           (3,392,489)      (3,490,363)
          -------------------------------------------------------------

                                          $  1,686,496     $  2,142,835
          =============================================================

During the first six months of fiscal 2004 inventory reserves were reduced by inventory write-offs of $248,000 and increased by provisions of $150,000. The Company's inventory reserve of approximately $3,392,000 at February 27, 2004 is to provide for items that are potentially slow-moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that is reasonably possible should the Company's sales efforts not be successful.

NOTE 4    OTHER ASSETS

Other assets consisted of the following:

                                               FEBRUARY 27, 2004
          --------------------------------------------------------------------
                                                  ACCUMULATED
                                    COST         AMORTIZATION          NET
          --------------------------------------------------------------------
          License agreements    $    570,000     $   (140,830)    $    429,170
          Patents                    329,387               --          329,387
          Trademarks                  58,420             (229)          58,191
          Loan facility fees          50,000          (33,333)          16,667
          Other                        6,889               --            6,889
          --------------------------------------------------------------------
                                $  1,014,696     $   (174,392)    $    840,304
          ====================================================================

                                                August 29, 2003
          --------------------------------------------------------------------
                                                  Accumulated
                                    Cost         Amortization          Net
          --------------------------------------------------------------------

          Loan facility fees    $    570,000     $    (82,500)    $    487,500
          Patents                    174,369               --          174,369
          Trademarks                  41,578               --           41,578
          Loan facility fees          50,000           (8,333)          41,667
          Other                        6,889               --            6,889
          --------------------------------------------------------------------
                                $    842,836     $    (90,833)    $    752,003
          ====================================================================


Amortization expense of other assets for the three and six months ended February 27, 2004, amounted to $41,000 and $84,000, respectively. Amortization expense of other assets for the three and six months ended February 28, 2003, amounted to $40,000 and $53,000, respectively.

The Company conducts an ongoing review of its intellectual property rights and potential trademarks. As of February 27, 2004, the Company incurred $329,000 and $47,000 of legal expenses related to the filing of applications for various patents and trademarks, respectively. Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life or their estimated useful lives. At February 27, 2004, the cost of registered trademarks amounted to $11,000. License agreements are amortized over their estimated useful life of five years. Loan facility fees are amortized over twelve months.

NOTE 5    INCOME TAXES

For the six months ended February 27, 2004, the income tax benefit of $467,000 was comprised of deferred federal and state income tax benefits of $436,000 and $31,000, respectively. Net deferred tax assets increased $467,000 to $3,605,000, principally due to an increase in net operating loss carryforwards in the first six months. At February 27, 2004, a valuation allowance of $98,000 was recorded related to general business and foreign tax credits of $98,000, which expire September 3, 2004. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that deferred tax assets net of valuation allowances will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be further reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At February 27, 2004, the Company had a federal net operating loss carryforward of approximately $4,855,000, which expires beginning fiscal 2020 through fiscal 2024. Additionally, the Company had general business and foreign tax credit carryforwards of $98,000, expiring in fiscal 2004, which are fully offset by a valuation allowance, an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009.

NOTE 6    EARNINGS PER SHARE (UNAUDITED)

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.

                                                                                Three months ended
                                                  ----------------------------------------------------------------------------

                                                              FEBRUARY 27, 2004                       February 28, 2003
                                                  ------------------------------------    ------------------------------------
                                                                                 PER                                     Per
                                                   EARNINGS        SHARES       SHARE      Earnings        Shares       share
                                                  (NUMERATOR)   (DENOMINATOR)   AMOUNT    (Numerator)   (Denominator)   amount
                                                  -----------   -------------   ------    -----------   -------------   ------
Net earnings (loss)                               $  (655,264)                            $   116,657
                                                  ===========                             ===========
BASIC EARNINGS (LOSS) PER SHARE:
    Net earnings (loss) available
        to common shareholders                    $  (655,264)    12,416,820    $( .05)   $   116,657     12,320,961    $  .01

Effect of dilutive potential
    common shares:
        Stock options                                      --             --                       --         34,731
                                                  --------------------------              --------------------------

DILUTED EARNINGS (LOSS)  PER SHARE:
    Net earnings (loss) available
        to common shareholders                    $  (655,264)    12,416,820    $( .05)   $   116,657     12,355,692    $  .01
                                                  ==========================    ======    ==========================    ======

                                                                                 Six months ended
                                                  ----------------------------------------------------------------------------

                                                              FEBRUARY 27, 2004                       February 28, 2003
                                                  ------------------------------------    ------------------------------------
                                                                                 PER                                     Per
                                                   EARNINGS        SHARES       SHARE      Earnings        Shares       share
                                                  (NUMERATOR)   (DENOMINATOR)   AMOUNT    (Numerator)   (Denominator)   amount
                                                  -----------   -------------   ------    -----------   -------------   ------
Net earnings (loss)                               $(1,103,932)                            $  (252,889)
                                                  ===========                             ===========
BASIC EARNINGS(LOSS)  PER SHARE:
    Net earnings (loss) available
        to common shareholders                    $(1,103,932)    12,406,695    $( .09)   $  (252,889)    12,294,393    $( .02)

Effect of dilutive potential
    common shares:
        Stock options                                      --             --                       --             --
                                                  --------------------------              --------------------------

DILUTED EARNINGS (LOSS) PER SHARE:
    Net earnings (loss) available
        to common shareholders                    $(1,103,932)    12,406,695    $( .09)   $  (252,889)    12,294,393    $( .02)
                                                  ==========================    ======    ==========================    ======

Stock options excluded from the diluted net earnings (loss) per share calculation due to their anti-dilutive effect are as follows:

                                    Three months ended               Six months ended
                              --------------------------------------------------------------
                                FEBRUARY 27,    February 28,    FEBRUARY 27,    February 28,
                                   2004            2003            2004            2003
                              --------------------------------------------------------------
     Common stock options:
         Number of shares        1,750,625         975,365       1,750,625       1,006,903
         Exercise price       $ .63 TO $5.63  $ .91 to $5.63  $ .63 TO $5.63  $ .91 to $5.63
                              ==============================================================

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

In this single operating segment the Company has three sources of revenues as follows:

                                             Three months ended               Six months ended
                                        -------------------------------------------------------------
                                         FEBRUARY 27,    February 28,    FEBRUARY 27,    February 28,
                                            2004            2003            2004            2003
                                        -------------------------------------------------------------

     Product Line
         Direct Broadcast Satellite     $  4,389,719    $  4,692,143    $  8,529,962    $  8,174,711
         Telecom and Custom Products         193,974         379,284         605,655         730,659
         Service                             129,230         147,725         327,511         258,900
                                        -------------------------------------------------------------

                                        $  4,712,923    $  5,219,152    $  9,463,128    $  9,164,270
                                        =============================================================

Revenues by geographic area are as follows:

                                              Three months ended              Six months ended
                                        -------------------------------------------------------------
                                         FEBRUARY 27,    February 28,    FEBRUARY 27,    February 28,
                                             2004            2003           2004            2003
                                        -------------------------------------------------------------

     Geographic Area
         United States                  $  4,626,996    $  5,005,811    $  9,187,226    $  8,760,977
         Latin America                         1,669          95,359          57,805         151,759
         Canada                               37,912          52,985         113,117         119,715
         Europe                               45,280          53,777          63,172         106,051
         Other                                 1,066          11,220          41,808          25,768
                                        -------------------------------------------------------------

                                        $  4,712,923    $  5,219,152    $  9,463,128    $  9,164,270
                                        =============================================================

All of the Company's long-lived assets are located in the United States. Customers representing 10% or more of the respective periods' revenues are as follows:

                         Three months ended             Six months ended
                      ---------------------------------------------------------
                      FEBRUARY 27,   February 28,   FEBRUARY 27,   February 28,
                         2004           2003           2004           2003
                      ---------------------------------------------------------
     Customer 1          40.1%          39.5%          38.7%          44.2%
     Customer 2          15.5%          21.5%           (A)           16.0%
                     ==========================================================

     (a)  Revenues for the period were less than 10% of total revenues.

NOTE 8    COMMITMENTS

During the second quarter of fiscal 2003, the Company entered into two manufacturing and purchasing agreements for certain finished goods inventories. The agreement committed the Company to purchase $2,116,000, over an eighteen month period, beginning in the third quarter of fiscal 2003. During the first six months of fiscal 2004, purchase commitments were increased by $1,552,000. At February 27, 2004, outstanding purchase commitments under these two agreements amounted to $2,812,000. In addition, the Company maintains a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,964,000 at February 27, 2004. Pursuant to the above agreements, at February 27, 2004, the Company had outstanding letters of credit in the amount of $4,776,000.

During the first quarter of fiscal 2004, the Company entered into a two-year agreement aggregating $870,000 for engineering design and software development services. At February 27, 2004, the outstanding commitment under the agreement was $689,000.

NOTE 9    GUARANTEES AND WARRANTY LIABILITY

Warranty
The Company warrants its products for a twelve-month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. The Company expenses costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty provisions amounted to $66,000 at February 27, 2004. There were no changes to the warranty accrual for the three and six month periods ended February 27, 2004.

Letters of Credit
Wegener Communications Inc., the Company's wholly owned subsidiary (WCI), provides standby letters of credit to certain suppliers in the ordinary course of business pursuant to manufacturing and purchasing agreements. At February 27, 2004, outstanding letters of credit, amounted to $4,776,000.

Financing Agreements
The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At February 27, 2004, no balances were outstanding on the loan facility.

NOTE 10   STOCK OPTIONS

During the first six months of fiscal 2004, options for 100,000 shares of common stock, exercisable at $2.39, were granted pursuant to a consulting agreement to provide software development services. The fair value of the options was measured on the grant date using the Black-Scholes option pricing model. As the options were fully vested and nonforfeitable, the fair value of $139,800 was charged to research and development expenses during the six months ended February 27, 2004, in accordance with EITF 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Additionally, during the first six months of fiscal 2004 options for 367,000 shares of common stock, exercisable at $2.21, were granted to employees. At February 27, 2004, options for 1,750,625 shares of common stock were outstanding with a weighted average exercise price of $1.87 and with exercise prices ranging from $.63 to $5.63. At February 27, 2004, options for 486,575 shares of common stock were available for issuance under the 1998 Incentive Plan. Additionally, during the first six months of fiscal 2004, options for 63,800 shares with exercise prices ranging from $.84 to $2.31 were exercised.

WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended August 29, 2003, contained in the Company's 2003 Annual Report on Form 10-K.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, future business or product development plans, research and development activities, capital spending, financing sources or capital structure, the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, governmental regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, availability of materials, new and existing well-capitalized competitors, and other uncertainties detailed in the Company's Form 10-K for the year ended August 29, 2003, and from time to time in the Company's periodic Securities and Exchange Commission filings.

The Company, through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary, designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries.

OVERVIEW

STRATEGY

Our current focus is to increase bookings and revenues and return to profitability. We have two pilot programs in process with strategic customers for anticipated large iPump(TM) Media Server orders. Resources are being expended to ensure that the pilot programs are successful and are converted to significant orders for the product. Discussions for product acceptance of the DTV700 series product line are underway with major cable MSOs. Overseas manufacturing is still being used for high volume products, such as Unity 4600 and iPump, to secure competitive product pricing. Additionally, key partnerships are being developed with complimentary companies in our market space to meet customer demands for complete network solutions.

We are rebranding our image to capitalize on our corporate twenty-five year history of developing reliable, innovative products. The intent is to focus marketing efforts on the Wegener name and reduce product sub-brands, in an effort to lower marketing expenses and increase the brand equity of our name. The image change and supporting marketing documentation will be unveiled at the National Association of Broadcasters (NAB) tradeshow in April 2004.

Internally, we have changed leadership within the sales department during the first half of the fiscal year to improve results. Additionally, we have focused on refining our processes to build a strong framework for quality product development to create a competitive advantage within the market. The process improvement is within the confines of the ISO processes and we continue to focus on maintaining ISO 9001:2000 certification.


CURRENT DEVELOPMENTS

During the first six months of fiscal 2004, we completed development of the next generation of products in the following four product lines. We anticipate the new product introductions will drive renewed interest from enterprise, cable and broadcast customers.

     1) iPump Media Servers were deployed to the field during the first half of the fiscal year. Ascent Media and another enterprise customer purchased pilot systems to test-market iPump technology during the first half of fiscal 2004. Significant numbers of quotes for the iPump products are outstanding and we anticipate increased sales of iPump Media Servers during the second half of the fiscal year. Within the next two years, we expect iPump sales to overtake the more traditional Unity Integrated Receiver Decoder
          (IRD) products (which do not contain store and forward capabilities) in generating revenue in the enterprise market segment. The cable programmer and broadcast market spaces appear to be lagging behind the enterprise market in adopting the store and forward technology, although we expect all three market spaces to eventually adopt the new technology.

     2) MediaPlan i/o and MediaPlan CM products, as modules to our patented Compel Control System, were introduced to the market during the first half of the fiscal year. The first purchaser of MediaPlan i/o Media Ingest Station was Globecomm, a major system integrator. MediaPlan CM Content Management System was released from engineering and a field test was initiated with a potential customer. The MediaPlan products are crucial for customers in controlling iPump Media Servers and will help increase sales of iPump Media Servers. The MediaPlan products are a competitive advantage for us in sales of the iPump product, since it allows customers to fully utilize the iPump Media Server technology.

     3) The Unity4600 Professional Receiver Decoder began shipping in volume during the first half of the fiscal year. Fox Cable used the Unity4600 in deploying new standard definition and high definition television networks throughout the first half of fiscal 2004 and is expected to continue using the Unity4600 throughout the remainder of the fiscal year and beyond. We anticipate that additional existing customers will transition to using the Unity4600 from legacy Unity receivers during the second half of the fiscal year.

     4) The DTV744 products were introduced to the market during the first half of fiscal year 2004. The predecessors of the DTV744 are the DTV700 and DTV701 and were well received in the market, including an OEM version being sold by Scientific Atlanta. The DTV products are a new product line for us and have revived our product offerings in the cable MSO market. The additional product line diversifies our revenue potential. Other new additions to this product line will begin shipping during the second half of fiscal year 2004.

FINANCIAL POSITION AND LIQUIDITY

We have no long-term debt or line of credit borrowings outstanding at February 27, 2004. Our cash and cash equivalents were $ 3,757,000 at February 27, 2004. Our $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable and inventories, is currently being used to support import letters of credit issued to our offshore manufacturers, which at February 27, 2004 amounted to $4,157,000. At February 27, 2004, approximately $65,000 net of the outstanding letters of credit, was available to borrow under the advance formulas. We are currently in discussions with the bank to increase the availability advance formulas as well as the maximum limit of the credit facility to accommodate an expected increase in our outstanding import letters of credit balances.

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED FEBRUARY 27, 2004 COMPARED TO THREE AND SIX MONTHS ENDED FEBRUARY 28, 2003

The following table sets forth, for the periods indicated, the components of the results of operations as a percentage of sales:

                                                    Three months ended               Six months ended
                                                ------------------------------------------------------------
                                                FEBRUARY 27,    February 28,    FEBRUARY 27,    February 28,
                                                   2004            2003            2004            2003
                                                ------------------------------------------------------------
     Revenues                                     100.0%          100.0%          100.0%          100.0%
     Cost of products sold                         74.6            64.1            73.9            65.3
        Gross margin                               25.4            35.9            26.1            34.7
     Selling, general, and administrative          27.1            17.9            26.4            23.6
     Research & development                        16.4            14.5            16.0            15.4
     Operating income (loss)                      (18.1)            3.6           (16.3)           (4.3)
     Interest expense                               (.5)            (.3)            (.5)            (.3)
     Interest income                                 .2              .3              .1              .4
     Earnings (loss) before income taxes          (18.4)            3.5           (16.6)           (4.3)
     Income tax expense (benefit)                  (4.5)            1.3            (4.9)           (1.6)
     Net earnings (loss)                          (13.9)%           2.2%          (11.7)%          (2.8)%
                                                ============================================================

The operating results for the three and six month periods ended February 27, 2004 were a net loss of $(655,000) or $ (0.05) per share and a net loss of $(1,104,000) or $(0.09) per share, respectively, compared to net earnings of $117,000 or $0.01 per share and a net loss of $(253,000) or $(0.02) per share, respectively, for the three and six month periods ended February 28, 2003.

REVENUES - The Company's revenues for the three months ended February 27, 2004 decreased $506,000 or 9.7% to $4,713,000 from $5,219,000. Revenues for the six months ended February 27, 2004 increased $299,000 or 3.3% to $9,463,000 from $9,164,000.

Direct Broadcast Satellite (DBS) revenues (including service revenues) decreased $321,000 or 6.6% in the second quarter of fiscal 2004 to $4,519,000 from $4,840,000 in the same period of fiscal 2003. For the six months ended February 27, 2004, DBS revenues increased $424,000 or 5.0% to $8,857,000 from $8,434,000 for the six months ended February 28, 2003. Revenues and order backlog are subject to the timing of significant orders from customers and are difficult to forecast. As a result, revenue levels may fluctuate from quarter to quarter. DBS revenues were adversely impacted by delayed purchasing decisions in the digital satellite transmission market and delayed product introductions by the Company. The second quarter and first six months of fiscal 2004 included shipments of equipment to Autotote Communications for network upgrades and expansion and to Ascent Media for new cable network applications and expansion of private video networks. Ascent Media shipments included initial deliveries of iPUMP Media Servers for the cable network application. Additional customer shipments of the iPUMP were delayed due to final software testing requirements. Additionally, the first six months of fiscal 2004 included shipments of UNITY4600 digital receivers to FOX Sports Net for digital cable network distribution upgrades and new high-definition cable television network applications.

Telecom and Custom Products Group revenues decreased $185,000 or 48.9% in the second quarter of fiscal 2004 to $194,000 from $379,000 in the same period of fiscal 2003. For the six months ended February 27, 2004, Telecom and Custom Products Group revenues decreased $125,000 or 17.1% to $606,000 from $731,000 for the six months ended February 28, 2003. The decrease in revenues for the three and six month periods was mainly due to decreased shipments of cue and control equipment to provide local commercial insertion capabilities to cable television operators.

For the three months ended February 27, 2004, two customers accounted for 40.1% and 15.5% of revenues, respectively. For the three months ended February 28, 2003, the same two customers accounted for 39.5% and 21.5% of revenues, respectively. For the six months ended February 27, 2004, one of the customers accounted for 38.7% of revenues. For the six months ended February 28, 2003, these two customers accounted for 44.2% and 16.0% of revenues, respectively. Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues and that trend is expected to continue throughout fiscal 2004 and beyond. The Company's backlog is comprised of undelivered, firm customer orders which are scheduled to ship within eighteen months. The backlog was approximately $13,900,000 at February 27, 2004, compared to $12,700,000 at August 29, 2003, and $13,200,000 at February 28, 2003. Two customers accounted for 74.0 % and 17.9%, respectively, of the backlog at February 27, 2004. The total multi-year backlog at February 27, 2004, was approximately $22,800,000.

GROSS PROFIT MARGINS - The Company's gross profit margin percentages were 25.4% and 26.1% for the three and six month periods ended February 27, 2004, compared to 35.9% and 34.7% for the three and six month periods ended February 28, 2003. Gross profit margin dollars decreased $676,000 and $703,000 for the three and six month periods ended February 27, 2004, compared to the same periods ended February 28, 2003. For the three and six months ended February 27, 2004, gross margin dollars and percentages were unfavorably impacted by a product mix with lower variable cost components and increases in capitalized software amortization expenses. The product mix for the three and six months ended February 27, 2004 included increased amounts of lower margin reseller uplink equipment compared to the same periods of fiscal 2003. For the three and six months ended February 28, 2004, reseller equipment comprised approximately 15.1% and 9.1% of sales, respectively, compared to less than 1.0% for the same periods of fiscal 2003. Capitalized software amortization expense increased $154,000 and $250,000 in the second quarter and first six months of fiscal 2004 compared to the same periods of fiscal 2003. Profit margins in the three and six month periods of fiscal 2004 included inventory reserve charges of $75,000 and $150,000 compared to $100,000 and $100,000 for the same periods of fiscal 2003.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative (SG&A) expenses increased $346,000 or 37.2% to $1,279,000 for the three months ended February 27, 2004, from $932,000 for the three months ended February 28, 2003. For the six months ended February 27, 2004, SG&A expenses increased $338,000 or 15.6% to $2,499,000 from $2,162,000 for the same period ended February 28, 2003. The increase in SG&A expenses in the second quarter of fiscal 2004 was mainly due to increases in corporate and WCI professional fees of $133,000 and $84,000, higher compensation and relocation costs of $72,000 and $21,000 due to the addition of three people in WCI's sales and marketing departments. In the first six months of fiscal 2004, WCI professional fees decreased $203,000 mainly due to lower legal expenses as a result of settlement in fiscal 2003 of a complaint filed by StarGuide Digital Networks, Inc. against WCI primarily alleging patent infringement. The decrease in WCI professional fees was offset by an increase in corporate professional fees of $249,000, higher compensation and relocation costs of $155,000 and $29,000 due to the addition of three people in WCI's sales and marketing departments and higher selling and administrative overhead expenses at WCI of $79,000. As a percentage of revenues, SG&A expenses were 27.1% and 26.4% for the three and six month periods ended February 27, 2004, compared to 17.9% and 23.6% for the same periods of fiscal 2003.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $1,206,000, or 25.6% of revenues, and $2,494,000, or 26.4% of revenues, for the three and six month periods ended February 27, 2004, compared to $979,000, or 18.8% of revenues, and $1,829,000, or 20.0% of revenues, for the same periods of fiscal 2003. Capitalized software development costs amounted to $431,000 and $979,000 for the second quarter and first six months of fiscal 2004 compared to $225,000 and $419,000 for the same periods of fiscal 2003. The increases in capitalized software costs are due to increased expenditures on COMPEL network control software, the iPump Media Server, UNITY4600 and DTV series 700 products. Research and development expenses, excluding capitalized software expenditures, were $774,000, or 16.4% of revenues, and $1,515,000, or 16.0% of revenues, for the three and six months ended February 27, 2004, compared to $754,000, or 14.4% of revenues, and $1,410,000, or 15.4% of revenues, for the same periods of fiscal 2003. The increase in expenses for the three and six months ended February 27, 2004 was primarily due to increased engineering consulting expenses, net of amounts capitalized as software development costs. The expenditures for research and development for the second half of fiscal 2004 are expected to continue at a rate similar to that of the first half of fiscal 2004.

INTEREST EXPENSE - Interest expense increased $7,000 to $24,000 for the three months ended February 27, 2004, from $17,000 for the three months ended February 28, 2003. For the six months ended February 27, 2004, interest expense increased $11,000 to $43,000 from $32,000 for the same period ended February 28, 2003. The increases for the three and six month periods in fiscal 2004 were primarily due to an increase in the average outstanding letter of credit commitment balances.

INTEREST INCOME - Interest income was $9,000 and $14,000 for the three and six month periods ended February 27, 2004, compared to $13,000 and $33,000 for the same periods ended February 28, 2003. The decreases for the three and six months ended February 27, 2004 were mainly due to lower average cash equivalent balances and lower investment yields.

INCOME TAX EXPENSES - For the six months ended February 27, 2004, the income tax benefit of $467,000 was comprised of deferred federal and state tax benefits of $436,000 and $31,000, respectively. For the six months ended February 27, 2004, the federal deferred tax benefit was offset by a valuation allowance of $98,000 related to general business and foreign tax credits of $98,000, which expire September 3, 2004. Net deferred tax assets increased $467,000 in the first six months of fiscal 2004 to $3,605,000, principally due to increases in net operating loss carryforwards during the period. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets, net of valuation allowances, will be realized. The amount of the tax assets considered realizable, however, could be further reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of the Company's financial condition and results of operations and require management's most subjective or difficult judgements. These policies are as follows:

REVENUE RECOGNITION - The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as published by the staff of the Securities and Exchange Commission. Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. The Company recognizes revenues in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three and six months ended February 27, 2004, revenues to one customer in the amount of $1,481,000 and $2,743,000, respectively, were appropriately recorded prior to delivery as bill and hold transactions in accordance with the provisions of SAB
101. At February 27, 2004, accounts receivable for these revenues amounted to $1,481,000.

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

INVENTORY RESERVES - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At February 27, 2004, inventories, net of reserve provisions, amounted to $1,686,000.

CAPITALIZED SOFTWARE COSTS - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At February 27, 2004, capitalized software costs, net of accumulated amortization, amounted to $1,650,000.

DEFERRED TAX ASSET VALUATION ALLOWANCE - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized.

Realization of the Company's deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. At February 27, 2004, a valuation allowance of $98,000 was recorded related to general business and foreign tax credits of $98,000, which expire September 3, 2004. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets, net of valuation allowances, will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be further reduced if estimates of future taxable income during the carryforward period are reduced. Any reduction in the realizable value of deferred tax assets would result in a charge to income tax expense in the period such determination was made. At February 27, 2004, deferred tax assets, net of valuation allowances, amounted to $3,605,000, of which approximately $1,746,000 relates to net operating loss carryforwards which expire beginning in fiscal 2020 through 2024, an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009.

ACCOUNTS RECEIVABLE VALUATION - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At February 27, 2004, accounts receivable, net of allowances for doubtful accounts, amounted to $2,851,000.

LIQUIDITY AND CAPITAL RESOURCES
SIX MONTHS ENDED FEBRUARY 27, 2004

At February 27, 2004, the Company's primary sources of liquidity were cash and cash equivalents of $3,757,000 and a $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable and inventories. At February 27, 2004, approximately $65,000, net of outstanding letters of credit in the amount of $4,157,000, was available to borrow under the advance formulas. Cash and cash equivalents decreased $457,000 during the first six months of fiscal 2004.

During the first six months of fiscal 2004, operating activities provided $784,000 of cash. Net loss adjusted for noncash expenses used $179,000 of cash, while changes in accounts receivable, inventories and customer deposit balances provided $1,080,000 of cash. Changes in accounts payable and accrued expenses, and other assets used $117,000 of cash. Cash used by investing activities was $185,000 for property and equipment expenditures, $979,000 for capitalized software additions and $172,000 for legal expenses related to the filing of applications for various patents and trademarks. Financing activities used cash of $3,200 for scheduled repayments of long-term debt and provided $98,000 of cash from the exercise of stock options.

WCI's bank loan facility provides a maximum available credit limit of $5,000,000 with sublimits as defined. The loan facility matures on June 30, 2004, or upon demand and requires an annual facility fee of 1% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank's prime rate (4.00% at February 27, 2004).

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable, 20% of eligible raw materials inventories, 20% of eligible work-in-process kit inventories, and 40% to 50% of eligible finished goods inventories. Advances against inventory are subject to a sublimit of $2,000,000. At February 27, 2004, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. The loan facility is currently being used to support import letters of credit issued to our offshore manufacturers, which at February 27,2004 amounted to $4,157,000. At February 27, 2004, approximately $65,000 net of outstanding letters of credit, was available to borrow under the advance formulas. We are currently in discussions with the bank to increase the availability advance formulas as well as the maximum limit of the credit facility. The Company believes that an increase in the loan facility and the availability advance formulas will be needed to support outstanding import letters of credit and operations over the next twelve months. While no assurances may be given, WCI believes the existing loan facility will be amended and renewed upon maturity to support import letters of credit requirements, as well as any operational borrowing requirements, over the next twelve months .

The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2003, retain certain key employees, limit expenditures of Wegener Corporation to $600,000 per fiscal year, maintain certain financial ratios, and is precluded from paying dividends. At February 27, 2004, the Company was in compliance with all loan facility covenants.

During the second quarter of fiscal 2003, the Company entered into two manufacturing and purchasing agreements for certain finished goods inventories. The agreement committed the Company to purchase $2,116,000 over an eighteen month period, beginning in the third quarter of fiscal 2003. During the first six months of fiscal 2004, purchase commitments were increased by $1,552,000. At February 27, 2004, outstanding purchase commitments under these two agreements amounted to $2,812,000. In addition, the Company maintains a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,964,000 at February 27, 2004. Pursuant to the above agreements, at February 27, 2004, the Company has outstanding letters of credit in the amount of $4,157,000.

During the first quarter of fiscal 2004, the Company entered into a two year agreement aggregating $870,000 for engineering design and software development services. At February 27, 2004, the outstanding commitment under the agreement was $689,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of the Company's long-term contractual obligations as of February 27, 2004 consisted of:

                                                   Payments Due by Period
                             ------------------------------------------------------------------
                                             Fiscal         Fiscal        Fiscal       Fiscal
     Contractual Obligations    Total         2004        2005-2006     2007-2008       2009
     ----------------------- ------------------------------------------------------------------
     Debt                    $    1,000    $    1,000    $       --    $       --    $       --
     Operating leases           239,000       112,000       121,000         4,000         2,000
     Purchase commitments     5,646,000     5,175,000       471,000            --            --
                             ------------------------------------------------------------------
     Total                   $5,886,000    $5,288,000    $  592,000    $    4,000    $    2,000
                             ==================================================================

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at February 27, 2004 subject to variable interest rate fluctuations.

At February 27, 2004, the Company's cash equivalents consisted of bank commercial paper in the amount of $3,250,000. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

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

PART II.  OTHER INFORMATION
---------------------------

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 20, 2004, the Annual Meeting of Shareholders was held and the shares present voted on the following matters:

     (1.) The shareholders approved the election of the following nominees to the Board of Directors:

                       Thomas G. Elliott  (Class III Director)
                       11,280,956 votes FOR
                          749,166 votes WITHHELD

                       Ned L. Mountain  (Class III Director)
                       11,237,205 votes FOR
                          792,917 votes WITHHELD

                       Wendell H. Bailey  (Class II Director)
                       11,260,879 votes FOR
                          769,243 votes WITHHELD

          The terms of office of Joe K. Parks and C. Troy Woodbury, Jr. as Class I directors and Robert A. Placek as Class II director, continued subsequent to the Annual Meeting.

     (2.) The appointment of BDO Seidman, LLP as auditors for the Company for the fiscal year 2004 was approved with 11,341,805 votes FOR, 345,485 votes AGAINST, and 342,833 votes ABSTAINING.

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

     (b)  Reports on Form 8-K :

          Current Report on Form 8-K dated January 23, 2004, furnishing its press release regarding its results for the first fiscal quarter ended November 28, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            WEGENER CORPORATION
                            -------------------
                               (Registrant)


Date:  April 12, 2004       By: /s/ Robert A. Placek
                                -----------------------------------
                                    Robert A. Placek
                                    President
                                    (Principal Executive Officer)


Date:  April 12, 2004       By: /s/ C. Troy Woodbury, Jr.
                                -----------------------------------
                                    C. Troy Woodbury, Jr.
                                    Treasurer and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)