Form 10-Q
period 2004-05-28
WEGENER CORP
filed 2004-07-12
CIK 715073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2004

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to_____________________

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

                            YES   X                           NO
                                -----                           -----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the ExchangeAct).

                            YES                               NO  X
                                -----                           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common Stock, $.01 par value                           12,523,051 Shares
----------------------------                       -------------------------
           Class                                   Outstanding June 30, 2004

                               WEGENER CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED MAY 28, 2004

                                      INDEX

PART I.  FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements

             Introduction .....................................................3

             Consolidated Statements of Operations
             (Unaudited) - Three and Nine Months Ended
             May 28, 2004 and May 30, 2003 ....................................4

             Consolidated Balance Sheets - May 28,
             2004 (Unaudited) and August 29, 2003 .............................5

             Consolidated Statements of Shareholders' Equity
             (Unaudited) - Nine Months Ended May 28,
             2004 and May 30, 2003 ............................................6

             Consolidated Statements of Cash Flows
             (Unaudited) - Nine Months Ended May 28,
             2004 and May 30, 2003 ............................................7

             Notes to Consolidated Financial
             Statements (Unaudited) ........................................8-15

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..........................16-23

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......24

    Item 4.  Controls and Procedures..........................................24

PART II. OTHER INFORMATION

    Item 1.   Legal Proceedings...............................................25
    Item 2.   None
    Item 3.   None
    Item 4.   None
    Item 5.   None
    Item 6.   Exhibits and Reports on Form 8-K ...............................25

             Signatures.......................................................26

PART I.    FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of May 28, 2004; the consolidated statements of shareholders' equity as of May 28, 2004, and May 30, 2003; the consolidated statements of operations for the three and nine months ended May 28, 2004, and May 30, 2003; and the consolidated statements of cash flows for the nine months ended May 28, 2004, and May 30, 2003, have been prepared without audit. The consolidated balance sheet as of August 29, 2003, has been examined by independent registered public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2003, File No. 0-11003.

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


                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three months ended              Nine months ended
                                              MAY 28,        May 30,         MAY 28,         May 30,
                                               2004           2003            2004            2003
------------------------------------------------------------------------------------------------------
Revenue                                   $  4,777,394    $  6,254,459    $ 14,240,522    $ 15,418,729
------------------------------------------------------------------------------------------------------
Operating costs and expenses
    Cost of products sold                    3,385,022       3,812,723      10,375,171       9,801,488
    Selling, general and administrative      1,150,988       1,592,032       3,650,451       3,753,709
    Research and development                   792,087         654,545       2,307,524       2,064,205
------------------------------------------------------------------------------------------------------
Operating costs and expenses                 5,328,097       6,059,300      16,333,146      15,619,402
------------------------------------------------------------------------------------------------------
Operating income (loss)                       (550,703)        195,159      (2,092,624)       (200,673)
    Interest expense                           (31,374)        (17,996)        (73,949)        (49,965)
    Interest income                             24,436          14,805          38,000          47,717
------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes           (557,641)        191,968      (2,128,573)       (202,921)

Income tax expense (benefit)                  (201,000)         69,000        (668,000)        (73,000)
------------------------------------------------------------------------------------------------------
Net earnings (loss)                       $   (356,641)   $    122,968    $ (1,460,573)   $   (129,921)
------------------------------------------------------------------------------------------------------
Net earnings (loss) per share:
    Basic                                 $       (.03)   $        .01    $       (.12)   $       (.01)
    Diluted                               $       (.03)   $        .01    $       (.12)   $       (.01)
------------------------------------------------------------------------------------------------------

Shares used in per share calculation
    Basic                                   12,483,348      12,351,158      12,432,246      12,313,314
    Diluted                                 12,483,348      12,488,212      12,432,246      12,313,314
------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      MAY 28,        August 29,
                                                       2004            2003
--------------------------------------------------------------------------------
ASSETS                                              (UNAUDITED)

Current assets
    Cash and cash equivalents                      $  2,889,464    $  4,213,252
    Accounts receivable                               2,954,524       3,560,127
    Inventories                                       2,271,921       2,142,835
    Deferred income taxes                             2,111,000       2,109,000
    Other                                               139,113         143,397
--------------------------------------------------------------------------------

         Total current assets                        10,366,022      12,168,611

Property and equipment, net                           2,679,913       2,913,551
Capitalized software costs, net                       1,663,688       1,304,416
Deferred income taxes                                 1,695,000       1,029,000
Other assets, net                                       826,942         752,003
--------------------------------------------------------------------------------
                                                   $ 17,231,565    $ 18,167,581
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                               $  1,216,321    $  1,195,034
    Accrued expenses                                  1,552,276       1,432,749
    Customer deposits                                   295,322         254,667
    Current maturities of long-term obligations              --           4,320
--------------------------------------------------------------------------------

          Total current liabilities                   3,063,919       2,886,770
--------------------------------------------------------------------------------
          Total liabilities                           3,063,919       2,886,770
--------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
    Common stock, $.01 par value; 20,000,000
        shares authorized; 12,523,051 and
        12,381,251 shares respectively,
        issued and outstanding                          125,231         123,813
    Additional paid-in capital                       19,817,059      19,471,069
    Deficit                                          (5,774,644)     (4,314,071)
--------------------------------------------------------------------------------
         Total shareholders' equity                  14,167,646      15,280,811
--------------------------------------------------------------------------------
                                                   $ 17,231,565    $ 18,167,581
================================================================================

         See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                Common Stock            Additional     Retained               Treasury Stock
                                          ------------------------      Paid-in        Earnings            ---------------------
                                          Shares          Amount        Capital        (Deficit)           Shares         Amount
----------------------------------------------------------------------------------------------------------------------------------
Balance at August 30, 2002               12,314,575   $    123,146   $ 19,513,977    $ (4,401,830)         72,977    $   (156,345)

    Issuance of shares through
       stock options and 401(k) plan         56,676            567        (51,208)             --         (72,977)        156,345
    Net loss for the nine months                 --             --             --        (129,921)             --              --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE at May 30, 2003                  12,371,251   $    123,713   $ 19,462,769    $ (4,531,751)             --    $         --
----------------------------------------------------------------------------------------------------------------------------------

Balance at August 29, 2003               12,381,251   $    123,813   $ 19,471,069    $ (4,314,071)             --    $         --
    Common stock issued through
       stock options                        141,800          1,418        206,190              --              --              --
    Value of stock options granted
       for services                              --             --        139,800              --              --              --
    Net loss for the nine months                 --             --             --      (1,460,573)             --              --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MAY 28, 2004                  12,523,051   $    125,231   $ 19,817,059    $ (5,774,644)             --    $         --
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine months ended
                                                        MAY 28,         May 30,
                                                         2004            2003
--------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES
    Net loss                                         $(1,460,573)   $  (129,921)
    Adjustments to reconcile net loss to
           cash provided by operating activities
        Depreciation and amortization                  1,601,187      1,201,085
        Issuance of treasury and common stock for
            benefit plan                                      --         82,409
        Value of stock options granted
       for services                                      139,800             --
        Provision for bad debts                           30,000         65,000
        Provision for inventory reserves                 225,000        100,000
        Provision (benefit) for deferred income taxes   (668,000)       (73,000)
     Warranty reserves                                        --        (20,000)
    Changes in assets and liabilities
            Accounts receivable                          575,603     (1,261,072)
            Inventories                                 (354,086)     1,160,172
            Other assets                                   4,284       (102,758)
            Accounts payable and accrued expenses        140,814      1,128,748
            Customer deposits                             40,655       (297,873)
--------------------------------------------------------------------------------
                                                         274,684      1,852,790
--------------------------------------------------------------------------------

CASH USED FOR INVESTMENT ACTIVITIES
    Property and equipment expenditures                 (241,750)      (504,222)
    Capitalized software additions                    (1,360,239)      (861,467)
    License agreement,
     patent, and trademark expenditures                 (199,771)      (526,670)
--------------------------------------------------------------------------------
                                                      (1,801,760)    (1,892,359)
--------------------------------------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES
    Repayment of long-term debt                           (4,320)        (4,538)
    Proceeds from stock options exercised                207,608         23,295
--------------------------------------------------------------------------------
                                                         203,288         18,757
--------------------------------------------------------------------------------

Decrease in cash and cash equivalents                 (1,323,788)       (20,812)
Cash and cash equivalents, beginning of period         4,213,252      5,117,756
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period             $ 2,889,464    $ 5,096,944
--------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
 Cash paid during the nine months for:
          Interest                                   $    73,949    $    49,965
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    DESCRIPTION OF BUSINESS

We design and manufacture equipment for receiving and transmitting of video, audio and data programming over satellite, cable, broadcast and terrestrial networks. Applications for our equipment include cable and broadcast television, high-definition television, business television, IP data delivery, business music, distance education, radio networks and financial information distribution.

The equipment we provide enables our customers to implement complex networks involving real time switching and control to help them achieve their business plans. Using our technologies, our customers can provide targeted programming and advertising capabilities to their clients.

We also make a complete line of signal processing equipment used by the cable television industry to provide off-air digital and high definition signals to their subscribers. This equipment receives the signals from local terrestrial broadcasters and processes them in ways that make these signals compatible with existing cable plant infrastructure in wide use today.

Our primary customers are major broadcast networks, operators of large private satellite broadcast networks, and major cable television systems operators.

Our principal sources of revenues are from the sales of satellite communications equipment. Embedded in our products is internally developed software of varying applications. Historically, we have not sold or marketed our software separately or otherwise licensed our software apart from the related communications equipment. We operate in one business segment, the manufacture and sale of satellite communications equipment.

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES

The  significant  accounting  policies  followed by the Company are set forth in
Note 1 to the Company's audited consolidated financial statements included in the annual report on Form 10-K for the year ended August 29, 2003.

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as published by the staff of the Securities and Exchange Commission. Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. The Company recognizes revenues in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three and nine months ended May 28, 2004, revenues to one customer in the amount of $1,246,000 and $3,911,000 respectively, were appropriately recorded prior to delivery as bill and hold transactions in accordance with the provisions of SAB 101. At May 28, 2004, accounts receivable for these revenues amounted to $1,246,000 and were paid in full subsequent to May 28, 2004.

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

STOCK-BASED COMPENSATION

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

The following table includes disclosures required by SFAS No. 123, as amended by SFAS No. 148, and illustrates the effect on net earnings (loss) and net earnings
(loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

                            Three months ended            Nine months ended
                        --------------------------------------------------------
                          MAY 28,      May 30,          MAY 28,       May 30,
                           2004         2003             2004          2003
--------------------------------------------------------------------------------
Net loss
  As Reported           $(356,641)    $122,968       $(1,460,573)    $(129,921)
  Deduct:
      Compensation cost
  using the fair value
  method, net of tax      (39,384)           -          (101,695)      (47,663)
--------------------------------------------------------------------------------
  Pro Forma             $(396,025)    $122,968       $(1,562,268)    $(177,584)
--------------------------------------------------------------------------------
Loss per share
  As Reported
      Basic               $  (.03)     $   .01         $    (.12)      $  (.01)
      Diluted                (.03)         .01              (.12)         (.01)
  Pro Forma
      Basic                  (.03)         .01              (.13)         (.01)
      Diluted                (.03)         .01              (.13)         (.01)
--------------------------------------------------------------------------------

The fair  value of each  option  was  estimated  on the date of grant  using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions:

                             Three months ended           Nine months ended
                           -----------------------------------------------------
                           MAY 28,        May 30,     MAY 28,            May 30,
                            2004            2003        2004              2003
--------------------------------------------------------------------------------
Risk free interest rate      -               -          4.00%             4.84%
Expected term                -               -        2.8 YEARS          3 years
Volatility                   -               -           90%               75%
Expected annual dividends    -               -          NONE               none
--------------------------------------------------------------------------------

The weighted average fair value of options granted was as follows:

                              Three months ended        Nine months ended
                           -----------------------------------------------------
                            MAY 28,        May 30,    MAY 28,         May 30,
                             2004            2003       2004           2003
--------------------------------------------------------------------------------
Per share option value        -               -        $ 1.23          $ .52
Aggregate total               -               -       $474,230         $9,930
--------------------------------------------------------------------------------

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

NOTE 3   ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

                                          MAY 28,                  August 29,
                                            2004                      2003
--------------------------------------------------------------------------------
                                        (UNAUDITED)


Accounts receivable - trade              $3,272,366                 $3,838,644
Other receivables                            76,843                     76,143
--------------------------------------------------------------------------------
                                          3,349,209                  3,914,787

Less allowance for
    doubtful accounts                      (394,685)                  (354,660)
--------------------------------------------------------------------------------

                                         $2,954,524                 $3,560,127
--------------------------------------------------------------------------------

NOTE 4     INVENTORIES

Inventories are summarized as follows:

                                              MAY 28,          August 29,
                                               2004              2003
--------------------------------------------------------------------------------
                                            (UNAUDITED)

 Raw material                                $2,329,613         $2,347,542
 Work-in-process                              1,199,133            951,078
 Finished goods                               2,210,664          2,334,578
--------------------------------------------------------------------------------
                                              5,739,410          5,633,198
--------------------------------------------------------------------------------

Less inventory reserves                      (3,467,489)        (3,490,363)
--------------------------------------------------------------------------------

                                             $2,271,921         $2,142,835
--------------------------------------------------------------------------------

During the first nine months of fiscal 2004 inventory reserves were reduced by inventory write-offs of $248,000 and increased by provisions of $225,000. The Company's inventory reserve of approximately $3,467,000 at May 28, 2004 is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that is reasonably possible should the Company's sales efforts not be successful.

NOTE 5   OTHER ASSETS

Other assets consisted of the following:

                                                MAY 28, 2004
-----------------------------------------------------------------------------
                            COST                 ACCUMULATED           NET
                                                AMORTIZATION
-----------------------------------------------------------------------------
 License agreements      $   570,000              $(169,329)        $400,671
 Patents                     344,609                      -          344,609
 Trademarks                   71,109                   (503)          70,606
 Loan facility fees           50,000                (45,833)           4,167
 Other                         6,889                      -            6,889
                          $1,042,607              $(215,665)        $826,942


                                            August 29, 2003
-----------------------------------------------------------------------------
                            Cost                 Accumulated           Net
                                                Amortization
-----------------------------------------------------------------------------
 Loan facility fees      $   570,000             $  (82,500)        $487,500
 Patents                     174,369                      -          174,369
 Trademarks                   41,578                      -           41,578
 Loan facility fees           50,000                 (8,333)          41,667
 Other                         6,889                      -            6,889
-----------------------------------------------------------------------------
                         $   842,836             $  (90,833)        $752,003
-----------------------------------------------------------------------------

Amortization expense of other assets for the three and nine months ended May 28, 2004, amounted to $41,000 and $125,000, respectively. Amortization expense of other assets for the three and nine months ended May 30, 2003, amounted to $40,000 and $92,500, respectively.

The Company conducts an ongoing review of its intellectual property rights and potential trademarks. As of May 28, 2004, the Company incurred $329,000 and $47,000 of legal expenses related to the filing of applications for various patents and trademarks, respectively. Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life of the patents and trademarks or their estimated useful lives. At May 28, 2004, the cost of registered trademarks amounted to $11,000. License agreements are amortized over their estimated useful life of five years. Loan facility fees are amortized over twelve months.

NOTE 6    INCOME TAXES

For the nine months ended May 28, 2004, the income tax benefit of $668,000 was comprised of deferred federal and state income tax benefits of $626,000 and $42,000, respectively. Net deferred tax assets increased $668,000 to $3,806,000, principally due to an increase in net operating loss carryforwards in the first nine months. At May 28, 2004, a valuation allowance of $98,000 was recorded related to general business and foreign tax credits of $98,000, which expire September 3, 2004. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that deferred tax assets net of valuation allowances will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be further reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At May 28, 2004, the Company had a federal net operating loss carryforward of approximately $5,382,000, which expires beginning fiscal 2020 through fiscal 2024. Additionally, the Company had general business and foreign tax credit carryforwards of $98,000, expiring in fiscal 2004, which are fully offset by a valuation allowance, an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009.

NOTE 7    EARNINGS PER SHARE (UNAUDITED)

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.


                                                                            Three months ended
                                       ---------------------------------------------------------------------------------------------
                                                       MAY 28, 2004                                    May 30, 2003
                                       ---------------------------------------------------------------------------------------------
                                                                                                                          Per
                                          EARNINGS          SHARES        PER SHARE        Earnings          Shares       share
                                        (NUMERATOR)      (DENOMINATOR)     AMOUNT         (Numerator)    (Denominator)    amount
                                       -------------     ------------     ---------       -----------    ------------    -------
Net earnings (loss)                       $(356,641)                                        $122,968
                                          =========                                         ========
BASIC EARNINGS PER SHARE:
    Net earnings (loss) available
        to common shareholders            $(356,641)       12,483,348        $(.03)         $122,968       12,351,158       $ .01

Effect of dilutive
 potential common shares:
        Stock options                             -                 -                              -          137,054
                                         ----------------------------                     ---------------------------
DILUTED EARNINGS  PER SHARE:
    Net earnings available
        to common shareholders            $(356,641)       12,483,348        $(.03)         $122,968       12,488,212       $ .01
                                         ============================                     ===========================


                                                                            Nine months ended
                                        --------------------------------------------------------------------------------------------
                                                        MAY 28, 2004                                   May 30, 2003
                                        -----------------------------------------         ------------------------------------------
                                                                           PER                                             Per
                                          EARNINGS          SHARES         SHARE          Earnings          Shares         share
                                        (NUMERATOR)      (DENOMINATOR)     AMOUNT        (Numerator)     (Denominator)     amount
                                        -----------      ------------      -------        ----------      -----------     --------
Net earnings (loss)                     $(1,460,573)                                      $(129,921)
                                        ===========                                       =========
BASIC EARNINGS (LOSS) PER SHARE:
    Net earnings (loss) available
        to common shareholders          $(1,460,573)       12,432,246        $(.12)       $(129,921)       12,313,314      $( .01)

Effect of dilutive potential
    common shares:
        Stock options                             -                 -                             -                 -
                                        -----------------------------                     ---------------------------

DILUTED EARNINGS (LOSS)  PER SHARE:
    Net earnings (loss) available
        to common shareholders          $(1,460,573)       12,432,246        $(.12)       $(129,921)       12,313,314      $( .01)
                                        =============================        ======       ===========================      =======


Stock  options   excluded  from  the  diluted  net  earnings  (loss)  per  share calculation due to their anti-dilutive effect are as follows:


                                Three months ended                 Nine months ended
                        -------------------------------------------------------------------
                             MAY 28,          May 30,          MAY 28,            May 30,
                              2004              2003             2004              2003
                        -------------------------------------------------------------------
Common stock options:
    Number of shares       1,640,781         761,050         1,640,781          1,303,425
    Exercise price      $ .63 TO $5.63    $1.41 to $5.63   $ .63 TO $5.63    $ .84 to $5.63
                        ===================================================================


NOTE 8 SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS (UNAUDITED)

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company operates within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment the Company has three sources of revenues as follows:

                                                 Three months ended                    Nine months ended
                                          -------------------------------       --------------------------------
                                             MAY 28,            May 30,             MAY 28,           May 30,
                                              2004                2003               2004              2003
                                          ----------------------------------------------------------------------
Product Line
    Direct Broadcast Satellite             $4,348,494          $5,826,093        $12,878,456         $14,000,804
    Telecom and Custom Products               301,535             282,334            907,190           1,012,994
    Service                                   127,365             146,032            454,876             404,931
                                          ----------------------------------------------------------------------
                                           $4,777,394          $6,254,459        $14,240,522         $15,418,729
                                          ======================================================================


Revenues by geographic area are as follows:

                                Three months ended                      Nine months ended
                         ------------------------------------------------------------------------
                            MAY 28,             May 30,            MAY 28,              May 30,
                             2004               2003                2004                 2003
                         ------------------------------------------------------------------------

Geographic Area
    United States        $4,627,143         $6,028,665         $13,814,369         $14,789,642
    Latin America             3,407             44,807              61,212             196,566
    Canada                  117,341             88,120             230,459             207,835
    Europe                    9,864             21,893              73,035             127,943
    Other                    19,639             70,974              61,447              96,743
                         ------------------------------------------------------------------------
                          $4,777,394        $6,254,459         $14,240,522         $15,418,729
                         ========================================================================


All of the Company's long-lived assets are located in the United States. Customers representing 10% or more of the respective period's revenues are as follows:


                                    Three months ended                       Nine months ended
                               ---------------------------------------------------------------------
                                MAY 28,             May 30,              MAY 28,             May 30,
                                  2004                2003                2004                 2003
                               ---------------------------------------------------------------------
                Customer 1       37.0%               31.6%               38.1%               39.1%
                Customer 2       11.9%               26.8%               10.2%               20.4%
                Customer 3       11.3%                (A)                 (A)                 (A)
                Customer 4        (A)                12.2%                (A)                 (A)


(a) Revenues for the period were less than 10% of total revenues.


NOTE 9    COMMITMENTS

During the second quarter of fiscal 2003, the Company entered into two manufacturing and purchasing agreements for certain finished goods inventories. The agreement committed the Company to purchase $2,116,000 over an eighteen month period, beginning in the third quarter of fiscal 2003. During the first nine months of fiscal 2004, purchase commitments were increased by $1,552,000. At May 28, 2004, outstanding purchase commitments under these two agreements amounted to $2,441,000. In addition, the Company maintains a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,599,000 at May 28, 2004.
Pursuant to the above agreements, at May 28, 2004, the Company had outstanding letters of credit in the amount of $3,678,000.

During the first quarter of fiscal 2004, the Company entered into a two-year agreement aggregating $870,000 for engineering design and software development services. At May 28, 2004, the outstanding commitment under the agreement was $616,000.

NOTE 10    GUARANTEES AND WARRANTY LIABILITY

Warranty
The Company warrants its products for a twelve-month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. The Company expenses costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty provisions amounted to $66,000 at May 28, 2004. There were no changes to the warranty accrual for the three and nine month periods ended May 28, 2004.

Letters of Credit
Wegener Communications Inc., the Company's wholly owned subsidiary (WCI), provides standby letters of credit to certain suppliers in the ordinary course of business pursuant to manufacturing and purchasing agreements. At May 28, 2004, outstanding letters of credit amounted to $3,678,000.

Financing Agreements
The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At May 28, 2004, no balances were outstanding on the loan facility.

NOTE 11    STOCK OPTIONS

During the first nine months of fiscal 2004, options for 100,000 shares of common stock, exercisable at $2.39, were granted pursuant to a consulting agreement to provide software development services. The fair value of the options was measured on the grant date using the Black-Scholes option pricing model. As the options were fully vested and nonforfeitable, the fair value of $139,800 was charged to research and development expenses during the nine months ended May 28, 2004, in accordance with EITF 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Additionally, during the first nine months of fiscal 2004, other stock option activity included grants of options to employees to purchase 368,156 shares at a weighted average exercise price of $2.21, and grants of options to outside directors to purchase 19,000 shares at a weighted average exercise price of $2.38. Options for 141,800 shares with exercise prices ranging from $.84 to $2.31 were exercised and options for 33,000 shares were forfeited. At May 28, 2004, options for 1,640,781 shares of common stock were outstanding with a weighted average exercise price of $1.90 and with exercise prices ranging from $.63 to $5.63. At May 28, 2004, options for 485,419 shares of common stock were available for issuance under the 1998 Incentive Plan.

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

The Company, through Wegener(TM) Communications, Inc. (WCI), a wholly-owned subsidiary, designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries.

OVERVIEW

STRATEGY

We believe that we have the right products for growth in our target markets, particularly the iPump(TM) Media Server product line. However, to date our new order bookings and operational performance have not met our expectations due primarily to a longer than anticipated sales cycle for our new products. While customer interest in our new products remains high, it is difficult to predict with certainty the timing of orders and realization of revenues. Due to this current lack of visibility, it does not appear that our fourth quarter revenues will reach a level sufficient to avoid an operating loss in the fourth quarter of this fiscal year.

Our current focus is to increase new order bookings and revenues with respect to the new products we have released to the market. Based on high levels of customer interest in the iPump Media Server product line, significant numbers of quotes for the product are outstanding. However, the conversion of quotes to orders has been slower than we anticipated. We continue to believe that the iPump Media Server and supporting systems are the best solutions for our customers and anticipate that orders will increase as the customers convert to the new technology. Product acceptance of the DTV 700 series product line is underway with major cable Multiple System Operators (MSOs).

Third party offshore contract manufacturers are being used for high volume products, such as the Unity(R) 4600, iPump and other products to secure competitive product pricing. Additionally, key partnerships continue to develop with complementary companies in our market space to meet customer demands for complete network solutions. Internally, we continue to focus on maintaining ISO 9001:2000 certification.

The rebranding of our corporate image was unveiled at the National Association of Broadcasters (NAB) tradeshow in April 2004. We have received a very positive response from our customers and are now marketing our products under the new Wegener brand.

CURRENT DEVELOPMENTS

During the third quarter of fiscal 2004, we continued development and introduction of our new generation of products in the following four product lines. We anticipate the new product introductions will drive renewed interest from enterprise, cable and broadcast customers.

1) iPump Media Servers began shipping during the first half of the fiscal year. During the third quarter of fiscal 2004, we introduced new versions of iPump products to support the many needs we see for the product family. Ascent Media has accepted the iPump platform based on their field tests and third quarter shipments included additional iPump Servers beyond the field test pilot units.

      WEGENER iPump is a digital media server that combines the features of a professional satellite television receiver and decoder with the advantages of a video server. Network operators can reduce their satellite space segment by storing programming in the WEGENER iPump and scheduling play times for it. Utilizing this method, the operator can utilize limited satellite time to refresh the programming and play-out schedules without the necessity to maintain a constant signal on the satellite.

      Simultaneously, content can be transmitted as files, recorded real-time to disk, or input via digital video decoder (DVD) reader with the iPump Media Server. File delivery can be slower or faster than real-time delivery depending upon the transfer available bandwidth.

      Spot segments can be played back and switched into a live program providing local and customized content insertion. Spot playback may be confirmed with an Internet Protocol (IP) connection to the content management system to validate that a spot has been played on time and at the right schedule. Advanced error detection techniques are combined with an IP terrestrial return path to ensure file delivery to an iPump network. Customers are assured that files are delivered to targeted iPump media servers. iPump supports streaming video and audio services via routing, recording or direct playback from the iPump. Streaming video and audio can be provided to a local area network directly from an iPump. Streaming services can be delivered to multiple end users simultaneously.

         The potential applications for the iPump are:

      Broadcasting
            o     Regional Advertising
            o     Time-Shifted Programming
            o     News Distribution
      Cable Programming
            o     Regional Ad Insertion
            o     Segment Spot Distribution by Group or Region
            o     Video on Demand
      Business Television
            o     Distance Learning, Educational Purposes
            o     Customized Training by Site
            o     Retail Point-of-Sale Displays or Kiosks
            o     Corporate Communications
      Internet and File Delivery
            o     Streaming Media On-Demand
            o     IP Data Distribution
            o     Multi-Format File Distribution

      The recently introduced WEGENER iPump 615 Streaming Media Decoder is a peripheral decoder for the iPump 6400 Professional Media Server. It receives an Internet Protocol stream from the iPump 6400 and outputs audio and video. Utilizing the iPump 6400 and adding iPump 615 units as needed, networks can serve multiple media programs simultaneously to their customers.

      The iPump 615 is ideally suited for retail point-of-sale kiosks and corporate communications.

2) MediaPlan(R) i/o and MediaPlan(R) CM products, modules to our patented Compel Control(R) System, were introduced during the first half of the fiscal year. The MediaPlan products are crucial for customers in controlling iPump Media Servers and are a competitive advantage for us in sales of iPump Media Servers. Two iPump customers are currently field testing the MediaPlan products, and we anticipate the field tests will convert to MediaPlan orders in the coming months.

      MediaPlan i/o is a desktop system to encode, store, edit and add files with associated data (metadata) to media content. MediaPlan i/o teams a professional video/audio encoder with a user-friendly system for adding metadata. It also converts analog audio/video to media files.

      MediaPlan CM is a powerful content management system used for managing assets and delivering them to clients. Operators can actively track content throughout the iPump network. Its flexible metadata authoring tools allow seamless integration to any existing metadata formats.

      WEGENER's new MediaPlan System provides:

      o Tracking of content and other digital files when stored in the iPump Media Servers at the edge of the network, so network operators maintain control of the content throughout their networks.

      o Local management and advanced search of digital files to allow quick access to huge libraries of content and digital files.

      o Attachment of metadata to files, including matching of existing metadata templates, to allow descriptive and control parameters to be added to the digital files.

      o Delivery of the digital files to the iPump Media Servers utilizing patented Compel Network Control grouping functions for delivery to targeted users.

      o Advanced user permissioning to allow multiple users simultaneous access to the system with different views per client.

3) The Unity 4600 Professional Receiver Decoder began shipping in volume during the first half of the fiscal year. Fox Cable Networks continued to use the Unity 4600 for new standard definition and high definition television networks throughout the third quarter of fiscal 2004 and is expected to use the product during the remainder of the fiscal year. HDNet and HDNet Movies have transitioned new shipments of receivers to the Unity 4600 from legacy Unity 4422 receivers. The third quarter Unity 4600 shipments did not contribute significantly to revenues for the quarter.

4) The DTV 742 product was introduced to the market during the third quarter of fiscal 2004. Both the DTV 742 and DTV 744 began shipping to customers during the quarter. Charter, Time Warner and Adelphia have all approved the DTV 744 for purchase by their affiliates.

      Our DTV products allow cable operators to use less rack space by processing four off-air television signals in a single rack unit. It makes local high definition content readily available for insertion into digital cable plants.

FINANCIAL POSITION AND LIQUIDITY

      We have no long-term debt or line of credit borrowings outstanding at May 28, 2004. Our cash and cash equivalents were $2,889,000 at May 28, 2004. Our $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable and inventories, is currently being used to support import letters of credit issued to our offshore manufacturers, which at May 28, 2004 amounted to $3,678,000. At May 28, 2004, approximately $661,000 net of the outstanding letters of credit was available to borrow under the advance formulas. The Company believes that the loan facility along with cash and cash equivalent balances will be sufficient to support operations over the next twelve months. The Company expects bookings for new products to result in increased revenues during fiscal 2005, which could require an increase in the credit limit primarily to support increases in import letter of credit balances. While no assurances may be given, WCI believes additional credit limits would be made available under the existing line of credit to support borrowing requirements resulting from increased revenues.

Should the bookings and revenue for the new products not materialize, the Company is committed to reducing operating costs to bring them in line with revenue levels.

(See the Liquidity and Capital Resources section on page 22 for further discussion.)


RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MAY 28, 2004 COMPARED TO THREE AND NINE MONTHS ENDED MAY 30, 2003

The following table sets forth, for the periods indicated, the components of the results of operations as a percentage of sales:


                                                         Three months ended                      Nine months ended
                                                    -------------------------------------------------------------------
                                                    MAY 28,             May 30,            MAY 28,             May 30,
                                                      2004               2003                2004               2003
                                                    -------------------------------------------------------------------
     Revenues                                        100.0%              100.0%            100.0%               100.0%
     Cost of products sold                            70.9                61.0              72.9                 63.6
         Gross margin                                 29.1                39.0              27.1                 36.4
     Selling, general, and administrative             24.1                25.5              25.6                 24.3
     Research & development                           16.6                10.5              16.2                 13.4
     Operating income (loss)                         (11.5)                3.1             (14.7)                (1.3)
     Interest expense                                 (0.7)               ( .3)             (0.5)                ( .3)
     Interest income                                   0.5                  .2               0.3                   .3
     Earnings (loss) before income taxes             (11.7)                3.1             (14.9)                (1.3)
     Income tax expense (benefit)                     (4.2)                1.1              (4.7)                ( .5)
     Net earnings (loss)                              (7.5)%               2.0%            (10.3)%               ( .8)%
                                                    ===================================================================


The operating results for the three and nine month periods ended May 28, 2004, were a net loss of $(357,000) or $(.03) per share and a net loss of $(1,461,000) or $(.12) per share, compared to net earnings of $123,000 or $ .01 per share and a net loss of $(130,000) or $(.01) per share for the same periods ended May 30, 2003.

While we believe that we have the right products for growth in the markets we serve, to date our bookings and operational performance have not met our expectations primarily due to a longer than anticipated sales cycle for our new products. While customer interest in our new products remains high, it is difficult to predict with certainty the timing of orders and revenues. Based on the current level of orders for shipment in the fourth quarter of fiscal 2004, it does not appear that our revenues in that period will reach a level sufficient to avoid an operating loss.

REVENUES - The Company's revenues for the three months ended May 28, 2004 were $4,777,000, down 23.6% from revenues of $6,254,000 for the three months ended May 30, 2003. Revenues for the nine months ended May 28, 2004 were $14,241,000, down 7.6% from revenues of $15,419,000 for the nine months ended May 30, 2003. Revenues and order backlog are subject to the timing of significant orders from customers, and as a result revenue levels may fluctuate from quarter to quarter.

Direct Broadcast Satellite (DBS) revenues (including service revenues) decreased $1,496,000 or 25.1% in the third quarter of fiscal 2004 to $4,476,000 from $5,972,000 in the same period of fiscal 2003. For the nine months ended May 28, 2004 DBS revenues decreased $1,072,000 or 7.4% to $13,333,000 from $14,406,000 for the nine months ended May 30, 2003. DBS revenues and bookings were adversely impacted by delayed purchasing decisions in the digital satellite transmission market and particularly by a longer than expected sales cycle for the iPump Media Server and DTV 700 series products. The third quarter of fiscal 2004 included continued shipments of equipment to Autotote Communications for network upgrades and expansion and to Ascent Media for new cable network applications and expansion of private video networks. Both customers' shipments included deliveries of iPump Media Servers for their network applications.

Telecom and Custom Products Group revenues increased $19,000 or 6.8% in the third quarter of fiscal 2004 to $302,000 from $282,000 for the comparable period of fiscal 2003. For the nine months ended May 28, 2004, Telecom and Custom Products Group revenues decreased $106,000 or 10.4% to $907,000 from $1,013,000 for the nine months ended May 30, 2003.

For the three months ended May 28, 2004, three customers accounted for 37.0%, 11.9%, and 11.3% of revenues, respectively. For the three months ended May 30, 2003, three customers accounted for 31.6%, 26.8%, and 12.2% of revenues, respectively. For the nine months ended May 28, 2004, two customers accounted for 38.1% and 10.2% of revenues, respectively. For the nine months ended May 30, 2003, two customers accounted for 39.1% and 20.4% of revenues, respectively. Sales to a relatively small number of major customers have typically comprised a majority of the Company's revenues and that trend is expected to continue throughout fiscal 2004 and beyond. The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI's backlog was approximately $12,900,000 at May 28, 2004, compared to $12,700,000 at August 29, 2003, and $12,300,000 at May 30, 2003. Two customers accounted for 74.0 % and 21.2%, respectively, of the backlog at May 28, 2004. The total multi-year backlog at May 28, 2004, was approximately $20,300,000.

GROSS PROFIT MARGINS - The Company's gross profit margin percentages were 29.1% and 27.1% for the three and nine month periods ended May 28, 2004, compared to 39.0% and 36.4% for the three and nine month periods ended May 30, 2003. Gross profit margin dollars decreased $1,049,000 and decreased $1,752,000 for the three and nine month periods ended May 28, 2004, respectively, from the same periods ended May 30, 2003. For the three and nine months ended May 28, 2004, gross margin dollars and percentages were unfavorably impacted primarily by lower revenues, an increase of $390,000 in capitalized software amortization expense and an increase of $125,000 in inventory reserve expenses. The product mix for the nine months ended May 28, 2004 included increased amounts of lower margin reseller uplink equipment compared to the same period of fiscal 2003. For the nine months ended May 28, 2004, reseller equipment comprised approximately 7.2% of sales compared to 3.4% for the same period of fiscal 2003. Capitalized software amortization expense increased $140,000 or 61.6% and $390,000 or 63.8% in the third quarter and first nine months of fiscal 2004 compared to the same periods of fiscal 2003. Profit margins in the three and nine month periods of fiscal 2004 included inventory reserve charges of $75,000 and $225,000 compared to none and $100,000 for the same periods of fiscal 2003.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative (SG&A) expenses decreased $441,000 or 27.7% to $1,151,000 for the three months ended May 28, 2004, from $1,592,000 for the same period of fiscal 2003. For the nine months ended May 28, 2004, SG&A expenses decreased $103,000 or 2.8% to $3,650,000 from $3,754,000 for the same period of fiscal 2003. SG&A expenses in the third quarter and first nine months of fiscal 2004 included an insurance reimbursement of $191,000 for a portion of corporate legal costs expensed in fiscal 2003 related to defending the Company against an unsolicited, hostile takeover attempt by Radyne ComStream, Inc. SG&A expenses in the third quarter and first nine months of fiscal 2003 included $809,000 in corporate legal and professional fees related to defending the Company against the unsolicited, hostile takeover attempt by Radyne ComStream, Inc. and an insurance reimbursement of $265,000 for a portion of WCI legal costs related to a lawsuit alleging patent infringement. For the three months ended May 28, 2004, sales and marketing salary expenses increased $82,000 due to the addition of three people, marketing expenses increased $106,000 due to increased sales activity related to new products, and SG&A overhead expenses increased $59,000. For the nine months ended May 28, 2004, sales and marketing salary expenses increased $241,000, marketing expenses increased $110,000, and SG&A overhead expenses increased
$138,000. For the three and nine months ended May 28, 2004, corporate professional fees, excluding the $191,000 insurance reimbursement, increased $86,000 and $335,000 compared to the same periods of fiscal 2003 (excluding the 2003 takeover defense costs of $809,000). As a percentage of revenues, SG&A expenses were 24.1% and 25.6% for the three and nine month periods ended May 28, 2004, respectively, compared to 25.5% and 24.3% for the same periods of fiscal 2003.

RESEARCH AND DEVELOPMENT - Research and development expenditures, including capitalized software development costs, were $1,174,000 or 24.6% of revenues, and $3,668,000 or 25.8% of revenues, for the three and nine month periods ended May 28, 2004, compared to $1,097,000 or 17.5% of revenues, and $2,926,000 or
19.0% of revenues, for the same periods of fiscal 2003. Capitalized software development costs amounted to $382,000 and $1,360,000 for the third quarter and first nine months of fiscal 2004 compared to $442,000 and $861,000 for the same periods of fiscal 2003. The increases in capitalized software costs in the first nine months of fiscal 2004 are due to increased expenditures on COMPEL network control software, the iPump Media Server, UNITY4600 and DTV700 series products. Research and development expenses, excluding capitalized software expenditures, were $792,000 or 16.6% of revenues, and $2,308,000 or 16.2% of revenues, for the three and nine months ended May 28, 2004, respectively, compared to $655,000 or 10.5% of revenues, and $2,064,000 or 13.4% of revenues for the same periods of fiscal 2003, respectively. The increases in expenses for the three and nine months ended May 28, 2004, are mainly due to increased engineering consulting expenses, net of amounts capitalized as software development costs. The expenditures for research and development for the fourth quarter of fiscal 2004 are expected to be comparable to those of the third quarter.

INTEREST EXPENSE - Interest expense increased $13,000 to $31,000 for the three months ended May 28, 2004 as compared to fiscal 2003. For the nine months ended May 28, 2004, interest expense increased $24,000 to $74,000 as compared to the same period in fiscal 2003. The increases for the three and nine month periods in fiscal 2004 were primarily due to an increase in the average outstanding letter of credit commitment balances.

INTEREST INCOME - Interest income was $24,000 and $38,000 for the three and nine month periods ended May 28, 2004, compared to $15,000 and $48,000 for the same periods ended May 30, 2003. The three and nine month periods ended May 28, 2004, included a one time benefit of $19,000 related to the collection of a trade accounts receivable.

INCOME TAX EXPENSES - For the nine months ended May 28, 2004, income tax benefit of $668,000 was comprised of a deferred federal and state tax benefit of $626,000 and $42,000, respectively. For the nine months ended May 28, 2004, the federal deferred tax benefit was offset by a valuation allowance of $98,000 related to general business and foreign tax credits of $98,000, which expire September 3, 2004. Net deferred tax assets increased $668,000 in the first nine months of fiscal 2004 to $3,806,000, principally due to increases in net operating loss carryforwards during the period. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the tax assets considered realizable, however, could be further reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

REVENUE RECOGNITION - The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as published by the staff of the Securities and Exchange Commission. Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. The Company recognizes revenues in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three and nine months ended May 28, 2004, revenues to one customer in the amount of $1,246,000 and $3,911,000 respectively, were appropriately recorded prior to delivery as bill and hold transactions in accordance with the provisions of SAB 101. At May 28, 2004, accounts receivable for these revenues amounted to $1,246,000 and were paid in full subsequent to May 28, 2004.

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

INVENTORY RESERVES - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At May 28, 2004, inventories, net of reserve provisions, amounted to $2,272,000.

CAPITALIZED SOFTWARE COSTS - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At May 28, 2004, capitalized software costs, net of accumulated amortization, amounted to $1,664,000.

DEFERRED TAX ASSET VALUATION ALLOWANCE - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of the Company's deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the Company's backlog, financial projections and operating history. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced. Any reduction in the realizable value of deferred tax assets would result in a charge to income tax expense in the period such determination was made. At May 28, 2004, deferred tax assets amounted to $3,806,000, of which approximately $1,936,000 relates to net operating loss carryforwards which expire in fiscal 2020 through 2024, an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009.

ACCOUNTS RECEIVABLE VALUATION - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. At May 28, 2004, accounts receivable net of allowances for doubtful accounts amounted to $2,955,000.

LIQUIDITY AND CAPITAL RESOURCES
NINE MONTHS ENDED MAY 28, 2004

At May 28, 2004, the Company's primary sources of liquidity were cash and cash equivalents of $2,889,000 and a $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable and inventories. At May 28, 2004, approximately $661,000, net of outstanding letters of credit in the amount of $3,678,000, was available to borrow under the advance formulas. Cash and cash equivalents decreased $1,324,000 during the first nine months of fiscal 2004.

During the first nine months of fiscal 2004, operating activities provided $275,000 of cash. Net loss adjusted for non-cash expenses used $132,000 of cash, while changes in accounts receivable and customer deposit balances provided $616,000 of cash. Changes in accounts payable and accrued expenses, inventories and other assets used $209,000 of cash. Cash used by investing activities was $242,000 for property and equipment expenditures, $1,360,000 for capitalized software additions and $200,000 for legal expenses related to the filing of applications for various patents and trademarks. Financing activities used cash of $4,300 for scheduled repayments of long-term debt. Proceeds from stock options exercised provided $208,000 of cash.

WCI's bank loan facility was renewed subsequent to May 28, 2004, and provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on June 30, 2006, or upon demand, and requires an annual facility fee of .75% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank's prime rate (4.00% at May 28, 2004).

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable, 20% of eligible raw materials inventories, 20% of eligible work-in-process kit inventories, 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. The loan facility is secured by a first lien on substantially all of WCI's assets and is guaranteed by Wegener Corporation. At May 28, 2004, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. The loan facility is currently being used to support import letters of credit issued to offshore manufacturers, which at May 28, 2004 amounted to $3,678,000. At May 28, 2004, approximately $661,000, net of outstanding letters of credit, was available to borrow under the advance formulas.

The Company is required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2005, retain certain key employees, limit expenditures of the Company to $1,250,000 per fiscal year, maintain certain financial ratios, and is precluded from paying dividends. At May 28, 2004, the Company was in compliance with all loan facility covenants. The Company believes that the loan facility along with cash and cash equivalent balances will be sufficient to support operations over the next twelve months. The Company expects bookings for new products to result in increased revenues during fiscal 2005, which could require an increase in the credit limit primarily to support increases in import letter of credit balances. While no assurances may be given, WCI believes additional credit limits would be made available under the existing line of credit to support borrowing requirements resulting from increased revenues. Should the bookings and revenue for the new products not materialize, the Company is committed to reducing operating costs to bring them in line with revenue levels.

During the second quarter of fiscal 2003, the Company entered into a manufacturing and purchasing agreement for certain finished goods inventories. The agreement committed the Company to purchase $2,116,000 over an eighteen-month period, beginning in the third quarter of fiscal 2003. During the first nine months of fiscal 2004, purchase commitments were increased by $1,552,000. At May 28, 2004, outstanding purchase commitments under these two agreements amounted to $4,799,000. In addition, the Company maintains a cancelable manufacturing and purchasing agreement of finished goods inventories for which the Company has firm customer order commitments. The Company had outstanding purchase commitments under this agreement of $1,599,000 at May 28, 2004. Pursuant to the above agreements, at May 30, 2003, the Company had outstanding letters of credit in the amount of $3,678,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future . A summary of the Company's long-term contractual obligations as of May 28, 2004 consisted of:


                                                                Payments Due by Period
                                                         Fiscal          Fiscal          Fiscal         Fiscal
Contractual Obligations                   Total           2004          2005-2006      2007-2008         2009
------------------------               -----------------------------------------------------------------------
Operating leases                       $   183,000   $     56,000       $121,000         $4,000         $2,000
Purchase commitments                     7,015,000      6,507,000        508,000              -              -
                                       -----------------------------------------------------------------------
Total                                  $ 7,198,000     $6,563,000       $629,000         $4,000         $2,000
                                       =======================================================================

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at May 28, 2004 subject to variable interest rate fluctuations.

At May 28, 2004, the Company's cash equivalents consisted of bank commercial paper in the amount of $2,889,000. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

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

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

      Jerry Leuch, Plaintiff, v. Robert A. Placek, Thomas G. Elliot, Joe K. Parks, C. Troy Woodbury, Jr., Wendell Bailey, Ned Mountain and Wegener Corporation, Civil Action No.20361-NC On June 20, 2003, Jerry Leuch commenced an action styled as a direct class action and a derivative action against Robert A. Placek, Thomas G. Elliot, Joe K. Parks, C. Troy Woodbury, Jr., Wendell Bailey, Ned Mountain and Wegener Corporation in the Court of Chancery of the State of Delaware, In and For New Castle County. The Plaintiff alleged that the individual defendants violated their fiduciary duties due to him and other shareholders, the members of the alleged class, as well as Wegener. The relief sought by Plaintiff included: a declaration that the Defendants must consider and evaluate all bona fide offers to purchase all of the outstanding shares of Wegener consistent with their fiduciary duties; a declaration that this action is properly styled as a class action; an injunction against proceeding with any business combination which benefited the individual defendants and an injunction requiring that any conflicts of interest be resolved in favor of the Wegener shareholders; and a declaration removing the anti-takeover measures enacted by Wegener's Board of Directors. The Complaint sought an award of Plaintiff's costs and attorneys' and other fees. An answer was filed by Wegener, denying all substantive allegations in the complaint. On January 9, 2004, the Complaint was dismissed without prejudice.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      4.1 Loan and Security Agreement - Sixth Amendment dated July 9, 2004, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $5,000,000 combined revolving credit note and term note.

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

(b)   Reports on Form 8-K :

      Current Report on Form 8-K dated April 13, 2004, furnishing its press release regarding its results for the second fiscal quarter ended February 27, 2004.

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

                                WEGENER CORPORATION
                                ------------------------
                                           (Registrant)


Date:  July 9, 2004             By:   /s/ Robert A. Placek
                                  ----------------------------------------
                                    Robert A. Placek
                                    President
                                    (Principal Executive Officer)



Date: July 9, 2004              By:   /s/ C. Troy Woodbury, Jr.
                                  ----------------------------------------
                                    C. Troy Woodbury, Jr.
                                    Treasurer and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)