Form 10-K
period 2004-09-03
WEGENER CORP
filed 2004-12-02
CIK 715073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 3, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

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

                        YES |X|                NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                        YES |_|                NO |X|

      As of the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates was $26,982,498 based on the last sale price of the Common Stock as quoted on the NASDAQ Small-Cap Market on such date. (The officers and directors of the registrant, and owners of over 10% of the registrant's common stock, are considered affiliates for purposes of this calculation.)

      As of November 15, 2004, 12,546,051 shares of registrant's Common Stock were outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement pertaining to the January 25, 2005 Annual Meeting of Stockholders, only to the extent expressly so stated herein, are incorporated herein by reference into Part III.

                               WEGENER CORPORATION
                                    FORM 10-K
                          YEAR ENDED SEPTEMBER 3, 2004
                                      INDEX

                                     PART I

                                                                                                                  Page
Item 1.     Business................................................................................................2
Item 2.     Properties.............................................................................................11
Item 3.     Legal Proceedings......................................................................................11
Item 4.     Submission of Matters to a Vote of Security Holders....................................................11

                                     PART II

Item 5.     Market for Registrant's  Common Equity,  Related  Stockholder  Matters and Issuer Purchases of
            Equity Securities......................................................................................11
Item 6.     Selected Financial Data................................................................................12
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................................................................13
Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.............................................23
Item 8.     Financial Statements and Supplementary Data............................................................23
Item 9.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosures..................................................................................43
Item 9A.    Controls and Procedures................................................................................43
Item 9B.    Other Information......................................................................................43

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.....................................................43
Item 11.    Executive Compensation.................................................................................43
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters.........................................................43
Item 13.    Certain Relationships and Related Transactions ........................................................43
Item 14.    Principal Accountant Fees and Services ................................................................43

                                     PART IV

Item 15.    Exhibits and Financial Statement Schedules.............................................................44

                                     PART I

ITEM 1. BUSINESS

      Wegener(TM) Corporation, the Registrant, together with its subsidiaries, is referred to herein as "we," "our," "us," the "Company" or "WGNR."

      (a)   General development of business.

      Wegener Corporation was formed in 1977 and is a Delaware corporation. We conduct our continuing business through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI was formed in April 1978 and is a Georgia corporation. WCI is a leading provider of digital solutions for video, audio and IP data networks, primarily via satellite delivery. Applications include broadcast and cable television, business television, IP data delivery, distance education, business music and radio networks. COMPEL, our patented network control system, provides network flexibility to regionalize programming, commercials and file transfers.

      (b)   Financial information about segments.

      Segment information contained in Note 11 to the consolidated financial statements contained in this report is incorporated herein by reference in response to this item.

      (c)   Narrative description of business.

MARKETS AND INDUSTRY OVERVIEW

      The primary markets we serve are business and private networks, cable television, broadcast television and broadcast radio.

Business/Private Networks

      Business networks consist of corporate and enterprise networks distributing video, audio and/or data via satellite. Private networks consist of networks that target video, audio and/or data to a select group of subscribers or viewers via satellite. Historically, our equipment is used for a large percentage of the horse racing video distribution in the United States and Sweden and we are continuing to expand that market. Our business and private network customers include Muzak LLC, Roberts Communications, Inc, Scientific Games-Autotote Communication Service Division, and Swedish companies ATG and TERACOM. In addition, we work through third-party integrators, such as Ascent Media and Globecomm, to reach this market space.

      Business networks are looking for alternatives to replace the current methods of corporate training they use. Currently they (1) send trainers to facilities, which is difficult to coordinate and expensive, or (2) send video tapes, which is costly and complicated to manage, or (3) broadcast a satellite television network, which is exceptionally cost prohibitive and requires schedule coordination throughout the facilities, or (4) stream programming over their IP networks, which provides low quality video and requires advanced training for users and operators. Video-on-demand promises to reduce the costs and complications of their networks by allowing operators to sent video files to the remote locations and allow trainees to view the training videos when it is convenient for them with no need to coordinate schedules with the central office.

      The dropping cost of plasmas, LCDs and television monitors has made it economically feasible for more businesses to use wide screen televisions for advertising. Digital signs and advertisements are becoming more common and retail stores are beginning to test market video advertisements within their prime locations.

Cable Television

      Cable television consists of (1) companies that provide programming to cable, direct-to-home satellite and telecom companies for distribution to consumers, and (2) cable distribution companies, such as cable multiple system operators. Broadcast television consists of companies that broadcast, typically free-to-air, television signals to local viewers. Cable television and broadcast television customers include FOX, HDNet, Time Warner, Adelphia, Turner Broadcasting, and PaxTV. In addition, we work through distributors, such as MegaHertz, AMT and Satellite Engineering Group.

      With the drop in costs of high definition televisions, more consumers have now seen high definition television and want a widescreen digital television to watch DVDs and the programming offered to them. This is increasing pressure on cable, satellite and telecom networks to offer high definition to their customers.

      Cable programmers continue to distribute their programming over satellite to cable, direct to home (DTH) satellite, and telecom companies. They are starting to stream programming directly to consumers via the internet as well. They continue to launch new services to compete for advertising dollars. They are launching increasing numbers of high definition services, as well as distributing video-on-demand content. They are concerned about the effect that personal video recorders could potentially have on their advertising revenue as well as about the security of their high value content being stored in consumers' homes in a digital and potentially easy to copy format.

      Cable, DTH satellite and telecom companies are all competing to provide consumers with television, telephone and high speed internet services. To gain and maintain subscribers, they are rolling out the new high definition and video-on-demand services and fielding personal video recording devices.

Broadcast Networks

      Broadcasters continue to launch local digital broadcast stations. Many are opting to only provide HD content during primetime hours from their main satellite feed and provide multi-channel SD services during the day. They are hoping the FCC will force cable operators to carry both their analog and digital channels.

      Satellite teleports are recovering from global slowdown that affected satellite transponder use. They are increasingly looking at integrated video and data solutions for their customers.

      Broadcast radio consists of companies that broadcast, typically free-to-air, radio signals to local listeners. Radio network customers include EMF Broadcasting, ABC Radio Network, Christian Radio Consortium, Salem Radio Network, Clear Channel and Educational Media Foundation.

PRODUCTS

      Our products include: iPump(R) Media Servers, MediaPlan(R) Content Management and Ingest, Compel(R) Network Control System, UNITY(R) Satellite Receivers, DTV Digital Stream Processors, analog audio products and uplink products, such as encoders.

iPump Media Servers

      The iPump 6400 Media Server combines the features of our integrated receiver decoders (IRD) with advanced media server functionality. The iPump delivers and stores digital content into broadcast, cable and business operations utilizing store and forward technology compared to traditional real-time delivery. Store and forward technology allows network operators to store content at receive locations and then play back the content locally either based on schedules or on-demand user selection. Network operators can reduce their satellite space segment cost by sending programming and playback schedules as stored files into the iPump for later playback according to the schedules. The network operator can then utilize limited satellite time to refresh the programming and play-out schedules without the necessity to maintain a constant signal on the satellite.

      The recently introduced iPump 615 Streaming Media Decoder is a peripheral settop decoder for the iPump 6400 Professional Media Server. It receives an IP stream via Ethernet from the iPump 6400 and outputs audio and video. It is designed for high volume dynamic environments such as retail point-of-sale kiosks, point of purchase (POP) digital signs and advertisements, and corporate communications. The iPump 615 offers high-definition video and advanced digital audio, in addition to standard definition video and audio.

      We are targeting all of our core markets for the iPump product. Within these markets, applications for the iPump products include:

      Business and Private Networks

            o     Interactive Training

            o     Distance Learning, Educational Purposes

            o     Customized Training by Site

            o     Retail Point-of-Sale Displays or Kiosks

            o     Corporate Communications

            o     Streaming Video/Audio/Data to the Desktop

      Television and Radio Broadcast

            o     Regional Advertising and Content

            o     Time Zone Shifted Programming

            o     News Distribution

            o     Reduction of Satellite Delivery Cost

      Cable Television

            o     Regional Ad Insertion

            o     Segment Spot Distribution by Group or Region

            o     Video on Demand


MediaPlan

      MediaPlan(R) i/o and MediaPlan(R) CM products are control and management system modules to our patented Compel(R) Control System, which is discussed below. The MediaPlan products are crucial for customers in controlling iPump Media Server networks and are a competitive advantage for us in sales of iPump Media Servers.

      MediaPlan i/o is a desktop system to encode, store, edit and add descriptive information to media content. MediaPlan i/o encodes analog or digital video and audio into digital files. All content is logged into libraries for retrieval. MediaPlan i/o executes file delivery to the iPump Media Servers for LAN, IP and terrestrial network, or desktop PC distribution. A browser interface lets you control operations from any PC.

      MediaPlan CM is a powerful content management system used for managing media assets and actively tracking delivery of content throughout the iPump network. Operators can create libraries of assets, generate descriptive information, view content at each network iPump, send requested content directly to targeted users and track file usage.

      MediaPlan is an enabler for iPump sales, so the same markets and applications exist for MediaPlan as were described in the iPump section above.

Compel Network Control System

      Compel Network Control System is our patented control system and has been a key differentiator to our products since 1989. Compel is used in over 150 networks controlling over 100,000 receivers. Compel has patented grouping and addressing controls that provide flexibility in network management. Receivers can be controlled as individual sites and as groups. Commands are synchronized with video and audio programming, which allows users to regionalize programming and blackout programming from nonsubscribers, as well as target commercials to subscribers.

      Compel option modules include Web Access and Conditional Access. Web Access allows multiple users to access their Compel system from a LAN using a browser. Conditional Access utilizes a secure micro in every Unity receiver to deliver fast, secure conditional access to a network without the high cost of consumer smart card systems.

      Our Unity satellite receivers and iPumps are controlled by our Compel Network Control System, so the markets for Compel are those for iPump and Unity receivers.

Unity Receivers

      The Unity 4600 receiver is a digital satellite receiver primarily for cable television networks. It offers analog and digital outputs, which allow support for analog and digital cable headends. Cable headends utilize the Unity 4600 to support high definition television distribution.

      The Unity 4650 receiver is our digital receiver primarily for broadcast television networks. The Unity 4650 receiver is a video and audio receiver that features MPEG 4:2:0 and 4:2:2 video for enhanced video quality for television network distribution.

      The Unity 500 receiver is targeted to meet the needs of private and business television networks. It offers MPEG-2 video distribution and has an option for high speed Internet Protocol (IP) delivery of data over the satellite.

      The Unity 201 audio receiver is designed for business music providers. It is a multichannel per carrier satellite music receiver and offers an optional audio storage card which adds a second stereo pair and one hour of audio storage for ad insertion or disaster recovery.

DTV Digital Stream Processors

      The DTV Digital Stream Processors enable operators to capture off-air high definition broadcast video signals and easily insert them for use on their networks. Our products provide for multiple signals to be added to the cable system through one unit. Models include DTV 720, DTV 742 and DTV 744. The market for DTV products is cable and telecom television.

Analog Audio

      Our legacy analog products are sold primarily to the cable television market. These products consist of Series 1600 and 1700 mainframes, subcarrier modulators, demodulators and decoders, which are used for cable audio distribution. Our Series 2046 network communications and control system cards allow cable operators to insert local commercials which increase their advertising revenues.

Uplink Equipment

      We offer our customers complete system solutions for video and audio distribution. The complete system solution requires us to resell components, such as encoders and modulators, from other manufacturers, such as Harmonic, Inc.

MARKET OPPORTUNITY

      Growth opportunities are most significant in the business/private network market with our iPump Solutions. Sales to date have been limited for the iPump due to a long and unpredictable sales cycle, product introduction delays and customers deferring purchasing decisions. (See information contained in MD&A for additional discussion). We are in the process of rolling out our first large-scale deployment of iPump and are working on pilot programs with several customers. Our iPump, MediaPlan and Compel products create systems that directly address the next generation needs of the distance learning, corporate training and digital advertising markets, which are all growing industries.

      In cable and broadcast markets, our revenue will likely continue at current levels.

      Another area of potentially strong growth for us is HD Settop boxes for Telecom companies. We have recently introduced our new IP settop box, called the Streaming Media Decoder (SMD) 515, which helps phone companies attain the highly desirable "triple play" of providing telephone, television and internet services to their subscribers. The SMD 515 settop supports standard and high definition television through a DSL high speed internet connection. No orders have been received to date for the SMD 515 settop. While it is possible that some revenue for settops could be recognized in late fiscal 2005, it is more likely that any significant revenue from this product line would be realized starting in fiscal 2006.

SALES AND MARKETING

      Domestically, we sell our products principally through our own direct sales force, which is organized geographically. We use a major cable distributor for additional sales coverage in that market. We sell to international customers primarily through independent distributors and integrators.

      Our marketing organization develops strategies for product lines and provides direction to product development on product feature requirements. Our marketing organization is also responsible for setting price levels and general support of the sales force, particularly with major proposal responses, presentations and demonstrations. We are developing initiatives to establish more strongly Wegener's brand within the industry, including participation on technical committees, publication of articles in industry journals and exhibitions at trade shows.

            (iii) Manufacturing and suppliers.

      During fiscal 2004 and fiscal 2003, we contracted with offshore manufacturers for a significant amount of our finished goods. We are currently working with three offshore manufacturers and we expect to increase the volume of products supplied by these manufacturers in the future. Raw materials consist of passive electronic components, electronic circuit boards and fabricated sheet metal. Approximately 20% of our raw materials are purchased directly from manufacturers and the other 80% are purchased from distributors. Passive and active components include parts such as resistors, integrated circuits and diodes. We use approximately ten distributors and two contract manufacturers to supply our electronic components. We often use a single contract manufacturer or subcontractor to supply a total sub assembly or turnkey solution for higher volume products. Direct suppliers provide sheet metal, electronic circuit boards and other materials built to specifications. We maintain relationships with approximately 20 direct suppliers. Most of our materials are available from a number of different suppliers; however, certain components used in existing and future products are currently available from single or a limited number of sources. Although we believe that all single-source components currently are available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future. Any disruption or termination of supply of certain single-source components or agreements with contract manufacturers could have an adverse effect on our business and results of operations. Our manufacturing operations consist primarily of final assembly and testing of our products, utilizing technically trained personnel, electronic test equipment and proprietary test programs.

            (iv) Patents, trademarks, licenses, franchises and concessions held.

      We hold certain patents with respect to some of our products and we market our services and products under various trademarks and tradenames. We have a number of patent and trademark applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent applications will be issued. We also cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In order to successfully develop and market certain of our planned products for digital applications, we may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into such technology development or licensing agreements, we cannot assure you that such agreements will be negotiated on terms acceptable to us, or at all. The failure to enter into technology development or licensing agreements, when necessary, could limit our ability to develop and market new products and could cause our business to suffer. Third parties have in the past claimed, and may in the future claim, that we have infringed their current or future intellectual property rights. There can be no assurance that we will prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Even if we prevail in litigation, such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, financial position and cash flows.

Although we believe that the patents and trademarks we own are of value, we believe that success in our industry will be dependent upon new product introductions, frequent product enhancements, and customer support and service. However, we intend to protect our rights when, in our view, these rights are infringed upon. Additionally, we license certain analog audio processing technology to several manufacturing companies which generated royalty revenues of approximately $87,000, $141,000, and $120,000 in fiscal 2004, 2003, and 2002, respectively. These royalty license agreements renew annually unless cancelled by the licensee on the expiration date.

      During the second quarter of fiscal 2003, WCI entered into a license agreement with StarGuide Digital Networks, Inc., a Nevada Corporation. These limited licenses were granted to WCI under a number of StarGuide patents related to delivering IP data by satellite and store/forward audio. These licenses extend to and conclude upon the last to expire of any licensed patent. WCI has agreed to pay StarGuide a running royalty on certain of WCI's products. We believe that these royalties will not have a material adverse effect on our financial condition or results of operations.

            (v)   Seasonal variations in business.

      There do not appear to be any seasonal variations in our business.

            (vi)  Working capital practices.

      Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) in this report is incorporated herein by reference in response to this item.

            (vii) Dependence upon a limited number of customers.

      We sell to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network, and data communications industries. Sales to Muzak accounted for approximately 39.6% of revenues in fiscal 2004. Sales to Roberts Communications Network and Muzak accounted for approximately 16.3% and 39.3% of revenues in fiscal 2003, respectively. Sales to Roberts Communications Network and Muzak and affiliates accounted for approximately 27.9% and 27.5% of revenues in fiscal 2002, respectively. At September 3, 2004, two customers accounted for more than 10% of our accounts receivable. At August 29, 2003, two customers accounted for more than 10% of accounts receivable. Sales to a relatively small number of major customers have typically comprised a majority of our revenues. This trend is expected to continue in fiscal 2005. The loss of one or more of these customers would likely have, at least in the near term, a material adverse effect on our operations.

            (viii) Backlog of orders.

      Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within 18 months. Our eighteen month backlog was approximately $12,010,000 at September 3, 2004, $12,699,000 at August 29, 2003, and
$10,700,000 at August 30, 2002. Three customers accounted for 98.5% of the backlog at September 3, 2004. Reference is hereby made to the information contained in MD&A, which is incorporated herein by reference in response to this item. The total multi-year backlog at September 3, 2004 was approximately $21,030,000.

      Approximately $10,503,000 of the September 3, 2004, backlog is expected to ship during fiscal 2005. Three customers accounted for 98.5% of our backlog at September 3, 2004 and for 98.1% of the backlog expected to ship during fiscal 2005.

            (ix)  Government contracts.

      Not applicable.

            (x)   Competitive Conditions.

      WCI competes both with companies that have substantially greater resources and with small specialized companies. Competitive forces generally change slowly over time for the markets we serve. Through relationships with component and integrated solution providers, we believe we are positioned to provide complete end-to-end digital video and audio systems to our customers.

Cable Television

      Competition for our Unity products in the cable television market is from large and well-established companies, such as Scientific Atlanta and Motorola. Our Unity products have a competitive advantage with our advanced Compel control, so we focus on opportunities where that advantage is of value to the customer.

      Competition for our DTV products is mostly from smaller companies that are not as well established in the cable television market. Our products in this area offer technical advantages over competing offerings. Significant orders for this product line depend on the overall growth of broadcast and telecom HDTV offerings and possible legislative decisions by the FCC in the future.

Broadcast Television

      Competition for our Unity products in the broadcast television market is from the same large and well-established companies with which we compete in cable television, such as Scientific Atlanta and Motorola. Our Unity products have a competitive advantage with our advanced Compel control, so we focus on opportunities where that advantage is of value to the customer. In addition, since the revenue opportunities in broadcast television are smaller than cable, our competitors do not compete for all of those opportunities as aggressively.

Broadcast Radio

      Competition is currently limited to a few competitors for our iPump Media Server in the broadcast radio market. The competition is formidable, but with our long history in the market, we expect to be able to compete successfully with the iPump.

Business and Private Networks

      Competition in the business and private networks market generally comes from smaller companies with unique products tailored to the needs of the customer. Competition in this field is increasing, although still limited, and we expect to be among the industry key players. Our products are well positioned for this market and have competitive advantages, such as our powerful network control and targeting capabilities.

            (xi)  Research and development activities.

      Our research and development activities are designed to strengthen and enhance our existing products and systems and to develop new products and systems. Our development strategy is to identify features, products and systems which are, or are expected to be, needed by a number of customers A major portion of the fiscal 2004 research and development expenses were spent on new product development of our iPump 6400 and 615, MediaPlan CM, DTV digital stream processors and the Unity 4600 products . WCI's research and development expenses totaled $3,095,000 in fiscal 2004, $2,853,000 in fiscal 2003, and $2,410,000 in fiscal 2002. Additional information contained on pages 2-5 and in MD&A in this report is incorporated herein by reference in response to this item.

            (xii) Environmental Regulation.

      Federal, state and local pollution control requirements have had no material effect upon the capital expenditures, earnings or the competitive position of our Company.

            (xiii) Number of employees.

      As of September 3, 2004, we had 93 full time employees employed by WCI and no employees employed by Wegener Corporation. No employees are parties to a collective bargaining agreement and we believe that employee relations are good.

            (d)   Financial information about geographic areas.

      Information in Note 11 to the consolidated financial statements contained in this report is incorporated herein by reference in response to this item.

            (e)   Available information.

      Our Web site is http://www.wegener.com

Information contained on our web site should not be considered incorporated by reference in this Form 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, for purposes of section 401(b) of Regulation S-K, are as follows:

      NAME AND BUSINESS EXPERIENCE                                    AGE                   OFFICE HELD

      ROBERT A. PLACEK                                                 66            Chairman of the Board,
      President and Chief Executive Officer                                          President and Chief Executive
      of the Company since August 1987 and Director of the                           Officer of the Company and WCI
      Company since July 1987.  Chairman of the Board
      since 1995.  Chairman and Chief Executive Officer
      and Director of WCI since 1979.  President of WCI
      from October 1979 to June 1998 and from March 2002
      to present.

      NED L. MOUNTAIN                                                  56            Executive Vice President of
      Executive Vice President of WCI since March 2002 and                           WCI
      Director of the Company since May 2003.  Senior Vice
      President of Business Development of WCI from 1996
      to 2002.  Vice President European Operations of WCI
      from 1994 to 1995.  Numerous Sales and Marketing
      positions from 1981to 1994.  Corporate Senior
      Engineer of UA-Columbia Cablevision from 1979 to
      1981.

      C. TROY WOODBURY, JR.                                            57            Treasurer and
      Treasurer and Chief Financial Officer of the Company                           Chief Financial Officer
      since June 1988 and Director since 1989.  Treasurer                            of the Company and WCI
      and Chief Financial Officer of WCI since 1992.
      Senior Vice President of Finance of WCI since March 2002. Executive Vice
      President of WCI from July 1995 to March 2002. Chief Operating Officer of
      WCI from September 1992 to June 1998. Group Controller for
      Scientific-Atlanta, Inc. from March 1975 to June 1988.

ITEM 2. PROPERTIES

      Our executive, sales, engineering and administrative offices are located at 11350 Technology Circle, Duluth, Georgia 30097-1502. This 40,000 square foot facility, which is located on a 4.7 acre site, was purchased by WCI in February 1987. During August 1989, WCI purchased an additional 4.4 acres of adjacent property. WCI also leases a 21,000 square foot manufacturing facility in Alpharetta, Georgia under a five-year lease expiring during the second quarter of fiscal 2005. The annual rent is approximately $136,000 for the first three
(3) years and $143,000 for the fourth and fifth years. We expect that we will be able to renew the lease for up to three years at approximately the current annual rental rate. WCI's 40,000 square foot facility and 4.4 acres of adjacent land are pledged as collateral under our line of credit facility.

ITEM 3. LEGAL PROCEEDINGS

      From time to time in the ordinary course of business, we have become a defendant in various types of legal proceedings. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our Common Stock is traded on the NASDAQ  Small-Cap Market (NASDAQ symbol:
WGNR). As of November 15, 2004, there were approximately 381* holders of record of Common Stock. *(This number does not reflect beneficial ownership of shares held in nominee name).

The quarterly ranges of high and low sale prices for fiscal 2004 and 2003 were as follows:

                                FISCAL 2004                     Fiscal 2003
                           ---------------------           ---------------------
                           HIGH            LOW              High            Low
First Quarter              $3.15           $2.00           $1.07           $ .60
Second Quarter              3.28            1.94            1.10             .69
Third Quarter               2.63            1.35            1.72             .73
Fourth Quarter              2.05            1.06            2.49            1.29

      We have not paid any cash dividends on our Common Stock. For the foreseeable future, our Board of Directors does not intend to pay cash dividends, but rather plans to retain earnings to support our operations and growth. Furthermore, we are prohibited from paying dividends in accordance with our bank loan agreement, as more fully described in MD&A and in Note 7 to the consolidated financial statements contained in this report.

      The  following  table  summarizes  information  as of  September  3, 2004,
regarding  our  common  stock   reserved  for  issuance  under  the  our  equity
compensation plans.

                                                                                      Number of Securities
                                                                                     Remaining Available for
                                         Number of Securities    Weighted-Average   Future Issuance Under the
                                           to be Issued Upon      Exercise Price         Plans (Excluding
                                             Exercise of         of Outstanding     Securities Reflected in
                                          Outstanding Options         Options               Column (a)
      Plan Category                              (a)                   (b)                    (c)
-------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
    Approved by Security
    Holders                                    1,537,781             $    1.66               485,419
Equity Compensation Plans
    Not Approved by Security
    Holders(1)                                   100,000             $    5.63                    --
-------------------------------------------------------------------------------------------------------------

Total                                          1,637,781             $    1.90               485,419
==============================================================================================================

(1) Represents a compensation arrangement pursuant to an agreement with a third party to provide a national financial relations program for the Company, which agreement terminated in fiscal 2001.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       Year ended
-----------------------------------------------------------------------------------------------------------------
                                   SEPTEMBER 3,     August 29,       August 30,      August 31,     September 1,
                                       2004           2003             2002            2001            2000
-----------------------------------------------------------------------------------------------------------------
Revenue                              $ 18,104       $ 20,133         $ 23,459        $ 20,333         $ 22,894

Operating income (loss)                (3,086)          (240)           1,311          (3,100)          (5,469)

Net earnings (loss)                    (2,108)            88              808          (1,976)          (3,329)

Net earnings (loss) per share
    Basic                            $   (.17)          $(a)         $    .07        $   (.17)        $   (.28)
    Diluted                          $   (.17)          $(a)         $    .07        $   (.17)        $   (.28)
 Cash dividends paid per share (1)         --            --                --              --               --
-----------------------------------------------------------------------------------------------------------------

 Total assets                        $ 17,496         $ 18,168        $ 18,700         $ 18,660       $ 24,147
 Long-term obligations inclusive
     of current maturities                 --              4               10              55              578
=================================================================================================================

      (a)   Less than $.01 per share.

      (1) We have never paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Additionally, our line of credit precludes the payment of dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, future business or product development plans, research and development activities, capital spending, financing resources or capital structure, the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, availability of raw materials, new and existing well-capitalized competitors, and other uncertainties detailed from time to time in the Company's periodic Securities and Exchange Commission filings.

The Company, through Wegener(TM) Communications, Inc. (WCI), a wholly-owned subsidiary, designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries.

      We operate on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal year 2004 contained 53 weeks while fiscal years 2003 and 2002 contained 52 weeks. All references herein to 2004, 2003 and 2002, refer to the fiscal years ending September 3, 2004, August 29, 2003 and August 30, 2002, respectively.

OVERVIEW

We continue to believe the iPump, with its store and forward technology, is the right product for our markets and will make a significant contribution to future bookings and revenues. The iPump Media Server uses a store and forward approach to network operations compared to traditional real-time video and audio delivery networks. The iPump Media Server provides customers with many additional capabilities not available in traditional real-time delivery networks, such as streaming video and audio to the desktop, more efficient use of expensive satellite bandwidth and the ability to originate two complete television networks from a single unit.

Although our results for fiscal 2004 were disappointing, we believe that the store and forward market is just beginning to see the potential of this new technology. In some cases, we have had to educate potential customers on the benefits of the technology, which has lengthened the sales cycle. In addition, the system is complex enough that many end customers are not running the networks themselves; they are contracting third-party integrators and service providers for network operations. In these applications, our sales team has more limited access to the end customers, which reduces our visibility on the sales. Additionally, key customers have deferred purchasing decisions until calendar year 2005 due to budget constraints caused by a weak economy.

The iPump has experienced delays in feature introductions and resulting bookings and revenues. A number of factors have contributed to this. Some of the delays were due to the inherent complexity of the hardware and software development. The conceptual design of the iPump allows for extremely varied applications for the product, which caused us to try to focus on too many applications. We now have a clear set of applications that we are targeting for the product. Additionally, new features and functionality have been added to the original design, which resulted from prospective customers' feedback. For example, our MediaPlan i/o and MediaPlan CM modules were added to enhance content management and ease of network operations. Capacity, file transfer speeds and other enhancements were added to meet application requirements. We believe this has resulted in a more desirable, marketable and technologically advanced product.

In order to achieve better results, we undertook a rigorous fiscal 2005 planning process in September 2004. The planning resulted in extensive plans for operational, financial and organizational goals for the year. We anticipate clearer focus and execution within the organization based on the planning process.

Current Developments

Growth opportunities are most significant in the business/private network market with our iPump Solutions. We are in the process of deploying our first large-scale rollout of iPump and are working with multiple customers on pilot programs. Our iPump, MediaPlan and Compel products create systems that directly address the next generation needs of satellite delivery of content.

Product approval of the DTV series product line is underway with major cable Multiple System Operators (MSOs), which is required before their affiliates can purchase our DTV products. Charter, Time Warner, Adelphia and Comcast have all approved some or all versions of our DTV products.

Customers, integrators and partners have expressed great interest in our recently announced IP Settop box, called the Streaming Media Decoder (SMD) 515. It allows phone companies to provide television service to consumers over their existing DSL high speed internet connections to complete the "triple play" of telephone, television and internet service offerings. The SMD 515 Settop supports standard and high definition television.

During the first quarter of fiscal 2005, we booked an order for $9,600,000 from a business music network customer. This new order extends and amends our existing multi-year contract into fiscal year 2009. This order is not reflected in the backlog reported as of September 3, 2004, but will be reflected in the backlog to be reported at the end of the first quarter of fiscal 2005 and will increase the total multi-year backlog significantly.

Third party offshore contract manufacturers are being used for high volume products, such as the Unity(R) 4600, iPump and other products, to secure competitive product pricing. Additionally, key partnerships continue to develop with complementary companies in our market space to meet customer demands for complete network solutions. Internally, we continue to focus on maintaining ISO 9001:2000 certification.

The rebranding of our corporate image was unveiled at the National Association of Broadcasters (NAB) tradeshow in April 2004. We have received a very positive response from our customers and are now marketing our products under the new Wegener brand.

It is anticipated that revenues and operating performance for the first quarter of fiscal 2005 will improve substantially compared to the fourth quarter of fiscal 2004. Although no assurances may be given and order visibility is limited, we believe we will record sufficient new orders in fiscal 2005 to achieve increased revenues and fiscal year profitability compared to fiscal 2004.

FINANCIAL POSITION AND LIQUIDITY

We have no long-term debt or line of credit borrowings outstanding at September 3, 2004. Our cash and cash equivalents were $1,521,000 at September 3, 2004. Our $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories, is currently being used to support import letters of credit issued to our offshore manufacturers, which at September 3, 2004 amounted to $1,916,000. At September 3, 2004, approximately $2,049,000 net of the outstanding letters of credit was available to borrow under the advance formulas. We believe that the loan facility along with cash and cash equivalent balances will be sufficient to support operations over the next twelve months. Beginning in the first half of fiscal 2005, we expect that, from time to time, we will use borrowings on the line of credit to support operations. We expect bookings for new products to result in increased revenues during fiscal 2005, which could require an increase in the credit limit primarily to support increases in import letter of credit balances. While no assurances may be given, we believe additional credit limits would be made available under the existing line of credit to support borrowing requirements resulting from increased revenues.

Should the bookings and revenue for the new products not materialize, we are committed to reducing operating costs to bring them in line with revenue levels.

(See the Liquidity and Capital Resources section on page 22 for further discussion.)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations as a percentage of revenue:

                                                     Year ended
                                     ------------------------------------------
                                     SEPTEMBER 3,     August 29,     August 30,
                                        2004            2003           2002
                                     ------------------------------------------
Revenue                                 100.0%         100.0%         100.0%
Cost of products sold                    73.3           62.7           66.7
    Gross margin                         26.7           37.3           33.3
Selling, general, and administrative     26.7           24.3           17.5
Research & development                   17.1           14.2           10.3
Operating income (loss)                 (17.0)          (1.2)           5.6
Interest expense                         (0.5)         (0 .3           (0.3)
Interest income                           0.2            0.3            0.1
Earnings (loss) before income taxes     (17.3)          (1.3)           5.5
Income tax expense (benefit)             (5.7)          (1.7)           2.0
Net earnings (loss)                     (11.6)%          0.4%           3.4%
                                     ==========================================

      Net loss for the year ended September 3, 2004, was $(2,108,000) or $(0.17) per diluted share, compared to net earnings of $88,000 or less than $0.01 per diluted share for the year ended August 29, 2003, and net earnings of $808,000 or $0.07 per diluted share for the year ended August 30, 2002.

      Revenues for fiscal 2004 decreased  $2,029,000,  or 10.1%,  to $18,104,000 from $20,133,000 in fiscal 2003. Direct Broadcast Satellite (DBS) revenues (including service revenues) in fiscal 2004 decreased $1,555,000, or 8.3%, to $17,167,000 from $18,722,000 in fiscal 2003. Telecom and Custom Product revenues decreased $474,000, or 33.6%, in fiscal 2004 to $937,000 from $1,411,000 in fiscal 2003. Revenues and order backlog are subject to the timing of significant orders from customers, and as a result revenue levels may fluctuate on a quarterly and yearly basis. DBS revenues and bookings were adversely impacted by delayed purchasing decisions in the digital satellite transmission market and particularly by a longer than expected sales cycle for the iPump Media Server and DTV 700 series products. Fiscal 2004 revenues included shipments of network equipment to Roberts Communications for network upgrades and expansion, and to Ascent Media for new cable network applications and expansion of private video networks. Shipments to Ascent Media included deliveries of iPump Media Servers for their network applications. The Telecom and Custom Products Group revenue decrease in fiscal 2004 was primarily due to completion of shipments of commercial insertion equipment in fiscal 2003 to a cable television operator.

      Revenues for fiscal 2003 decreased  $3,326,000,  or 14.2%,  to $20,133,000 from $23,459,000 in fiscal 2002. Direct Broadcast Satellite (DBS) revenues (including service revenues) in fiscal 2003 decreased $3,664,000, or 16.4%, to $18,722,000 from $22,386,000 in fiscal 2002. Telecom and Custom Product revenues increased $338,000, or 31.5%, in fiscal 2003 to $1,411,000 from $1,073,000 in fiscal 2002. The decrease in DBS revenues in fiscal 2003 was primarily a result of a lower backlog of orders at the beginning of fiscal 2003 compared to the beginning of fiscal 2002. Revenues were adversely impacted by delayed purchasing decisions in the digital satellite transmission market and delayed product introductions by the Company. Fiscal 2002 revenues included shipments of network equipment to Roberts Communications to provide television coverage of horseracing to off-track betting venues throughout the United States, and shipments of digital receivers to FOX Digital and FOX Sports Net for their broadcast and cable television networks. Revenues from these two customers decreased approximately $5,563,000 in fiscal 2003 compared to fiscal 2002.
Decreases in fiscal 2003 revenues were partially offset by approximately $494,000 of earned deposits. The Telecom and Custom Products Group revenue increase in fiscal 2003 was primarily due to an increase in orders from a distributor to provide commercial insertion equipment to a cable television operator.

      WCI's backlog of orders scheduled to ship within 18 months was $12,010,000 at September 3, 2004, compared to $12,699,000 at August 29, 2003, and $10,700,000 at August 30, 2002. The total multi-year backlog at September 3, 2004, was approximately $21,030,000. Our backlog has been impacted by delayed purchasing decisions in the digital satellite transmission market, a longer than expected sales cycle for the iPump Media Server and DTV 700 series products, and delayed timing of new product introductions by the Company. Approximately $10,503,000 of the September 3, 2004, backlog is expected to ship during fiscal 2005. Three customers accounted for 98.5% of our backlog at September 3, 2004 and for 98.1% of the backlog expected to ship during fiscal 2005. Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue. (See note 11 to the consolidated financial statements, Segment Information and Significant Customers.) Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, we expect future revenue levels and operating results to fluctuate from quarter to quarter. It is anticipated that revenues and operating performance for the first quarter of fiscal 2005 will improve substantially compared to the fourth quarter of fiscal 2004. Although no assurances may be given and order visibility is limited, we believe we will record sufficient new orders in fiscal 2005 to achieve increased revenues and fiscal year profitability compared to fiscal 2004.

      International sales are generated through a direct sales organization and through foreign distributors. International sales were $606,000 or 3.3% of revenues in fiscal 2004 compared to $839,000 or 4.2% of revenues in fiscal 2003, and $1,473,000 or 6.3% of revenues in fiscal 2002. International shipments are generally project specific and revenues, therefore, are subject to variations from year to year based on the timing of customer orders. All international sales are denominated in U.S. dollars. Additional financial information on
geographic  areas  is  provided  in  Note  11  to  the  consolidated   financial
statements.

      Gross profit as a percent of sales was 26.7% in fiscal 2004 compared to 37.3% in fiscal 2003, and 33.3% in fiscal 2002. Gross profit margin dollars decreased $2,670,000, or 35.6%, to $4,840,000 in fiscal 2004 from $7,510,000 in fiscal 2003. Fiscal 2002 gross profit margin dollars amounted to $7,822,000. The decrease in margin percentages and dollars in fiscal 2004 was mainly due to lower revenues, an increase of $654,000 in capitalized software amortization expense and an increase of $150,000 in inventory reserve expenses. The product mix for fiscal 2004 included increased amounts of lower margin reseller uplink equipment compared to fiscal 2003. Reseller equipment comprised approximately 7.8% of sales in fiscal 2004 compared to 2.3% of sales in fiscal 2003.

      Selling, general, and administrative (SG&A) expenses decreased $67,000, or 1.4%, to $4,831,000 in fiscal 2004 from $4,898,000 in fiscal 2003. As a percentage of revenues, SG&A expenses were 26.7% of revenues in fiscal 2004 and 24.3% in fiscal 2003. SG&A expenses in fiscal 2004 included an insurance reimbursement of $191,000 for a portion of corporate legal costs expensed in fiscal 2003 related to defending the Company against an unsolicited, hostile takeover attempt by Radyne ComStream, Inc. SG&A expenses in fiscal 2003 included $974,000 in corporate legal and professional fees related to defending the Company against the unsolicited hostile takeover attempt by Radyne ComStream, Inc. and related litigation. WCI's SG&A expenses increased $755,000 to $4,085,000 in fiscal 2004 from $3,330,000 in fiscal 2003. Sales and marketing salary expenses increased $319,000 due to an increase in personnel, marketing expenses increased $205,000 due to increased sales activity related to new products.

      SG&A expenses increased $797,000, or 19.4%, to $4,898,000 in fiscal 2003 from $4,101,000 in fiscal 2002. As a percentage of revenues, SG&A expenses were 24.3% of revenues in fiscal 2003 and 17.5% in fiscal 2002. SG&A expenses in fiscal 2003 included the $974,000 in corporate legal and professional fees related to defending the Company against an unsolicited hostile takeover attempt by Radyne ComStream, Inc. and related litigation. These expenses were partially offset by decreases in certain expenses of $177,000, primarily depreciation, bad debt provisions and outside sales agent commissions.

      General corporate expenses included in SG&A expense were approximately $746,000, $1,568,000, and $510,000, in fiscal 2004, 2003 and 2002, respectively.
The decrease in fiscal 2004 corporate expenses was primarily due to a decrease in legal and professional fees incurred in fiscal 2003 related to the takeover attempt. Fiscal 2004 included an insurance reimbursement of $191,000 for a portion of the fiscal 2003 corporate legal costs.

      Research and development expenditures, including capitalized software development costs, were $4,789,000 or 26.4% of revenues in fiscal 2004, $4,230,000 or 21.0% of revenues in fiscal 2003, and $2,983,000 or 12.7% of revenues in fiscal 2002. The increase in expenditures in fiscal 2004 compared to fiscal 2003 was due to increases in engineering consulting expenses primarily related to the development of iPump Media Server and the DTV series 700 products. The increase in expenditures in fiscal 2003 compared to fiscal 2002 was due to increases in engineering consulting costs, prototype parts expenses and personnel costs primarily related to the development of iPump Media Server, Unity 4600 digital receiver, and the DTV series 700 products. Software development costs totaling $1,693,000, $1,377,000, and $573,000 were capitalized during fiscal 2004, 2003 and 2002, respectively. The increases in capitalized software costs during fiscal 2004 compared to 2003, and fiscal 2003 compared to fiscal 2002, are due to increased expenditures on the COMPEL network control software, the iPump Media Server, UNITY4600 and DTV series 700 products. Research and development expenses, excluding capitalized software development costs, were $3,095,000 or 17.1% of revenues in fiscal 2004, $2,853,000 or 14.2%
of revenues in fiscal 2003, and $2,410,000 or 10.3% of revenues in fiscal 2002. We expect fiscal 2005 research and development expenditures to approximate fiscal 2004 levels as we continue to develop and enhance DBS products.

      Interest expense was $96,000 in fiscal 2004 compared to $69,000 in fiscal 2003 and $64,000 in fiscal 2002. Interest expense in fiscal years 2004, 2003 and 2002 was principally associated with letters of credit commitments and bank float charges on lockbox collections. The increase in fiscal 2004 compared to fiscal 2003 was primarily due to an increase in the average outstanding letter of credit commitment balances. We believe that interest expense in fiscal 2005 will increase compared to fiscal 2004 as a result of expected increases in letter of credit commitment balances and line of credit borrowings, as well as increases in prime rates.

      Interest income was $43,000 in fiscal 2004 compared to $57,000 in fiscal 2003 and $33,000 in fiscal 2002. The decrease in fiscal 2004 compared to fiscal 2003 was mainly due to lower average balances of cash and cash equivalents, which was offset by a one-time benefit of $19,000 related to the collection of a trade accounts receivable. The increase in fiscal 2003 compared to fiscal 2002 was mainly due to higher average outstanding balances of cash and cash equivalents.

      Fiscal 2004 income tax benefit of $1,031,000 was comprised of deferred federal and state tax benefits of $969,000 and $62,000, respectively. Net deferred tax assets increased $1,031,000 to $4,169,000 at September 3, 2004. The increase was principally due to increases in net operating loss carryforwards, offset by reductions of general business and foreign tax credits of $98,000 which expired September 3, 2004. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. At September 3, 2004, we had a federal net operating loss carryforward of $6,295,000, which expires beginning fiscal 2020 through 2024. Additionally, we had an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009. Although realization is not assured, we believe it is more likely than not that all of the deferred tax assets will be realized based on our backlog and financial projections. The amount considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

      Fiscal 2003 income tax expense of $340,000 was comprised of a current state income tax benefit of $50,000 and deferred federal and state tax benefits of $85,000 and $205,000, respectively. The fiscal 2003 state income tax benefits were favorably impacted primarily by state income tax credits of $199,000 related to Georgia retraining credits. Net deferred tax assets increased $290,000 to $3,138,000 at August 29, 2003 from $2,848,000 at August 30, 2002.
The increase was principally due to state income tax credits of $199,000 and increases in net operating loss carryforwards. Fiscal 2002 income tax expense of $473,000 was comprised of a current federal income tax benefit of $114,000 from receipt of alternative minimum tax refunds as a result of federal income tax law changes and deferred federal and state income tax expenses of $549,000 and $38,000, respectively. A reconciliation of our effective income tax rate as compared to the statutory U.S. income tax rate is provided in Note 8 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management's most subjective or difficult judgements. These policies are as follows:

REVENUE RECOGNITION - Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", SAB No. 101, "Revenue Recognition in Financial Statements" and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Revenues from separate service maintenance agreements are recognized ratably over the term of the agreements. We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by us. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the year ended September 3, 2004, revenues to one customer in the amount of $3,837,000 were recorded prior to delivery as bill and hold transactions. At September 3, 2004, accounts receivable for these revenues amounted to $1,140,000 and were paid in full subsequent to September 3, 2004.

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

Our principal sources of revenues are from the sales of various satellite communications equipment. Embedded in our products is internally developed software of varying applications. Historically, we have not sold or marketed our software separately or otherwise licensed our software apart from the related communications equipment. Should we begin to market or sell software whereby it is more than an incidental component of the hardware, then we would recognize software license revenue in accordance with SOP No. 97-2, "Software Revenue
Recognition" as amended by SOP No. 98-9, "Software Revenue Recognition, with Respect to Certain Transactions."

INVENTORY RESERVES - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. We make inventory reserve provisions to properly reflect inventory value based on a review of inventory quantities on hand, sales forecasts, new products being developed and technology changes. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At September 3, 2004, inventories, net of reserve provisions, amounted to $3,840,000.

CAPITALIZED SOFTWARE COSTS - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At September 3, 2004, capitalized software costs, net of accumulated amortization, amounted to $1,668,000.

DEFERRED TAX ASSET VALUATION ALLOWANCE - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, we believe it is more likely than not that all of the deferred tax assets will be realized based on our backlog and financial projections. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced. Any reduction in the realizable value of deferred tax assets would result in a charge to income tax expense in the period such determination was made. In addition, any reductions in corporate federal tax rates would reduce the carrying value of deferred tax assets. Each 1% reduction in corporate federal tax rates would reduce deferred tax assets by approximately $35,000 based on the deferred tax asset balances at September 3, 2004. At September 3, 2004, deferred tax assets amounted to $4,169,000, including $2,260,000 in net operating loss carryforwards which expire in fiscal 2020 through 2024 and state tax credits of $199,000 expiring in fiscal 2009.

ACCOUNTS RECEIVABLE VALUATION - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At September 3, 2004, accounts receivable net of allowances for doubtful accounts amounted to $2,480,000.

LIQUIDITY AND CAPITAL RESOURCES

      At September 3, 2004, our primary sources of liquidity were cash and cash equivalents of $1,521,000 and a $5,000,000 bank loan facility. Cash and cash equivalents decreased $2,692,000 in fiscal 2004. We have no long-term debt or line of credit borrowings outstanding at September 3, 2004. Our bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories, is currently being used to support import letters of credit issued to our offshore manufacturers, which at September 3, 2004 amounted to $1,916,000. At September 3, 2004, approximately $2,049,000 net of the outstanding letters of credit was available to borrow under the advance formulas. We believe that the loan facility along with cash and cash equivalent balances will be sufficient to support our operations over the next twelve months. Beginning in the first half of fiscal 2005, we expect that, from time to time, we will use borrowings on the line of credit to support operations. We expect bookings for new products to result in increased revenues during fiscal 2005, which could require an increase in the credit limit primarily to support increases in import letter of credit balances. While no assurances may be given, WCI believes additional credit limits would be made available under the existing line of credit to support borrowing requirements resulting from increased revenues. Should the bookings and revenues for the new products not materialize, we are committed to reducing operating costs to bring them in line with revenue levels.

      Cash used by operating activities in fiscal 2004 was $562,000. Cash provided by operating activities was $1,792,000 in fiscal 2003 and $3,986,000 in fiscal 2002. Fiscal 2004 net loss adjusted for non cash expenses used cash of $581,000. Increases in inventories and other assets used cash of $2,062,000 while changes in accounts receivable and customer deposits provided cash of $1,786,000. Changes in accounts payable and accrued expenses provided cash of $295,000.

      Cash used by investing activities in fiscal 2004 was $2,299,000 compared to $2,673,000 in fiscal 2003 and $720,000 in fiscal 2002. In fiscal 2004, investing activities used cash of $395,000 for property and equipment expenditures, $1,693,000 for capitalized software additions and $210,000 for legal expenses related to the filing of applications for various patents and trademarks. Capitalized software expenditures were incurred for the development of COMPEL network control software, the iPump Media Server, UNITY4600 and DTV series 700 products. Property and equipment expenditures were for planned additions of principally manufacturing and engineering test equipment. Fiscal 2005 expenditures for investing activities are expected to approximate fiscal 2004 levels.

      Cash provided by financing activities was $168,000 in fiscal 2004. Cash used by financing activities was $24,000 in fiscal 2003 and $75,000 in fiscal 2002. In fiscal 2004, financing activities used cash of $4,000 for scheduled repayments of long-term obligations and $38,000 for loan facility fees, and provided $210,000 of cash from the exercise of stock options.

      Net accounts receivable decreased $1,080,000 to $2,480,000 at September 3, 2004, from $3,560,000 at August 29, 2003, compared to $3,038,000 at August 30,
2002. The decrease in fiscal 2004 was primarily due to lower revenues in the fourth quarter of fiscal 2004 compared to the same period of fiscal 2003. The allowance for doubtful accounts was $363,000 at September 3, 2004, $355,000 at August 29, 2003 and $352,000 at August 30, 2002. Write-offs were $5,000 in fiscal 2004, $27,000 in fiscal 2003 and $108,000 in fiscal 2002. Recoveries in fiscal 2004 were $14,000. Increases to the allowance and charges to general and administrative expense were $ 0 in fiscal 2004, $30,000 in fiscal 2003 and $155,000 in fiscal 2002.

      Customer deposits increased $705,000 to $960,000 at September 3, 2004, from $255,000 at August 29, 2003, primarily due to two customer bookings scheduled to ship in fiscal 2005. Customer deposits vary with the timing and terms of customer bookings.

      Inventory before reserves increased $1,674,000 to $7,307,000 at September 3, 2004, from $5,633,000 at August 29, 2003. The increase was primarily due to deliveries in the fourth quarter of fiscal 2004 of iPump Media Servers and Unity 4600 receivers from offshore manufacturers which are expected to ship in the first half of fiscal 2005. During fiscal 2004, inventory reserves were increased by provisions charged to cost of sales of $225,000. The increase in the provision was to provide additional reserves for 1) slower-moving analog products, 2) excess digital audio inventories, and 3) potentially slow-moving inventories of earlier generations of other digital products. These products continue to sell but at reduced quantities. Inventory reserves were increased by provisions charged to cost of sales of $75,000 in fiscal 2003 and $800,000 in fiscal 2002. Inventory reserves were decreased by write-offs of $248,000 in fiscal 2004, $365,000 in fiscal 2003 and $1,176,000 in fiscal 2002. During fiscal 2004, increases in inventories used cash of $1,922,000. During fiscal 2003 and 2002, decreases in inventories provided cash of $1,703,000, and $2,765,000, respectively.

      WCI's bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on June 30, 2006, or upon demand and requires an annual facility fee of .75% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank's prime rate (4.75% at September 3, 2004).

      The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in process kit inventories; 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. The loan is secured by a first lien on substantially all of WCI's assets and guaranteed by Wegener Corporation. At September 3, 2004, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. The loan facility is currently being used to support import letters of credit issued to offshore manufacturers, which at September 3, 2004 amounted to $1,916,000. At September 3, 2004, approximately $2,049,000, net of outstanding letters of credit, was available to borrow under the advance formulas.

      We are required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2005, retain certain key employees, maintain certain financial ratios, and are precluded from paying dividends. At September 3, 2004, we were in compliance with all loan facility covenants. We believe that the loan facility along with cash and cash equivalent balances will be sufficient to support operations through fiscal 2005

      In addition, at September 3, 2004, we had land and buildings and improvements with a cost basis of $4,454,000 which had no mortgage balances outstanding.

      We have three manufacturing and purchasing agreements for certain finished goods inventories. At September 3, 2004, outstanding purchase commitments under these agreements amounted to $7,233,000. Pursuant to the above agreements, at September 3, 2004, we had outstanding letters of credit in the amount of $1,916,000.

A summary of our long-term contractual obligations as of September 3, 2004 consisted of:

                                          Payments Due by Period
                          -------------------------------------------------

Contractual Obligations      Total      One Year     2-3 Years    4-5 Years

Operating leases          $  127,000   $  117,000   $    6,000   $    4,000

Purchase commitments       7,741,000    6,808,000      933,000           --
                          -------------------------------------------------
Total                     $7,868,000   $6,925,000   $  939,000   $    4,000
                          =================================================

IMPACT OF INFLATION

      We do not believe that inflation has had a material impact on revenues or expenses during the past three fiscal years.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables," which addressed certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact our financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. On November 7, 2003, the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. We have not entered into any financial instruments covered by this statement and the adoption of this standard did not have a material impact on our consolidated financial statements or results of operations.

OUTLOOK: ISSUES AND UNCERTAINTIES

      The market for our products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. Product introductions are generally characterized by increased functionality and better quality, sometimes at reduced prices. The introduction of products embodying new technology may render existing products obsolete and unmarketable or marketable at substantially reduced prices. Our ability to successfully develop and introduce on a timely basis new and enhanced products that embody new technology, and achieve levels of functionality and price acceptable to the market, will be a significant factor in our ability to grow and remain competitive. If we are unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the industry, our business and operating results will be materially and adversely affected.

      WCI competes with companies that have substantially greater resources and a larger number of products, as well as with small specialized companies. Through relationships with technology partners and original equipment manufacturer (OEM) suppliers, We are positioned to provide end-to-end solutions to our customers. Competition in the market for our MPEG-2 broadcast television electronics products, including digital video equipment, is driven by timeliness, performance and price. Our broadcast digital video products in production are competitively priced, with unique, desirable features. The COMPEL Network Control System meets customer needs by providing regionalization of receiver control and spot advertisement. Due to the large number of potential end users, both small and large competitors continue to emerge. We believe we are positioned to capitalize on the market trends in this business through careful development of its product and market strategies, which have proven successful in increasing revenues from this sector. In the cable television market we believe that the competitive position for many of our products is strong. However, the UNITY product family competes with significant and established firms. Other products for cable television include proprietary cueing and network control devices. Competition for radio network products, including our digital audio products, is very aggressive and pricing is very competitive. We believe that our continued success in all of our markets will depend on aggressive marketing and product development.

      The demand for digital products is being driven by the high cost of satellite capacity and increasing demand for video and multi-media content. The digital conversion of major networks is expected to continue, but it remains difficult to predict the precise timing and number of customers converting to digital. We believe the market as a whole has considerable built-up demand for digital technology. Although no assurances can be given, we expect to directly benefit from this increase in demand. There may be fluctuations in our revenues and operating results from quarter to quarter due to several factors, including the timing of significant orders from customers and the timing of new product introductions by us.

      We have invested a significant amount of financial resources to acquire certain raw materials, to incur direct labor and to contract to have specific outplant procedures performed on inventory in process. We purchased this inventory based upon previously known backlog and anticipated future sales given existing knowledge of the marketplace. Our inventory reserve of $3,467,000 at September 3, 2004, is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that might occur should our sales efforts not be successful.

      Sales to a relatively small number of major customers have typically comprised a majority of our revenues, and that trend is expected to continue throughout fiscal 2005 and beyond. Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, future revenues may fluctuate from quarter to quarter. Three customers accounted for 98.5% of the backlog at September 3, 2004 and for 98.1% of the backlog scheduled to ship during fiscal 2005.

      Our gross margin percentage is subject to variations based on the product mix sold in any period and on sales volumes. Start-up costs associated with new product introductions could adversely impact costs and future margins. We are very focused on controlling both direct and indirect manufacturing costs and other operating expenses. These costs will be adjusted as necessary if revenues do not increase as planned. Management believes that digital compression technology may be profitably employed to create increased demand for our satellite receiving equipment if those products are manufactured in a high volume, standardized production environment.

      Certain raw materials, video sub-components and licensed video processing technologies used in existing and future products are currently available from single or limited sources. Although we believe that all single-source components are currently available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future. Any disruption or termination of supply of certain single-source components or technologies could have a material adverse effect on our business and results of operations.

      We have made significant investments in capitalized software principally related to digital audio and video products. At September 3, 2004, capitalized software costs were $1,668,000. These costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives.

      The industry in which we operate is subject to rapid technological advances and frequent product introductions. We expect to remain committed to research and development expenditures as required to compete effectively and maintain pace with the rapid technological changes in the communications industry and to support innovative engineering and design for future products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to market rate risk for changes in interest rates relates primarily to our revolving line of credit facility and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at September 3, 2004, subject to variable interest rate fluctuations.

      At September 3, 2004, cash equivalents consisted of bank commercial paper in the amount of $1,045,000. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

      We do not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page

Report of Independent Registered Public Accounting Firm....................24

Consolidated Statements of Operations
     Years ended September 3, 2004, August 29, 2003, and August 30, 2002...25

Consolidated Balance Sheets
     As of September 3, 2004 and August 29, 2003...........................26

Consolidated Statements of Shareholders' Equity
     Years ended September 3, 2004, August 29, 2003, and August 30, 2002...27

Consolidated Statements of Cash Flows
     Years ended September 3, 2004, August 29, 2003, and August 30, 2002...28

Notes to Consolidated Financial Statements.................................29

Consolidated Supporting Schedules Filed:

Schedule II-Valuation and Qualifying Accounts
     Years ended September 3, 2004, August 29, 2003, and August 30, 2002...46

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

      BDO Seidman, LLP the Company's independent registered public accounting firm, has audited the financial statements prepared by management. Their opinion on the statements is presented below.

/s/ Robert A. Placek
Robert A. Placek,
President, Chief Executive Officer
and Chairman of the Board

/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
Treasurer and Chief Financial Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Wegener Corporation Duluth, Georgia

      We have audited the accompanying consolidated balance sheets of Wegener Corporation and subsidiaries as of September 3, 2004, and August 29, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of three years in the period ended September 3, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wegener Corporation and subsidiaries as of September 3, 2004, and August 29, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 3, 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman,  LLP
Atlanta,  Georgia       BDO Seidman,  LLP
December 1, 2004

Wegener Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year ended
                                                        ---------------------------------------------
                                                          SEPTEMBER 3,    August 29,      August 30,
                                                             2004            2003            2002
-----------------------------------------------------------------------------------------------------
Revenue                                                  $ 18,104,284    $ 20,133,180    $ 23,458,923
-----------------------------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                                  13,263,822      12,622,799      15,636,657
     (including non-cash equity related charges of
     $- , $11,688 and $31,256, respectively)
    Selling, general and administrative                     4,830,875       4,897,864       4,101,062
     (including non-cash equity related charges
of $ - , $17,360 and $58,807, respectively)
    Research and development                                3,095,393       2,852,573       2,409,949
     (including non-cash equity related charges of
     $139,800, $27,872 and $68,006, respectively)
-----------------------------------------------------------------------------------------------------

Operating costs and expenses                               21,190,090      20,373,236      22,147,668
-----------------------------------------------------------------------------------------------------

Operating income (loss)                                    (3,085,806)       (240,056)      1,311,255
    Interest expense                                          (95,962)        (69,165)        (64,061)
    Interest income                                            42,870          56,980          33,386
-----------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                        (3,138,898)       (252,241)      1,280,580

Income tax expense (benefit)                               (1,031,000)       (340,000)        473,000
-----------------------------------------------------------------------------------------------------

Net earnings (loss)                                      $ (2,107,898)   $     87,759    $    807,580
=====================================================================================================

Net earnings (loss) per share
    Basic                                                $       (.17)          $ (a)    $        .07
    Diluted                                              $       (.17)          $ (a)    $        .07
=====================================================================================================

Shares used in per share calculation
    Basic                                                  12,456,914      12,328,571      12,160,865
    Diluted                                                12,456,914      12,479,866      12,229,240
=====================================================================================================

      (a)   Less  than $.01 per share

          See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 3,     August 29,
                                                                   2004             2003
--------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                   $  1,520,761    $  4,213,252
    Accounts receivable                                            2,479,712       3,560,127
    Inventories                                                    3,839,840       2,142,835
    Deferred income taxes                                          2,199,000       2,109,000
    Other                                                            283,291         143,397
--------------------------------------------------------------------------------------------

          Total current assets                                    10,322,604      12,168,611

Property and equipment, net                                        2,699,502       2,913,551
Capitalized software costs, net                                    1,667,632       1,304,416
Deferred income taxes                                              1,970,000       1,029,000
Other assets                                                         835,878         752,003
--------------------------------------------------------------------------------------------

                                                                $ 17,495,616    $ 18,167,581
============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                            $  1,293,564    $  1,195,034
    Accrued expenses                                               1,719,119       1,432,749
    Customer deposits                                                960,092         254,667
    Current maturities of long-term obligations                           --           4,320
--------------------------------------------------------------------------------------------

          Total current liabilities                                3,972,775       2,886,770

Long-term obligations, less current maturities                            --              --
--------------------------------------------------------------------------------------------

          Total liabilities                                        3,972,775       2,886,770
--------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
    Common stock, $.01 par value; 20,000,000
      shares authorized; 12,526,051 and 12,381,251 shares            125,261         123,813
      respectively, issued and outstanding                        19,819,549      19,471,069
    Additional paid-in capital                                    (6,421,969)     (4,314,071)
    Deficit

--------------------------------------------------------------------------------------------

Total shareholders' equity                                        13,522,841      15,280,811
--------------------------------------------------------------------------------------------
                                                                $ 17,495,616    $ 18,167,581
============================================================================================

              See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                       Additional       Retained
                                               Common Stock             Paid-in          Earnings                Treasury Stock
                                            Shares         Amount       Capital         (Deficit)          Shares           Amount
----------------------------------------------------------------------------------------------------------------------------------
BALANCE at August 31, 2001                12,314,575   $    123,146   $ 19,751,694    $ (5,209,410)        269,588    $   (577,562)

    Treasury stock reissued through
       stock options and 401(k) plan              --             --       (237,717)             --        (196,611)        421,217
    Net earnings for the year                     --             --             --         807,580              --              --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE at August 30, 2002                12,314,575   $    123,146   $ 19,513,977    $ (4,401,830)         72,977    $   (156,345)

    Issuance of shares through
       stock options and 401(k) plan          66,676            667        (42,908)             --         (72,977)        156,345
    Net earnings for the year                     --             --             --          87,759              --              --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE at August 29, 2003                12,381,251   $    123,813   $ 19,471,069    $ (4,314,071)             --    $         --
   Common stock issued through
    stock options                            144,800          1,448        208,680              --              --              --
   Value of stock options granted
    for services                                  --             --        139,800              --              --              --
   Net loss for the year                          --             --             --      (2,107,898)             --              --
==================================================================================================================================
BALANCE AT SEPTEMBER 3, 2004              12,526,051   $    125,261   $ 19,819,549    $ (6,421,969)             --    $         --
==================================================================================================================================

          See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year ended
                                                              -----------------------------------------
                                                              SEPTEMBER 3,    August 29,    August 30,
                                                                 2004           2003           2002
-------------------------------------------------------------------------------------------------------
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES
  Net earnings (loss)                                         $(2,107,898)   $    87,759    $   807,580
  Adjustments to reconcile net earnings (loss) to
        cash (used for) provided by operating activities
     Depreciation and amortization                              2,103,160      1,513,179      1,692,485
     Issuance of treasury stock for
        benefit plan                                                   --         82,409        158,119
     Value of stock options granted for services                  139,800             --             --
     Provision for bad debts                                           --         30,000        155,000
     Provision for inventory reserves                             225,000         75,000        800,000
     Provision (benefit) for deferred income taxes             (1,031,000)      (290,000)       587,000
     Provision for warranty reserves                               90,000             --             --
     Changes in assets and liabilities
        Accounts receivable                                     1,080,415       (552,365)    (2,116,342)
        Inventories                                            (1,922,005)     1,702,838      2,765,210
        Other assets                                             (139,894)       (53,331)        44,029
        Accounts payable and accrued expenses                     294,900       (280,687)      (870,935)
        Customer deposits                                         705,425       (522,356)       (36,102)
-------------------------------------------------------------------------------------------------------

                                                                 (562,097)     1,792,446      3,986,044
-------------------------------------------------------------------------------------------------------

CASH USED FOR INVESTMENT ACTIVITIES
  Property and equipment expenditures                            (395,063)      (584,245)      (147,478)
  Capitalized software additions                               (1,693,243)    (1,377,359)      (572,718)
  License agreements, patents, and trademark
        expenditures                                             (210,396)      (710,947)            --
-------------------------------------------------------------------------------------------------------

                                                               (2,298,702)    (2,672,551)      (720,196)
-------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
  Repayment of long-term debt and capitalized
        lease obligations                                          (4,320)        (6,094)       (44,660)
  Loan facility fees                                              (37,500)       (50,000)       (55,536)
  Proceeds from stock options exercised                           210,128         31,695         25,381
-------------------------------------------------------------------------------------------------------
                                                                  168,308        (24,399)       (74,815)
-------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents               (2,692,491)      (904,504)     3,191,033
Cash and cash equivalents, beginning of year                    4,213,252      5,117,756      1,926,723
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                        $ 1,520,761    $ 4,213,252    $ 5,117,756
========================================================================================================

          See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION. The financial statements include the accounts of Wegener Corporation (WGNR, "we," "our," "us" or the "Company") and its wholly-owned subsidiaries. Wegener Communications, Inc. (WCI) designs, manufactures and distributes satellite communications electronics equipment in the U.S. and internationally. All significant intercompany balances and transactions have been eliminated in consolidation.

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

FISCAL YEAR. The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal year 2004 contained 53 weeks while fiscal years 2003 and 2002 contained 52 weeks. All references herein to 2004, 2003 and 2002, refer to the fiscal years ending September 3, 2004, August 29, 2003 and August 30, 2002, respectively.

CASH EQUIVALENTS. Cash equivalents consist of highly liquid investments with original maturities of three months or less. At September 3, 2004, cash equivalents consisted of bank commercial paper in the amount of $1,045,000. At August 29, 2003, cash equivalents consisted of bank commercial paper in the amount of $1,850,000, and variable rate municipals in the amount of $2,000,000.

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

OTHER ASSETS. Other assets consist primarily of technology licenses, patents, trademarks, and loan facility fees. Costs of license agreements are amortized on a straight-line basis over their estimated useful lives. Legal expenses related to the filing of patent and trademark applications are capitalized. Upon issuance, these costs will also be amortized on a straight-line basis over the lesser of the legal life of the patents and trademarks or their estimated useful lives. Annual loan facility fees are amortized equally over twelve months.

REVENUE RECOGNITION. Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", SAB No. 101, "Revenue Recognition in Financial Statements" and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Revenues from separate service maintenance agreements are recognized ratably over the term of the agreements. We have recognized revenue in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by them, and no additional performance obligations by the Company exist. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the year ended September 3, 2004, revenues to one customer in the amount of $3,837,000 were recorded prior to delivery as bill and hold transactions. At September 3, 2004, accounts receivable for these revenues amounted to $1,140,000 and were paid in full subsequent to September 3, 2004.

Wegener Corporation and Subsidiaries

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

Our principal sources of revenues are from the sales of various satellite communications equipment. Embedded in the Company's products is internally developed software of varying applications. Historically, we have not sold or marketed our software separately or otherwise licensed our software apart from the related communications equipment. Should we begin to market or sell software whereby it is more than an incidental component of the hardware, we will recognize software license revenue in accordance with SOP No. 97-2, "Software Revenue Recognition" as amended by SOP No. 98-9, "Software Revenue Recognition, with Respect to Certain Transactions."

In accordance with EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," we included all shipping and handling billings to customers in revenues, and freight costs incurred for product shipments have been included in cost of products sold.

RESEARCH AND DEVELOPMENT/CAPITALIZED SOFTWARE COSTS. We expense research and development costs, including expenditures related to development of our software products that do not qualify for capitalization. Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that products or (b) the straight-line method over the remaining estimated economic life of the product. This has resulted in amortization periods of primarily three years. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives. Software development costs capitalized during fiscal 2004, 2003 and 2002, totaled $1,693,000, $1,377,000 and $573,000, respectively. Amortization expense, included in cost of products sold, was $1,330,000, $715,000 and $826,000 for the same periods, respectively. Capitalized software costs, net of accumulated amortization, were $1,668,000 at September 3, 2004 and $1,304,000 at August 29, 2003. Accumulated amortization amounted to $6,600,000 at September 3, 2004 and $5,270,000 at August 29, 2003.

LONG-LIVED ASSETS. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

STOCK-BASED COMPENSATION. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for
Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," but apply Accounting
Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our plans. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table includes disclosures required by SFAS No. 123, as amended by SFAS No. 148, and illustrates the effect on net earnings (loss) and net earnings
(loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123:

Wegener Corporation and Subsidiaries

                                                Year ended
---------------------------------------------------------------------------
                                   SEPTEMBER 3,     August 29,   August 30,
                                      2004            2003          2002
---------------------------------------------------------------------------
Net earnings (loss)
  As Reported                    $ (2,107,898)     $  87,759     $  807,580
  Add:
      Compensation cost
      included in reported
      net earnings (loss)                  --             --             --
  Deduct:
      Compensation cost
  using the fair value
  method, net of tax                 (131,075)       (53,519)      (122,984)
---------------------------------------------------------------------------
  Pro Forma                      $ (2,238,973)     $  34,240     $  684,596
===========================================================================
Earnings (loss) per share
  As Reported
      Basic                      $       (.17)         $ (a)     $      .07
      Diluted                            (.17)           (a)            .07
  Pro Forma
      Basic                              (.18)           (a)            .06
      Diluted                            (.18)           (a)            .06
============================================================================

      (a)   Less than $.01 per share

The fair  value of each  option  was  estimated  on the date of grant  using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions:

                                                Year ended
---------------------------------------------------------------------------
                               SEPTEMBER 3,       August 29,     August 30,
                                   2004             2003            2002
---------------------------------------------------------------------------

Risk free interest rate              4.00%           4.75%           5.00%
Expected term                   2.8 YEARS         3 years         3 years
Volatility                             90%             90%             75%
Expected annual dividends            NONE            none            none

The weighted average fair value of options granted was as follows:

                                                 Year ended
--------------------------------------------------------------------------------
                            SEPTEMBER 3,         August 29,          August 30,
                               2004                2003                 2002
--------------------------------------------------------------------------------

Per share option value      $      1.23         $       .86         $       .47
Aggregate total             $   474,230         $    46,530         $   256,706

INCOME TAXES. Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes. Deferred tax assets or liabilities are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income
(loss) and for tax credit and loss carryforwards based on enacted tax laws and rates. Valuation allowances are established to reduce deferred tax assets to amounts that we expect are more likely than not realizable.

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

Wegener Corporation and Subsidiaries

The following tables represent required disclosure of the reconciliation of the earnings and shares of the basic and diluted net earnings (loss) per share computations:


                                                                  Year ended
                                                  -------------------------------------------
                                                   SEPTEMBER 3,     August 29,    August 30,
                                                      2004            2003          2002
                                                  -------------------------------------------
BASIC
    Net earnings (loss)                           $ (2,107,898)   $     87,759   $    807,580
                                                  -------------------------------------------

    Weighted average shares
        outstanding                                 12,456,914      12,328,571     12,160,865
                                                  -------------------------------------------

    Net earnings (loss) per share                 $       (.17)   $        (a)   $        .07
                                                  ============================================
DILUTED
    Net earnings (loss)                           $ (2,107,898)   $     87,759   $    807,580

    Weighted average shares
        outstanding                                 12,456,914      12,328,571     12,160,865

    Effect of dilutive potential common shares:
            Stock options                                   --         151,295         68,375
                                                  -------------------------------------------
    Total                                           12,456,914      12,479,866     12,229,240
                                                  -------------------------------------------
    Net earnings (loss) per share                 $       (.17)   $        (a)   $        .07
                                                  ============================================

             (a) Less than $.01 per share

Stock options excluded from the diluted earnings (loss) per share calculation due to their antidilutive effect are as follows:

                                                        Year ended
                                ------------------------------------------------------------
                                  SEPTEMBER 3,          August 29,            August 30,
                                      2004                 2003                  2002
 Common stock options:
     Number of shares               1,627,781            796,050               882,550
     Range of exercise prices    $ .63 TO $5.63       $1.41 to $5.63      $1.41 to $5.63

FINANCIAL INSTRUMENTS. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and long and short-term borrowings. The fair value of these instruments approximates their recorded value. We do not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of September 3, 2004.

Financial instruments that potentially subject us to concentrations of market/credit risk consist principally of cash and cash equivalents and trade accounts receivable. We invest cash through a high credit-quality financial institution. A concentration of credit risk may exist with respect to trade receivables, as a substantial portion of our customers are affiliated with the cable television, business broadcast and telecommunications industries. We perform ongoing credit evaluations of customers worldwide and generally do not require collateral from our customers. We review accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. We include any balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed the receivable is written off against the allowance. Based on our best estimate we believe the allowance for doubtful accounts is adequate as presented. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Wegener Corporation and Subsidiaries

FOREIGN CURRENCY. The U.S. dollar is our functional currency for financial reporting. International sales are made and remitted in U.S. dollars.

RECENTLY ISSUED ACCOUNTING STANDARDS. In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables," which addressed certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this statement did not have any impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. On November 7, 2003, the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. We have not entered into any financial instruments covered by this statement and the adoption of this standard did not have a material impact on our consolidated financial statements or results of operations.

RECLASSIFICATIONS. Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation.

Wegener Corporation and Subsidiaries

2.  ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

                                                  SEPTEMBER 3,       August 29,
                                                      2004             2003
--------------------------------------------------------------------------------
      Accounts receivable - trade                  $ 2,766,528      $ 3,838,644
      Other receivables                                 76,473           76,143
--------------------------------------------------------------------------------
                                                     2,843,001        3,914,787

      Less allowance for doubtful accounts            (363,289)        (354,660)
--------------------------------------------------------------------------------
                                                   $ 2,479,712      $ 3,560,127
================================================================================

3.  INVENTORIES
Inventories are summarized as follows:
                                                SEPTEMBER 3,         August 29,
                                                   2004                2003
--------------------------------------------------------------------------------
Raw materials                                   $ 3,004,350         $ 2,347,542
Work-in-process                                   1,073,275             951,078
Finished goods                                    3,229,704           2,334,578
--------------------------------------------------------------------------------
                                                  7,307,329           5,633,198
 Less inventory reserves                         (3,467,489)         (3,490,363)
--------------------------------------------------------------------------------
                                                $ 3,839,840         $ 2,142,835
================================================================================

We have invested a significant amount of financial resources to acquire certain raw materials, sub- assemblies and finished goods, to incur direct labor and to contract to have specific outplant procedures performed on certain inventory in process. We purchased this inventory based upon prior backlog and anticipated future sales based upon our existing knowledge of the marketplace. Our inventory reserve of approximately $3,467,000 at September 3, 2004, is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that is reasonably possible should our sales efforts not be successful.

4. PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

                                               Estimated
                                             Useful Lives      SEPTEMBER 3,    August 29,
                                               (Years)           2004          2003
------------------------------------------------------------------------------------------
    Land                                                --    $    707,210    $    707,210
    Buildings and improvements                        3-30       3,746,690       3,746,690
    Machinery and equipment                            3-5       9,217,354       8,952,095
    Furniture and fixtures                               5         602,269         514,915
    Application software                               3-5         737,090         737,090
------------------------------------------------------------------------------------------
                                                                15,010,613      14,658,000
    Less accumulated depreciation
        and amortization                                       (12,311,111)    (11,744,449)
------------------------------------------------------------------------------------------

                                                              $  2,699,502    $  2,913,551
------------------------------------------------------------------------------------------

Depreciation expense for fiscal 2004, 2003 and 2002, totaled approximately $609,000, $666,000 and $816,000, respectively. Assets recorded under a capital lease included in property and equipment at September 3, 2004 and August 29, 2003, are machinery and equipment of approximately $613,000 and accumulated amortization of approximately $613,000.

Wegener Corporation and Subsidiaries

5. OTHER ASSETS
Other assets consisted of the following:

                                          SEPTEMBER 3, 2004
------------------------------------------------------------------------------
                                        COST         ACCUMULATED        NET
                                                    AMORTIZATION
      License agreements             $   570,000    $  (197,828)   $   372,172
      Patent applications                352,406             --        352,406
      Trademarks                          73,937           (776)        73,161
      Loan facility fees                  37,500         (6,250)        31,250
      Other                                6,889             --          6,889
------------------------------------------------------------------------------
                                     $ 1,040,732    $  (204,854)   $   835,878
==============================================================================

                                                  August 29, 2003
------------------------------------------------------------------------------
                                        Cost        Accumulated        Net
                                                    Amortization
      License agreements             $   570,000    $   (82,500)   $   487,500
      Patent applications                174,369             --        174,369
      Trademarks                          41,578             --         41,578
      Loan facility fees                  50,000         (8,333)        41,667
      Other                                6,889             --          6,889
------------------------------------------------------------------------------
                                     $   842,836    $   (90,833)   $   752,003
==============================================================================

Amortization expense of other assets amounted to $164,000, $133,000 and $50,000 for fiscal years 2004, 2003 and 2002, respectively.

We conduct an ongoing review of our intellectual property rights and potential trademarks. As of September 3, 2004, we incurred $352,000 and $63,000 of legal expenses related to the filing of applications for various patents and trademarks, respectively. Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life of the patents and trademarks or their estimated useful lives. If it becomes more likely than not that the patent application will not be granted, we will write-off the deferred cost at that time. At September 3, 2004, the cost of registered trademarks amounted to $11,000. License agreements are amortized over their estimated useful life of five years. Loan facility fees are amortized over twelve months.

6.  ACCRUED EXPENSES
Accrued expenses consist of the following:

                                               SEPTEMBER 3,           August 29,
                                                  2004                  2003

      Compensation                             $   728,304           $   570,977
      Royalties                                    295,673               261,639
      Warranty                                     151,390                65,651
      Taxes and insurance                           50,235                41,503
      Commissions                                  119,493               168,832
      Professional fees                            254,057               245,129
      Other                                        119,967                79,018
--------------------------------------------------------------------------------
                                               $ 1,719,119           $ 1,432,749
================================================================================

Wegener Corporation and Subsidiaries

7.  FINANCING AGREEMENTS
REVOLVING LINE OF CREDIT AND TERM LOAN FACILITY

WCI's bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on June 30, 2006, or upon demand and requires an annual facility fee of .75% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank's prime rate (4.75% at September 3, 2004).

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in process kit inventories; 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. The loan is secured by a first lien on substantially all of WCI's assets and guaranteed by Wegener Corporation. At September 3, 2004, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. The loan facility is currently being used to support import letters of credit issued to offshore manufacturers, which at September 3, 2004 amounted to $1,916,000. At September 3, 2004, approximately $2,049,000, net of outstanding letters of credit, was available to borrow under the advance formulas.

We are required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2005, retain certain key employees, maintain certain financial ratios, and are precluded from paying dividends. At September 3, 2004, we were in compliance with all loan facility covenants. We believe that the loan facility along with cash and cash equivalent balances will be sufficient to support operations through fiscal 2005.

8.  INCOME TAXES
The provision for income tax expense (benefit) consists of the following:

                                                      Year ended
--------------------------------------------------------------------------------
                                     SEPTEMBER 3,    August 29,     August 30,
                                        2004            2003          2002
--------------------------------------------------------------------------------
       Current
          Federal                    $        --    $        --    $  (114,000)
          State                               --        (50,000)            --
--------------------------------------------------------------------------------

                                              --        (50,000)      (114,000)
--------------------------------------------------------------------------------
      Deferred
          Federal                       (969,000)       (85,000)       549,000
          State                          (62,000)      (205,000)        38,000
--------------------------------------------------------------------------------

                                      (1,031,000)      (290,000)       587,000
--------------------------------------------------------------------------------

      Total                          $(1,031,000)   $  (340,000)   $   473,000
================================================================================

The effective income tax rate differs from the U.S. federal statutory rate as follows:

                                                             Year ended
--------------------------------------------------------------------------------
                                        SEPTEMBER 3,     August 29,   August 30,
                                           2004            2003          2002
      Statutory U.S. income tax rate      (34.0)%         (34.0)%        34.0%
      State taxes, net of federal
          benefits                         (2.0)          (99.8)          1.9
      Expired federal tax credit            3.1              --            --
      Non-deductible expenses                .2             1.6            .7
      Other, net                            (.1)           (2.6)           .3
--------------------------------------------------------------------------------
      Effective income tax rate           (32.8)%         (134.8)%       36.9%
================================================================================

Wegener Corporation and Subsidiaries

Deferred tax assets and liabilities that arise as a result of temporary differences are as follows:

                                                     SEPTEMBER 3,   August 29,
                                                        2004           2003
--------------------------------------------------------------------------------
      Deferred tax assets (liabilities):
         Accounts receivable and inventory reserves  $ 1,969,000    $ 1,957,000
         Accrued expenses                                231,000        179,000
         Net operating loss carryforwards              2,260,000      1,043,000
         Credit carryforwards                            199,000        297,000
         AMT credit carryovers                           138,000        138,000
         Depreciation                                     80,000        121,000
          Capitalized software costs                    (634,000)      (496,000)
          Other                                          (74,000)      (101,000)
--------------------------------------------------------------------------------
      Net deferred tax asset                         $ 4,169,000    $ 3,138,000
================================================================================
      Consolidated balance sheet classifications:
          Current deferred tax asset                 $ 2,199,000    $ 2,109,000
          Noncurrent deferred tax asset                1,970,000      1,029,000
--------------------------------------------------------------------------------
          Net deferred tax asset                     $ 4,169,000    $ 3,138,000
--------------------------------------------------------------------------------

Net deferred tax assets increased $1,031,000 to $4,169,000 at September 3, 2004. The increase was principally due to increases in net operating loss carryforwards, offset by reductions of general business and foreign tax credits of $98,000 which expired September 3, 2004. Net deferred tax assets increased $290,000 to $3,138,000 at August 29, 2003. The increase was principally due to state income tax credits of $199,000 and increases in net operating loss carryforwards. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, we believe it is more likely than not that all of the deferred tax assets will be realized based on our backlog and financial projections. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of further taxable income during the carryforward period are reduced.

At September 3, 2004, we had a federal net operating loss carryforward of $6,295,000, which expires beginning fiscal 2020 through 2024. Additionally, we had an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009.

9. COMMON STOCK AND STOCK OPTIONS.

1998 INCENTIVE PLAN. On February 26, 1998, our stockholders approved the 1998 Incentive Plan (the "1998 Plan"). The Plan provides for awards of up to an aggregate of 2,000,000 shares of common stock which may be represented by (i) incentive or nonqualified stock options, (ii) stock appreciation rights (tandem and free-standing), (iii) restricted stock, (iv) deferred stock, or (v) performance units entitling the holder, upon satisfaction of certain performance criteria, to awards of common stock or cash. In addition, the 1998 Plan provides for loans and supplemental cash payments to persons participating in the 1998 Plan in connection with awards granted. Eligible participants include officers and other key employees, non-employee directors, consultants and advisors to the Company. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights may be not less than 100% of the fair market value on the date of grant or, in the case of an option granted to a 10% or greater stockholder, not less than 110% of the fair market value on the date of grant. The exercise price for any other option and stock appreciation rights shall be at least 75% of the fair market value on the date of grant. The exercise period for nonqualified stock options may not exceed ten years and one day from the date of the grant, and the expiration period for incentive stock options or stock appreciation rights shall not exceed ten years from the date of the grant (five years for a 10% or greater stockholder). The 1998 Plan contains an automatic option grant program to non-employee members of the Board of Directors. Such members will each be granted an option to purchase 3,000 shares of common stock on the last day of each December on which regular trading occurs on the NASDAQ Stock Market, at an exercise price equal to the fair market value of such stock on the date of grant. Such options will be exercisable during the period of ten years and one day from the date of grant of the option. On December 31, 2003, non-employee directors were granted options to purchase 9,000 shares at an exercise price of $2.08. The automatic grants in fiscal 2003 and 2002 were suspended; however, on January 21, 2003 and January 22, 2002, non-employee directors were granted options to purchase 9,000 shares at an exercise price of $1.09 and 40,900 shares at an exercise price of $1.00, respectively. The effective date of the 1998 Plan is January 1, 1998 and the 1998 Plan has a ten-year term. During fiscal 2004, options for 100,000 shares of common stock, exercisable at $2.39, were granted pursuant to a consulting agreement to provide software development services. The fair value of the options was measured on the grant date using the Black-Scholes option pricing model. As the options were fully vested and nonforfeitable, the fair value of $139,800 was charged to research and development expenses in fiscal 2004, in accordance with EITF 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Additionally, during fiscal 2004, other stock option activity included grants of options to employees to purchase an aggregate of 368,156 shares, vesting 25% annually beginning one year from the date of grant, at a weighted average exercise price of $2.21. Options for 141,800 shares with exercise prices ranging from $.84 to $2.31 were exercised and options for 33,000 shares were forfeited. During fiscal 2003, options for 54,000 shares of common stock were granted to outside directors and employees pursuant to employment agreements at exercise prices ranging from $.91 to $2.09. Additionally, options for 7,500 shares were forfeited and options for 23,000 shares were exercised at $.84 and $1.47. During fiscal 2002, options for an aggregate of 552,375 shares of common stock were granted at exercise prices ranging from $.60 to $1.03. Additionally, options for 25,000 shares were forfeited and options for 22,000 shares were exercised at prices ranging from $.60 to $.67. At September 3, 2004, options for 495,419 shares of common stock were available for future issuance. Subsequent to September 3, 2004, options to purchase 10,000 shares at an exercise price of $1.38 were granted to a non-employee director.

Wegener Corporation and Subsidiaries

1989 DIRECTORS' INCENTIVE PLAN. On January 9, 1990, the stockholders approved the Wegener Corporation 1989 Directors' Incentive Plan permitting certain participating directors of the Company to be eligible to receive incentive awards consisting of common stock of the Company, performance units or stock appreciation rights payable in stock or cash, or nonqualified stock options to purchase such stock, or any combination of the foregoing, together with supplemental cash payments. During the second quarter of fiscal 1995, the Company amended the 1989 Directors' Stock Option Plan to increase the aggregate number of shares of common stock that may be awarded from 100,000 to 300,000 shares; to remove the ineligibility provision for certain directors; and to grant annually to each non-employee director, options to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of such stock on the date of grant. The exercise price per share for nonqualified stock options or stock appreciation rights shall not be less than 85% of fair market value on the date the award is made or not more than nine trading days immediately preceding such date. The expiration period for a nonqualified stock option shall be ten years and one day from the date of the grant. The expiration period for stock appreciation rights, including any extension, shall not exceed ten years from the date of grant. This plan terminated and expired effective December 1, 1999. During fiscal 2004, no options were exercised. During fiscal 2003, options for 16,500 shares were exercised at $ .75. At September 3, 2004, options for 265,000 shares of common stock remained outstanding under the 1989 Directors' Incentive Plan.

1988 INCENTIVE PLAN. On January 10, 1989, the stockholders approved the 1988 Incentive Plan providing to key employees other than directors of the Company, incentive awards consisting of common stock, performance units or stock appreciation rights payable in stock or cash, incentive or nonqualified stock options to purchase stock, or any combination of the above, together with supplemental cash payments. The aggregate number of shares issuable under the 1988 plan is 750,000 common shares. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights will be equal to 100% of the fair market value or, in the case of an option granted to a 10% or greater stockholder, l10% of the fair market value. The exercise price for any other option and stock appreciation rights shall be at least 85% of the fair market value on the date the option is granted. The exercise period for nonqualified stock options shall be ten years and one day from the date of the grant, and the exercise period for incentive stock options or stock appreciation rights shall not exceed ten years from the date of the grant. During fiscal 2003, options for 114,000 shares of common stock were forfeited. During fiscal 2002, options for 7,500 shares of common stock were exercised at $1.44 and options for 96,500 shares were forfeited. This plan terminated and expired December 1, 1998. At September 3, 2004, no options for shares of common stock remained outstanding under the 1988 Incentive Plan.

Wegener Corporation and Subsidiaries

A summary of stock option transactions for the above plans follows:

                                                                    Weighted
                                        Number       Range of       Average
                                      of Shares   Exercise Prices Exercise Price
--------------------------------------------------------------------------------
      Outstanding at
          August 31, 2001              1,034,050    $.75 - 5.63       $ 2.04
             Granted                     552,375     .60 - 1.03          .90
             Exercised                   (29,500)    .60 - 1.44          .86
             Forfeited or cancelled     (121,500)   1.44 - 2.31         1.56
================================================================================
      Outstanding at
          August 30, 2002              1,435,425    $.63 - 5.63       $ 1.67
             Granted                      54,000     .91 - 2.09         1.65
             Exercised                   (39,500)    .75 -  .84          .80
             Forfeited or cancelled     (121,500)   1.41 - 2.31         1.47
================================================================================
      Outstanding at
          August 29, 2003              1,328,425    $.63 - 5.63       $ 1.70
             Granted                     477,156    2.08 - 2.72         2.25
             Exercised                  (144,800)    .84 - 2.31         1.45
             Forfeited or cancelled      (33,000)          1.47         1.47
================================================================================
      OUTSTANDING AT
          SEPTEMBER 3, 2004            1,627,781    $.63 - 5.63       $ 1.89
      AVAILABLE FOR ISSUE AT
          SEPTEMBER 3, 2004              495,419             --           --
================================================================================
      OPTIONS EXERCISABLE AT
          SEPTEMBER 3, 2004            1,257,414    $.63 - 5.63       $ 1.80
          August 29, 2003              1,293,425    $.63 - 5.63       $ 1.70
================================================================================

The weighted average remaining contractual life of options outstanding at September 3, 2004, was 3.8 years.

10. EMPLOYEE BENEFIT PLANS WCI has a profit-sharing plan covering substantially all employees. Amounts to be contributed to the plan each year are determined at the discretion of the Board of Directors subject to legal limitations. No contributions were declared for fiscal years 2004, 2003 and 2002.

Eligible WCI employees are permitted to make contributions, up to certain regulatory limits, to the plan on a tax deferred basis under Section 401(k) of the Internal Revenue Code. The plan provides for a minimum Company matching contribution on a quarterly basis at the rate of 25% of employee contributions with a quarterly discretionary match. During fiscal years 2004, 2003 and 2002, an additional discretionary matching contribution of 25% of employee contributions was made for all quarters. All matching contributions are in the form of Company stock or cash at the discretion of the Company's Board of Directors. During fiscal 2004, all matching contributions in the amount of $235,000 were in the form of cash. During the first five months of fiscal 2003, matching contributions were made in the form of Company stock with the remainder of the fiscal year's contributions made in the form of cash. Fiscal 2003 matching contributions of $189,000 consisted of $132,000 in the form of cash and $57,000 in the form of Company stock. Matching Company contributions of $158,000 in fiscal 2002 were in the form of Company stock.

11. SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on these standards we have determined that we operate in a single operating segment: the manufacture and sale of satellite communications equipment.

Wegener Corporation and Subsidiaries

In this single operating segment we have three sources of revenues as follows:

                                                                   Year ended
                                                 ------------------------------------------------
                                                 SEPTEMBER 3,       August 29,        August 30,
                                                      2004             2003              2002
     --------------------------------------------------------------------------------------------

         Direct Broadcast Satellite               $16,533,758       $18,152,647       $21,932,974
         Telecom and Custom Products                  937,498         1,411,493         1,073,345
         Service                                      633,028           569,040           452,604
     --------------------------------------------------------------------------------------------

                                                  $18,104,284       $20,133,180       $23,458,923
     ============================================================================================

Revenues by geographic areas are as follows:

                                                                   Year ended
                                                 ------------------------------------------------
                                                 SEPTEMBER 3,       August 29,        August 30,
                                                      2004             2003              2002
     --------------------------------------------------------------------------------------------

     Geographic Area
         United States                            $17,498,397       $19,293,956       $21,986,074
         Canada                                        83,711           314,625           576,733
         Europe                                       366,474           262,958           387,524
         Asia                                          92,756           147,318           219,778
         Latin America and Mexico                      20,788            18,366            69,522
         Other                                         42,158            95,957           219,292
     --------------------------------------------------------------------------------------------

                                                  $18,104,284       $20,133,180       $23,458,923
     ============================================================================================

Revenues attributed to geographic areas are based on the location of the customer. All of our long-lived assets are located in the United States.

We sell to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network and data communications industries. Customers representing 10% or more of the year's revenues are as follows:

                                   Year ended
                      -------------------------------------
                      SEPTEMBER 3,   August 29,  August 30,
                           2004         2003        2002
          -------------------------------------------------

          Customer 1       39.6%        39.3%       27.5%
          Customer 2        (a)         16.3%       27.9%
          Customer 3        (a)          (a)        11.1%

          (a) Revenues for the year were less than 10% of total revenues.

Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2005 and beyond. Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, future revenue levels may fluctuate from quarter to quarter.

At September 3, 2004 and at August 29, 2003, two customers accounted for more than 10% of our accounts receivable. When deemed appropriate, we use letters of credit and credit insurance to mitigate the credit risk associated with foreign sales.

Wegener Corporation and Subsidiaries

12. STATEMENTS OF CASH FLOWS
Interest payments were approximately $96,000, $69,000 and $64,000 for fiscal years 2004, 2003 and 2002, respectively. Income tax refunds received in fiscal 2002 were $208,000. No income taxes were paid or received in 2004 or 2003. Noncash financing activities in fiscal 2004 included the fair value of stock options granted for services valued at $140,000. Noncash financing activities in fiscal 2003 included 72,977 shares of treasury stock reissued and 27,176 shares of common stock issued for 401(k) matching Company contributions valued at approximately $82,000. Noncash financing activities in fiscal 2002 included 167,111 shares of treasury stock reissued for 401(k) matching Company contributions valued at approximately $158,000.

13. COMMITMENTS AND CONTINGENCIES
We have three manufacturing and purchasing agreements for certain finished goods inventories. At September 3, 2004, outstanding purchase commitments under these agreements amounted to $7,233,000. Pursuant to the above agreements, at September 3, 2004, we had outstanding letters of credit in the amount of $1,916,000.

During the first quarter of fiscal 2004, we entered into a two-year agreement aggregating $870,000 for engineering design and software development services. At September 3, 2004, the outstanding commitment under the agreement was $508,000.

We lease certain office and manufacturing facilities, vehicles and equipment under long-term non-cancelable operating leases that expire through fiscal 2007. Future minimum lease commitments are approximately as follows: 2005-$117,000, 2006-$4,000, 2007-$2,000, 2008-$2,000, 2009-$2,000. Rent expense under all leases was approximately $228,000, $242,000 and $243,000 for fiscal years 2004, 2003 and 2002, respectively.

From time to time in the ordinary course of business, we have become a defendant in various types of legal proceedings. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

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

14. GUARANTEES
Warranty
We warrant our products for a 12 to 14 month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. We expense costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty liabilities amounted to $151,000 at September 3, 2004. For the year ended September 3, 2004, the accrual was increased by $90,000 and reduced by $4,000 for satisfied warranty claims. Warranty expense recognized during the year ended September 3, 2004, amounted to $90,000.

Letters of Credit
WCI provides standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements. At September 3, 2004, outstanding letters of credit amounted to $1,916,000.

Wegener Corporation and Subsidiaries

Financing Agreements
The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At September 3, 2004, no balances were outstanding on the loan facility.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         -------------------------------------------------------------      -------------
                                                                   Quarter
                                         -------------------------------------------------------------      -------------
                                            First           Second           Third           Fourth              Year
FISCAL 2004
   REVENUE                               $4,750,205      $4,712,923       $4,777,394      $3,863,762         $18,104,284
   GROSS PROFIT                           1,274,668       1,198,311        1,392,372         975,111           4,840,462
   OPERATING (LOSS)                        (687,204)       (854,717)        (550,703)       (993,182)         (3,085,806)
   NET (LOSS)                              (448,668)       (655,264)        (356,641)       (647,325)         (2,107,898)
   NET (LOSS) PER SHARE
      BASIC                                   (0.04)          (0.05)           (0.03)          (0.05)             (0.17)
      DILUTED                                 (0.04)          (0.05)           (0.03)          (0.05)             (0.17)

Fiscal 2003
   Revenue                               $3,945,118      $5,219,152       $6,254,459      $4,714,451         $20,133,180
   Gross profit                           1,301,208       1,874,297        2,441,736       1,893,140           7,510,381
   Operating income (loss)                 (583,587)        187,755          195,159(b)      (39,383)(b)        (240,056)
   Net earnings (loss)                     (369,546)        116,657          122,968         217,680 (c)          87,759
   Net earnings (loss) per share
      Basic                                   (0.03)           0.01             0.01            0.02                  (a)
      Diluted                                 (0.03)           0.01             0.01            0.02                  (a)

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

ITEM 9B. OTHER INFORMATION

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information contained under the caption "ELECTION OF DIRECTORS" in the Proxy Statement pertaining to the January 25, 2005 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference in partial response to this item. See also Item 1. "Business - Executive Officers of the Registrant" on page 9 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

      Information contained under the caption "EXECUTIVE COMPENSATION" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information contained under the captions "ELECTION OF DIRECTORS," "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "Equity Compensation Plan Information" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information contained under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information contained under the caption "PRINCIPAL ACCOUNTANT FEES AND SERVICES" in the Proxy Statement is incorporated herein by reference in response to this item."

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) (1) The following consolidated financial statements of Wegener Corporation and subsidiaries and the related Report of Independent Registered Public Accounting Firm thereon are filed as part of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets - September 3, 2004, and August 29, 2003.

Consolidated Statements of Operations - Years ended September 3, 2004, August 29, 2003, and August 30, 2002.

Consolidated Statements of Shareholders' Equity - Years ended September 3, 2004, August 29, 2003, and August 30, 2002.

Consolidated Statements of Cash Flows - Years ended September 3, 2004, August 29, 2003, and August 30, 2002.

Notes to Consolidated Financial Statements.

      Separate financial statements of the Registrant have been omitted because the Registrant is primarily a holding company and all subsidiaries included in the consolidated financial statements are wholly-owned.

      (a)(2) The  following  consolidated  financial   statements  schedule  for
             Wegener Corporation and subsidiaries is included herein, beginning on page 46:

             Schedule II-Valuation and Qualifying Accounts Years ended September 3, 2004, August 29, 2003, and August 30, 2002.

      (a)(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on pages 47 and 48.

      (b)    See Part IV, Item 15(a) (3).

      (c)    See Part IV, item 15(a) (2).

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Wegener Corporation
Duluth, Georgia

      The audits referred to in our report dated December 1, 2004, relating to the consolidated financial statements of Wegener Corporation and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

      In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                                      /s/ BDO Seidman, LLP
                                                      --------------------------
Atlanta, Georgia                                      BDO Seidman, LLP
December 1, 2004

                                   SCHEDULE II
                      WEGENER CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                              Balance at      Charged to                                    Balance at
                                              Beginning       Costs and                                       End of
                                              of Period       Expenses      Write-offs      Recoveries        Period
                                              -----------    -----------    -----------     -----------    -----------
Allowance for doubtful
  account receivable:
YEAR ENDED SEPTEMBER 3, 2004                  $   354,660    $        --    $    (5,105)    $    13,734    $   363,289

Year ended August 29, 2003                    $   351,592    $    30,000    $   (26,932)    $        --    $   354,660

Year ended August 30, 2002                    $   305,021    $   155,000    $  (108,429)    $        --    $   351,592


Inventory Reserves:

YEAR ENDED SEPTEMBER 3, 2004                  $ 3,490,363    $   225,000    $  (247,873)    $        --    $ 3,467,489

Year ended August 39, 2003                    $ 3,780,607    $    75,000    $  (365,244)    $        --    $ 3,490,363

Year ended August 30, 2002                    $ 4,156,494    $   800,000    $(1,175,887)    $        --    $ 3,780,607

EXHIBIT INDEX

      The following documents are filed as exhibits to this report. An asterisk identifies those exhibits previously filed and incorporated herein by reference below. For each such asterisked exhibit there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted. Exhibits 10.3 through 10.6 identify management contracts or compensatory plans.

    Exhibit Number                    Description of Document

         *3.1     By-Laws (Reg. No. 2-81795, Exhibits 3(a) and 3(b)).

         *3.2 Certificate of Incorporation as amended through May 4, 1989, (1989 10-K, filed November 30, 1989, SEC file No. 0-11003,
                  Exhibit 3.2).

         *3.3 Amendment to Certificate of Incorporation (1997 10-Q, filed June 27, 1997, SEC file No. 0-11003, Exhibit 3.1).

         *3.4 Amended and Restated By-laws (Form 8-K, dated as of May 1, 2003 and filed May 6, 2003, Exhibit 3.1).

         *4.0     See By-Laws and Certificate of Incorporation, Exhibits 3.1 and
                  3.2. See Articles II and VIII of the By-Laws and Article IV of the Certificate.

         *4.1 Loan and Security Agreement and Demand Note dated June 5, 1996, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $8,500,000 combined revolving credit note and term note (1996 10-K, filed November 27, 1996, SEC file No. 0-11003, Exhibit 4.1).

         *4.5 Loan and Security Agreement - First Amendment dated August 4, 1998, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $10,000,000 combined revolving credit note and term note (1998 10-K, filed November 9, 1998, SEC file No. 0-11003, Exhibit 4.5).

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

         *4.9 Stockholder Rights Agreement (Form 8-K, dated as of May 1, 2003 and filed May 6, 2003, Exhibit 4.1).

         *4.10 Loan and Security Agreement - Sixth Amendment dated June 27, 2004, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $5,000,000 combined revolving credit note and term note. (2004 10-Q filed July 9, 2004, Exhibit 4.1.)

                  No other long-term debt instrument of the Registrant or its subsidiaries authorizes indebtedness exceeding 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis and the Registrant hereby undertakes to provide the Commission upon request with any long-term debt instrument not filed herewith. Exhibit Number Description of Document *10.1 License Agreement, Distributorship and Supply Agreement, and Purchase Pooling and Warehouse Agreement dated May 28, 1994, by and between Wegener Communications, Inc. and Cross Technologies, Inc. (1995 10-K, filed December 15, 1994, SEC file No. 0-11003, Exhibit 10.4).

    Exhibit Number                    Description of Document

         *10.2 Wegener Communications, Inc. Profit Sharing Plan and Trust dated January 1, 1982, amended and restated as of January 1, 1984. (1987 10-K, dated and filed November 25, 1987, SEC file No. 0-11003, Exhibit 10.14).

         *10.3 1989 Directors' Incentive Plan (1990 10-K, filed November 29, 1990, SEC file No. 0-11003, Exhibit 10.9).

         *10.3.1 Amendment to 1989 Directors' Incentive Plan effective February 1, 1995, (1995 10-K, filed December 13, 1996, SEC file No.
                  0-11003, Exhibit 10.4.1).

         *10.4    1998   Incentive  Plan  (1998  Form  S-8,   Registration   No.
                  333-51205, filed April 28, 1998, Exhibit 10.1).

         *10.5 Form of Agreement between Wegener Corporation and Robert A. Placek, Ned L. Mountain, and C. Troy Woodbury, Jr. respecting severance payments in the event of change of control (Schedule 14D-9, filed May 6, 2003, Exhibit (e) (1)).

         10.6     Director Compensation Plan for 2004

         *14.1 Wegener Corporation Code of Business Conduct and Ethics (2003 10-K, filed November 26, 2003, SEC file No. 0-11003, Exhibit 14.1).

         21       Subsidiaries of the Registrant .

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

 WEGENER CORPORATION
 Date:  December 2, 2004                          By   /s/ Robert A. Placek
                                                       -------------------------
                                                       Robert A. Placek
                                                       President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 2nd day of December 2004.

Signature                                        Title

    /s/ Robert A. Placek                         President, Chief Executive Officer and Chairman of the Board,
---------------------------------------          Director (Principal Executive Officer)

    /s/ C. Troy Woodbury, Jr.                    Treasurer and Chief Financial Officer, Director
---------------------------------------          (Principal Financial and Accounting Officer)

    /s/ Ned L. Mountain                          Director, Executive Vice President of WCI
---------------------------------------
   Ned L. Mountain

    /s/ Phylis Eagle-Oldson                      Director
---------------------------------------
    Phylis Eagle-Oldson

    /s/ Joe K. Parks                             Director
---------------------------------------
   Joe K. Parks

    /s/ Thomas G. Elliot                         Director
---------------------------------------
   Thomas G. Elliot

    /s/ Wendell H. Bailey                        Director
---------------------------------------
   Wendell H. Bailey

DIRECTORS
Robert A. Placek
Chairman of the Board,
President and Chief
Executive Officer
Wegener Corporation and WCI

Ned L. Mountain
Executive Vice President
Wegener Communications, Inc.

C. Troy Woodbury, Jr.
Treasurer and Chief
Financial Officer
Wegener Corporation

Phylis Eagle-Oldson
President and Chief Executive
Officer of Emma L. Bowen
Foundation

Joe K. Parks
Retired, Previously
Laboratory Director,
Systems Development Laboratory
Georgia Tech Research Institute
Georgia Institute of Technology

Thomas G. Elliot
Senior Vice President of
Technical Projects
CableLabs

Wendell H. Bailey
President and Chief Executive
Officer of Strategic
Technology International

OFFICERS
Robert A. Placek
Chairman of the Board,
President and Chief
Executive Officer

Ned L. Mountain
Executive Vice President
Wegener Communications, Inc.

C. Troy Woodbury, Jr.
Treasurer and Chief
Financial Officer

INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
BDO Seidman, LLP
285 Peachtree Center Avenue
Suite 800
Atlanta, Georgia 30303-1230

TRANSFER AGENT
Securities Transfer Corporation
2591 Dallas Parkway
Suite 102
Frisco, Texas 75034

CORPORATE
HEADQUARTERS
11350 Technology Circle
Duluth/Atlanta, Georgia 30097-1502

ANNUAL MEETING The annual meeting of stockholders will be held on January 25, 2005 at 7:00 p.m. at the Corporate Headquarters.

COMMON STOCK NASDAQ
NASDAQ Small-Cap Market Symbol: WGNR

FORM 10-K REPORT
Wegener Corporation's Annual Report on Form 10-K, filed with the Securities and Exchange Commission, is available free of charge by written request to:
     Elaine Miller, Secretary
     Investor Relations
     Wegener Corporation
     11350 Technology Circle
     Duluth, Georgia 30097-1502

WEB SITE
HTTP://WWW.WEGENER.COM

QUARTERLY COMMON
STOCK PRICES
The Company's common stock is traded on the NASDAQ Small-Cap Market. The quarterly ranges of high and low sale prices for fiscal 2004 and 2003 were as follows:

                        High      Low
--------------------------------------

FISCAL YEAR ENDING SEPTEMBER 3, 2004

First Quarter           $3.15    $2.00
Second Quarter           3.28     1.94
Third Quarter            2.63     1.35
Fourth Quarter           2.05     1.06
--------------------------------------

FISCAL YEAR ENDING AUGUST 29, 2003

First Quarter           $1.07    $ .60
Second Quarter           1.10      .69
Third Quarter            1.72      .73
Fourth Quarter           2.49     1.29
--------------------------------------

The Company had approximately 381* shareholders of record at November 15, 2004. The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

*(This number does not reflect beneficial ownership of shares held in nominee names).