Form 10-Q
period 2004-12-03
WEGENER CORP
filed 2005-01-18
CIK 715073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 3, 2004

                                       OR
|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to__________________________

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

                        YES |_|                 NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value                          12,549,051 Shares
----------------------------                    -------------------------------
           Class                                Outstanding December 30, 2004

                      WEGENER CORPORATION AND SUBSIDIARIES
                Form 10-Q For the Quarter Ended December 3, 2004

                                      INDEX

                                                                         Page(s)
                                                                         -------
PART I.  Financial Information

  Item 1.  Financial Statements

            Introduction .....................................................3

           Consolidated Statements of Operations
           (Unaudited) - Three Months Ended

           December 3, 2004 and November 28, 2003 ............................4

           Consolidated Balance Sheets - December 3,
           2004 (Unaudited) and September 3, 2004 ............................5

           Consolidated Statements of Shareholders' Equity
           (Unaudited) - Three Months Ended December 3,

           2004 and November 28, 2003.........................................6

           Consolidated Statements of Cash Flows
           (Unaudited) - Three Months Ended December 3,

           2004 and November 28, 2003 ........................................7

           Notes to Consolidated Financial
           Statements (Unaudited) .........................................8-14

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................15-20

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........21

  Item 4.  Controls and Procedures...........................................21

PART II. Other Information

  Item 1.   None ............................................................22
  Item 2.   None
  Item 3.   None
  Item 4.   None
  Item 5.   None
  Item 6.   Exhibits.........................................................22

            Signatures ......................................................23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of December 3, 2004; the consolidated statements of shareholders' equity as of December 3, 2004 and November 28, 2003 and; the consolidated statements of operations for the three months ended December 3, 2004 and November 28, 2003; and the consolidated statements of cash flows for the three months ended December 3, 2004 and November 28, 2003 have been prepared without audit. The consolidated balance sheet as of September 3, 2004 has been audited by independent registered public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 3, 2004, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three months ended
                                                    December 3,    November 28,
                                                     2004              2003
-------------------------------------------------------------------------------

Revenue                                           $  6,406,071     $  4,750,205
-------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                            4,011,428        3,475,537
    Selling, general, and administrative             1,405,373        1,220,631
    Research and development                           803,230          741,241
-------------------------------------------------------------------------------

Operating costs and expenses                         6,220,031        5,437,409
-------------------------------------------------------------------------------

Operating income (loss)                                186,040         (687,204)
    Interest expense                                   (14,940)         (18,861)
    Interest income                                      2,785            4,397
-------------------------------------------------------------------------------

Earnings (loss) before income taxes                    173,885         (701,668)

Income tax expense (benefit)                            62,000         (253,000)
-------------------------------------------------------------------------------

Net earnings (loss)                               $    111,885     $   (448,668)
================================================================================
Net earnings (loss) per share:
    Basic                                         $       0.01     $      (0.04)
    Diluted                                       $       0.01     $      (0.04)
================================================================================

Shares used in per share calculation
    Basic                                           12,536,381       12,396,570
    Diluted                                         12,703,306       12,396,570
================================================================================

          See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     December 3,    September 3,
                                                                        2004            2004
------------------------------------------------------------------------------------------------
Assets                                                              (Unaudited)
Current assets
    Cash and cash equivalents                                       $    956,217    $  1,520,761
    Accounts receivable                                                4,389,883       2,479,712
    Inventories                                                        3,784,097       3,839,840
    Deferred income taxes                                              2,091,000       2,199,000
    Other                                                                260,258         283,291
------------------------------------------------------------------------------------------------

         Total current assets                                         11,481,455      10,322,604

Property and equipment, net                                            2,597,538       2,699,502
Capitalized software costs, net                                        1,748,041       1,667,632
Deferred income taxes                                                  2,016,000       1,970,000
Other assets                                                             838,952         835,878
------------------------------------------------------------------------------------------------

                                                                    $ 18,681,986    $ 17,495,616
================================================================================================

Liabilities and Shareholders' Equity

Current liabilities
    Accounts payable                                                $  1,991,700    $  1,293,564
    Accrued expenses                                                   2,160,400       1,719,119
    Customer deposits                                                    866,410         960,092

------------------------------------------------------------------------------------------------

          Total current liabilities                                    5,018,510       3,972,775
------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
    Common stock, $.01 par value; 20,000,000 shares
        authorized; 12,546,051 and 12,526,051 shares
        respectively, issued and outstanding                             125,461         125,261
    Additional paid-in capital                                        19,848,099      19,819,549
    Deficit                                                           (6,310,084)     (6,421,969)
------------------------------------------------------------------------------------------------

         Total shareholders' equity                                   13,663,476      13,522,841
------------------------------------------------------------------------------------------------

                                                                    $ 18,681,986    $ 17,495,616
================================================================================================

          See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                          Additional
                                                   Common Stock            Paid-in
                                            Shares          Amount         Capital         Deficit
-----------------------------------------------------------------------------------------------------
Balance at August 29, 2003                 12,381,251   $     123,813   $  19,471,069   $  (4,314,071)

    Treasury stock reissued through
       stock options and 401(k) plan           17,300             173          29,097              --
    Value of stock options granted
       for services                                --              --         139,800              --
    Net loss for the three months                  --              --              --        (448,668)
-----------------------------------------------------------------------------------------------------
BALANCE at November 28, 2003               12,398,551   $     123,986   $  19,639,966   $  (4,762,739)
======================================================================================================

Balance at September 3, 2004               12,526,051   $     125,261   $  19,819,549   $  (6,421,969)
    Common stock issued through
       stock options                           20,000             200          28,550              --
    Net earnings for the three months              --              --              --         111,885
------------------------------------------------------------------------------------------------------
BALANCE at December 3, 2004                12,546,051   $     125,461   $  19,848,099   $  (6,310,084)
======================================================================================================

          See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

|                                                                  Three months ended
                                                             December 3,      November 28,
                                                                2004             2003
-----------------------------------------------------------------------------------------
Cash (used for) provided by operating activities
    Net earnings (loss)                                    $     111,885    $    (448,668)
    Adjustments to reconcile net earnings (loss) to
        cash (used for) provided by operating activities
      Depreciation and amortization                              486,287          504,555
      Value of stock options granted for services                     --          139,800
      Provision for bad debts                                         --           30,000
      Provision for inventory reserves                                --           75,000
      Provision (benefit) for deferred income taxes               62,000         (253,000)
      Changes in assets and liabilities
            Accounts receivable                               (1,910,171)        (493,189)
            Inventories                                           55,743          637,914
            Other assets                                          23,033           87,712
            Accounts payable and accrued expenses              1,139,417          697,431
            Customer deposits                                    (93,682)         229,674
-----------------------------------------------------------------------------------------

                                                                (125,488)       1,207,229
-----------------------------------------------------------------------------------------

Cash used for investment activities
    Property and equipment expenditures                          (21,016)         (43,813)
    Capitalized software additions                              (405,568)        (547,110)
    License agreement, patent, and trademark
         expenditures                                            (41,222)        (126,822)
-----------------------------------------------------------------------------------------

                                                                (467,806)        (717,745)
-----------------------------------------------------------------------------------------

Cash provided by financing activities
    Repayment of long-term debt                                       --           (1,577)
    Proceeds from stock options exercised                         28,750           29,270
-----------------------------------------------------------------------------------------

                                                                  28,750           27,693
-----------------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents                (564,544)         517,177
Cash and cash equivalents, beginning of period                 1,520,761        4,213,252
-----------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                   $     956,217    $   4,730,429
=========================================================================================
Supplemental disclosure of cash flow information:
Cash paid during the three months for:
          Interest                                         $      14,940    $      18,861
          Income taxes                                                --               --
=========================================================================================

          See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1     Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in
Note 1 to our audited consolidated financial statements included in the annual report on Form 10-K for the year ended September 3, 2004.

Revenue Recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", SAB No. 101, "Revenue Recognition in Financial Statements" and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Revenues from separate service maintenance agreements are recognized ratably over the term of the agreements. We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three months ended December 3, 2004, revenues to one customer in the amount of $1,345,000 were appropriately recorded prior to delivery as bill and hold transactions in accordance with the provisions of SAB 104. At December 3, 2004, accounts receivable for these revenues amounted to $1,345,000 and were paid in full subsequent to December 3, 2004.

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

Stock Based Compensation

We have adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," but apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our plans. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table includes disclosures required by SFAS No. 123, as amended by SFAS No. 148, and illustrates the effect on net earnings (loss) and net earnings
(loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123:

                                                         Three months ended
                                                  ------------------------------
                                                   December 3,      November 28,
                                                      2004              2003
-------------------------------------------------------------------------------
Net earnings (loss)
  As Reported                                     $    111,885     $   (448,668)
  Deduct:
      Compensation cost
  using the fair value
  method, net of tax                                   (38,737)          (5,856)
-------------------------------------------------------------------------------

  Pro Forma                                       $     73,148     $   (454,524)
===============================================================================
Earnings (loss) per share
  As Reported
      Basic                                       $        .01     $       (.04)
      Diluted                                              .01             (.04)
  Pro Forma
      Basic                                                .01             (.04)
      Diluted                                              .01             (.04)
===============================================================================

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                        Three months ended
                                               ---------------------------------
                                                   December 3,      November 28,
                                                     2004              2003
-----------------------------------------------------------------------------

Risk free interest rate                              4.00%               4.00%
Expected term                                   2.8 years             3 years
Volatility                                             90%                 90%
Expected annual dividends                            none                none
=============================================================================

The weighted average fair value of options granted during the three months ended December 3, 2004 was $ .81 with an aggregate total value of $8,140. No options were granted during the three months ended November 28, 2003.

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

Fiscal Year

We use a fifty-two, fifty-three week year. The fiscal year ends on the Friday closest to August 31. Fiscal year 2005 contains fifty-two weeks while fiscal 2004 contained fifty-three weeks.

Note 2     Accounts Receivable

Accounts receivable are summarized as follows:

                                                    December 3,     September 3,
                                                      2004             2004
--------------------------------------------------------------------------------
                                                   (Unaudited)

Accounts receivable - trade                      $   4,633,585    $   2,766,528
Other receivables                                       77,074           76,473
--------------------------------------------------------------------------------
                                                     4,710,659        2,843,001

Less allowance for
doubtful accounts                                     (320,776)        (363,289)
--------------------------------------------------------------------------------

                                                 $   4,389,883    $   2,479,712
================================================================================

Note 3  Inventories

Inventories are summarized as follows:

                                                    December 3,     September 3,
                                                       2004             2004
--------------------------------------------------------------------------------
                                                   (Unaudited)

Raw material                                     $   3,044,249    $   3,004,350
Work-in-process                                        965,874        1,073,275
Finished goods                                       2,941,287        3,229,704
--------------------------------------------------------------------------------
                                                     6,951,410        7,307,329

Less inventory reserves                             (3,167,313)      (3,467,489)
--------------------------------------------------------------------------------

                                                 $   3,784,097    $   3,839,840
================================================================================


During the first quarter of fiscal 2005 inventory reserves were reduced by inventory write-offs of $300,000. Our inventory reserve of approximately $3,167,000 at December 3, 2004 is to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should our sales efforts not be successful.

Note 4   Other Assets

Other assets consisted of the following:

                                                    December 3, 2004 (unaudited)
-----------------------------------------------------------------------------------
                                                          Accumulated
                                            Cost          Amortization        Net
-----------------------------------------------------------------------------------
License agreements                     $    570,000    $   (226,327)   $    343,673
Patent applications                         383,359              --         383,359
Trademarks                                   84,206          (1,050)         83,156
Loan facility fees                           37,500         (15,625)         21,875
Other                                         6,889              --           6,889
-----------------------------------------------------------------------------------
                                       $  1,081,954    $   (243,002)   $    838,952
===================================================================================

                                                    September 3, 2004
-----------------------------------------------------------------------------------
                                                          Accumulated
                                            Cost          Amortization        Net
-----------------------------------------------------------------------------------
License agreements                     $    570,000    $   (197,828)   $    372,172
Patent applications                         352,406              --         352,406
Trademarks                                   73,937            (776)         73,161
Loan facility fees                           37,500          (6,250)         31,250
Other                                         6,889              --           6,889
-----------------------------------------------------------------------------------
                                       $  1,040,732    $   (204,854)   $    835,878
===================================================================================

Amortization expense of other assets for the three months ended December 3, 2004 amounted to $38,000. Amortization expense of other assets for the three months ended November 28, 2003 amounted to $42,000.

We conduct an ongoing review of our intellectual property rights and potential trademarks. As of December 3, 2004, we incurred $383,000 and $73,000 of legal expenses related to the filing of applications for various patents and trademarks, respectively. Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life or their estimated useful lives. If it becomes more likely than not that the patent application will not be granted, we will write-off the deferred cost at that time. At December 3, 2004, the cost of registered trademarks amounted to $11,000. License agreements are amortized over their estimated useful life of five years. Loan facility fees are amortized over twelve months.

Note 5    Income Taxes (unaudited)

For the three months ended December 3, 2004, income tax expense of $62,000 was comprised of a deferred federal and state income tax expense of $59,000 and $3,000, respectively. Net deferred tax assets decreased $62,000 to $4,107,000, principally due to utilization of net operating loss carryforwards in the first quarter. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, we believe it is more likely than not that all of the deferred tax assets will be realized based on our backlog and financial projections. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 3, 2004, we had a federal net operating loss carryforward of approximately $6,502,000, which expires beginning fiscal 2020 through fiscal 2025. Additionally, we had an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009.

Note 6   Earnings Per Share (Unaudited)

The following table represents required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per share computations. The calculation of earnings per share is subject to rounding differences.

                                                                                  Three months ended
                                              --------------------------------------------------------------------------------------
                                                            December 3, 2004                              November 28, 2003
                                              --------------------------------------------------------------------------------------
                                                 Earnings       Shares           Per share      Earnings        Shares     Per share
                                                (Numerator)   (Denominator)        amount      (Numerator)   (Denominator)   amount
                                              --------------------------------------------------------------------------------------
Net earnings (loss)                           $    111,885                                  $   (448,668)
                                              --------------------------------------------------------------------------------------

Basic earnings (loss) per share:
    Net earnings (loss) available
        to common shareholders                $    111,885     12,536,381    $       0.01   $   (448,668)     12,396,570   $  (0.04)
                                              ======================================================================================
Effect of dilutive potential common shares:
        Stock options                                   --        166,925                             --             --
                                              --------------------------------------------------------------------------------------

Diluted earnings (loss) per share:
    Net earnings (loss) available
        to common shareholders                $    111,885     12,703,306    $       0.01   $   (448,668)     12,396,570   $  (0.04)
                                              ======================================================================================

Stock options which were excluded from the diluted net earnings (loss) per share calculation due to their antidilutive effect are as follows:

                                                 Three months ended
                               -------------------------------------------------
                                December 3, 2004              November 28, 2003
                               -------------------------------------------------
Common stock options:
    Number of shares              1,117,406                       1,411,125
    Range of exercise prices   $1.41 to $5.63                 $ .63 to $5.63
                               =================================================

Note 7   Segment Information and Significant Customers (Unaudited)

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," we operate within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment we have three sources of revenues as follows:

                                                Three months ended
                                         --------------------------------------
                                          December 3,         November 28,
                                             2004                  2003
                                         --------------------------------------
Product Line
    Direct Broadcast Satellite             $6,113,687           $4,140,242
    Telecom and Custom Products               156,719              411,681
    Service                                   135,665              198,282
                                         --------------------------------------

                                           $6,406,071           $4,750,205
                                         =======================================

Revenues by geographic areas are as follows:

                                                Three months ended
                                         --------------------------------------
                                           December 3,          November 28,
                                               2004                 2003
                                         --------------------------------------
Geographic Area
    United States                           $6,196,236            $4,560,230
    Latin America                               25,645                56,136
    Canada                                      59,320                75,205
    Europe                                     101,885                17,892
    Other                                       22,985                40,742
                                         --------------------------------------

                                            $6,406,071            $4,750,205
                                         =======================================

All of our long-lived assets are located in the United States.

Customers representing 10% or more of the respective periods' revenues are as follows:

                                                 Three months ended
                                          --------------------------------------
                                          December 3,          November 28,
                                              2004                 2003
                                          --------------------------------------
   Customer 1                                28.3%                37.0%
   Customer 2                                13.4%                 (a)
   Customer 3                                 (a)                 15.3%
   Customer 4                                 (a)                 11.8%
                                          ======================================

                 (a) Revenues for the period were less than 10% of total revenues.

Note 8    Commitments

We have three manufacturing and purchasing agreements for certain finished goods inventories. At December 3, 2004, outstanding purchase commitments under these agreements amounted to $6,270,000. Pursuant to the above agreements, at December 3, 2004, we had outstanding letters of credit in the amount of $1,934,000.

During the first quarter of fiscal 2004, we entered into a two-year agreement aggregating $870,000 for engineering design and software development services. At December 3, 2004, the remaining outstanding commitment under the agreement was $399,000.

Note 9    Guarantees

Warranty
We warrant our products for a 12 to 14 month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. We expense costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty provisions, which remained outstanding at December 3, 2004, amounted to $151,000. For the three month period ended December 3, 2004, no changes were made to the accrual.

Letters of Credit
We provide standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements. At December 3, 2004, outstanding letters of credit amounted to $1,934,000.

Financing Agreements
The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At December 3, 2004, no balances were outstanding on the loan facility.

 WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 3, 2004 contained in the Company's 2004 Annual Report on Form 10-K.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, future business or product development plans, research and development activities, capital spending, financing sources or capital structure, the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, material availability, new and existing well-capitalized competitors, and other uncertainties detailed in our Form 10-K for the year ended September 3, 2004, and from time to time in our periodic United States Securities and Exchange Commission filings.

OVERVIEW

We design and manufacture satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI is a leading provider of digital solutions for video, audio and IP data networks, primarily via satellite delivery. Applications include broadcast and cable television, business television, IP data delivery, distance education, business music and radio networks. COMPEL, our patented network control system, provides network flexibility to regionalize programming, commercials and file transfers.

Our fiscal 2005 first quarter revenues and operating results improved significantly compared to the same period in fiscal 2004 and compared to the fourth quarter of fiscal 2004. This improvement resulted from our fiscal 2004 fourth quarter booking of a large order from a new radio broadcast customer as well as from increased order activity from existing customers for expansion and upgrades to their networks. As we have previously indicated, there may be fluctuations in operating performance from quarter to quarter due to limited order visibility. Due to an expected shortfall in revenue, we currently believe the operating results for our second fiscal 2005 quarter will be a net loss. However, our review of the balance of fiscal 2005 indicates, while significant bookings are required for each quarter, we are still positioned to increase revenues over fiscal 2004 and return to profitability in this fiscal year. (For further discussion see our Results of Operations discussion below.)

Current developments

We are continuing to work with potential customers in demonstrating our iPump product and the many benefits of our store and forward technology. We are in discussions with a number of customers who we believe are planning to upgrade their networks by integrating our iPump technology.

We continue to invest in and make progress on our SMD 515 Streaming Media Decoder Settop for the telecom market. The SMD 515 Settop enables phone companies to offer television services, including high definition, to existing DSL consumers. This is a very large market opportunity and we believe we are well positioned to capture market share in this new and growing sector. Any significant revenues from this product line will not be realized, if at all, until fiscal 2006.

During the first quarter of fiscal 2005, we booked an order for $9,600,000 from a business music network customer. This new order extends and amends our existing multi-year contract into fiscal year 2009. This order is reflected in the total multi-year backlog as of December 3, 2004.

Financial Position and Liquidity

We have no long-term debt or line of credit borrowings outstanding at December 3, 2004. Our cash and cash equivalents were $956,000 at December 3, 2004. Our $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories, is currently being used to support import letters of credit issued to our offshore manufacturers, which at December 3, 2004 amounted to $1,934,000. At December 3, 2004, approximately $3,066,000 net of the outstanding letters of credit was available to borrow under the advance formulas. Beginning in the second quarter of fiscal 2005, we expect that we will use borrowings on the line of credit to support operations. We expect bookings for new products to result in increased revenues beginning in the second half of fiscal 2005, which could require an increase in the credit limit primarily to support increases in inventory, accounts receivable and import letter of credit balances. While no assurances may be given, WCI believes additional credit limits would be made available under the existing line of credit to support borrowing requirements resulting from increased revenues and bookings.

Should the bookings and revenues for the new products not materialize, we are committed to reducing operating costs to bring them in line with revenue levels.

(See the Liquidity and Capital Resources section on page 19 for further discussion.)

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 3, 2004 COMPARED TO THREE MONTHS ENDED NOVEMBER 28, 2003

The following table sets forth, for the periods indicated, the components of our results of operations as a percentage of sales:

                                              Three months ended (unaudited)
                                              ------------------------------
                                              December 3,        November 28,
                                                 2004                2003
                                              ------------------------------
Revenue                                          100.0%             100.0%
Cost of products sold                             62.6               73.2
Gross margin                                      37.4               26.8
Selling, general, and administrative              21.9               25.7
Research & development                            12.5               15.6
Operating income (loss)                            2.9              (14.5)
Interest expense                                  ( .2)              ( .4)
Interest income                                    -                   .1
Earnings (loss) before income taxes                2.7              (14.8)
Income tax expense (benefit)                       1.0               (5.3)
Net earnings (loss)                                1.7%              (9.4)%
                                              ==============================

The operating results for the three month period ended December 3, 2004, were net earnings of $112,000 or $0.01 per share compared to a net loss of $(449,000) or $(0.04) per share for the three month period ended November 28, 2003.

Revenues - Revenues for the first quarter of fiscal 2005 increased $1,656,000 or 34.9% to $6,406,000 from $4,750,000 for the same period in fiscal 2004.

Direct Broadcast Satellite (DBS) revenues (including service revenues) increased $1,911,000 or 44.0% in the first quarter of fiscal 2005 to $6,249,000 from $4,338,000 for the same period in fiscal 2004. DBS revenues in the first quarter of fiscal 2005 benefited from our fiscal 2004 fourth quarter order from a new radio broadcast customer in the amount of $2,900,000, as well as from increased order activity from existing customers. The first quarter of fiscal 2005 included initial shipments of transmission equipment and our Compel network control system to the new radio broadcast customer for network upgrades and expansion. Shipments continued to Roberts Communications Network for its network expansion and to Ascent Media for a private network application using the ipump Media Server. In addition, we shipped uplink equipment to Microspace Communications for delivery of audio programming for the Christian Radio Consortium. Telecom and Custom Products Group revenues decreased $255,000 or 61.9% to $157,000 in the first quarter of fiscal 2005 from $412,000 in the first quarter of fiscal 2004. The decrease was mainly due to decreased shipments of cue and control equipment to provide local commercial insertion capabilities to cable television operators. Revenues and order backlog are subject to the timing of significant orders from customers, and as a result revenue levels may fluctuate from quarter to quarter. For the three months ended December 3, 2004, two customers accounted for 28.3% and 13.4% of revenues, respectively. For the three months ended November 28, 2003, three customers accounted for 37.0%, 15.3% and 11.8% of revenues, respectively. Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2005.

Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI's backlog scheduled to ship within eighteen months was approximately $13.2 million at December 3, 2004, compared to $12.0 million at September 3, 2004, and $15.0 million at November 28, 2003. One customer accounted for approximately 51.5% of the backlog at December 3, 2004. The total multi-year backlog at December 3, 2004 was approximately $30.4 million, compared to $21.0 million at September 3, 2004 and $25.3 million at November 28, 2003.

Gross Profit Margins - The Company's gross profit margin percentages were 37.4% for the three month period ended December 3, 2004, compared to 26.8% for the three month period ended November 28, 2003. Gross profit margin dollars increased $1,120,000 for the three month period ended December 3, 2004 compared to the same period ended November 28, 2003. The increase in margin percentages and dollars was mainly due to increased revenues which resulted in lower fixed overhead costs per unit and a favorable product sales mix with lower variable cost components. Profit margins in the first quarter of fiscal 2004 included inventory reserve charges of $75,000 compared to none for the same period of fiscal 2005.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses increased $185,000 or 15.1% to $1,405,000 in the first quarter of fiscal 2005 from $1,221,000 in the first quarter of fiscal 2004. The increase in SG&A expenses in the first quarter of fiscal 2005 was mainly due to increases in sales salaries of $77,000 due to an increase in personnel, and increases in selling and marketing expenses of $54,000 due to increased sales activity and related sales commissions. As a percentage of revenues, SG&A expenses were 21.9% for the three month period ended December 3, 2004 compared to 25.7% for the same period ended November 28, 2003.

Research and Development - Research and development expenditures, including capitalized software development costs, were $1,209,000 or 18.9% of revenues in the first quarter of fiscal 2005 compared to $1,288,000 or 27.1% of revenues for the same period of fiscal 2004. The decrease in expenditures in the first quarter of fiscal 2005 compared to the same period of fiscal 2004 was mainly due to lower engineering consulting expenses resulting from completed projects. Capitalized software development costs amounted to $406,000 in the first quarter of fiscal 2005 compared to $547,000 in the first quarter of fiscal 2004. The decrease in capitalized software costs during the first quarter of fiscal 2005 compared to 2004 were due to decreased expenditures on COMPEL network control software, the iPump Media Server, UNITY4600 and DTV series 700 products. Research and development expenses, excluding capitalized software development costs, were $803,000 or 12.5% of revenues in the first quarter of fiscal 2005 compared to $741,000 or 15.6% of revenues in the same period of fiscal 2004. The increase in expenses in the first quarter of fiscal 2005 compared to the same period of fiscal 2004 was mainly due to the decrease in amounts that were capitalized as software development costs.

Interest Expense - Interest expense decreased $4,000 to $15,000 in the first quarter of fiscal 2005 from $19,000 in the same period in fiscal 2004. The decrease was primarily due to a decrease in average outstanding letter of credit commitment balances.

Interest Income - Interest income was $3,000 for the three months ended December 3, 2004 compared to $4,000 for the same period ended November 28, 2003. The decrease was primarily due to lower average balances of cash and cash equivalents.

Income Tax Expense - For the three months ended December 3, 2004, income tax expense of $62,000 was comprised of a deferred federal and state income tax expense of $59,000 and $3,000, respectively.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management's most subjective or difficult judgements. These policies are as follows:

Revenue Recognition - Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", SAB No. 101, "Revenue Recognition in Financial Statements" and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Revenues from separate service maintenance agreements are recognized ratably over the term of the agreements. We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by us. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three months ended December 3, 2004, revenues to one customer in the amount of $1,345,000 were appropriately recorded prior to delivery as bill and hold transactions. At December 3, 2004, accounts receivable for these revenues amounted to $1,345,000 and were paid in full subsequent to December 3, 2004.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At December 3, 2004, inventories, net of reserve provisions, amounted to $3,784,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At December 3, 2004, capitalized software costs, net of accumulated amortization, amounted to $1,748,000.

Deferred Tax Asset Valuation Allowance - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, we believe it is more likely than not that all of the deferred tax assets will be realized based on our backlog and financial projections. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced. Any reduction in the realizable value of deferred tax assets would result in a charge to income tax expense in the period such determination was made. In addition, any reductions in corporate federal tax rates would reduce the carrying value of deferred tax assets. Each 1% reduction in corporate federal tax rates would reduce deferred tax assets by approximately $35,000 based on the deferred tax asset balances at December 3, 2004. At December 3, 2004, deferred tax assets amount to $4,107,000, of which approximately $2,334,000 relates to net operating loss carryforwards which expire in fiscal 2020 through 2025 and state income tax credits of $199,000 expiring in fiscal 2009.

Accounts Receivable Valuation - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. At December 3, 2004, accounts receivable, net of allowances for doubtful accounts, amounted to $4,390,000.

LIQUIDITY AND CAPITAL RESOURCES
THREE MONTHS ENDED DECEMBER 3, 2004

At December 3, 2004, our primary sources of liquidity were cash and cash equivalents of $956,000 and a $5,000,000 bank loan facility. Cash and cash equivalents decreased $565,000 during the first quarter of fiscal 2005.

During the first quarter of fiscal 2005, operating activities used $125,000 of cash. Net earnings adjusted for non-cash expenses provided $660,000 of cash, while changes in accounts receivable and customer deposit balances used $2,004,000 of cash. Changes in accounts payable and accrued expenses, inventories and other assets provided $1,218,000 of cash. Cash used by investing activities was $21,000 for property and equipment expenditures, $406,000 for capitalized software additions and $41,000 for legal expenses related to the filing of applications for various patents and trademarks. Financing activities provided $29,000 of cash from the exercise of stock options.

WCI's bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on June 30, 2006, or upon demand and requires an annual facility fee of .75% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank's prime rate (5.00% at December 3, 2004).

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. The loan is secured by a first lien on substantially all of WCI's assets and guaranteed by Wegener Corporation. At December 3, 2004, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. The loan facility is currently being used to support import letters of credit issued to offshore manufacturers, which at December 3, 2004 amounted to $1,934,000. At December 3, 2004, approximately $3,066,000, net of outstanding letters of credit, was available to borrow under the advance formulas.

In addition, at December 3, 2004, we had land and buildings and improvements with a cost basis of $4,454,000 which had no mortgage balances outstanding. Land and buildings are not currently used in the existing loan facility's availability advance formulas, however, we believe these assets could be used to support additional borrowing capacities either with our existing bank or from other sources.

Beginning in the second quarter of fiscal 2005, we expect that we will use borrowings on the line of credit to support operations. We expect bookings for new products to result in increased revenues beginning in the second half of fiscal 2005, which could require an increase in the credit limit primarily to support increases in inventory, accounts receivable and import letter of credit balances. While no assurances may be given, WCI believes additional credit limits would be made available under the existing line of credit to support borrowing requirements resulting from increased revenues and bookings. Should the bookings and revenues for the new products not materialize, we are committed to reducing operating costs to bring them in line with revenue levels.

We are required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2005, retain certain key employees, maintain certain financial ratios, and are precluded from paying dividends. At December 3, 2004, we were in compliance with all loan facility covenants.

We have three manufacturing and purchasing agreements for certain finished goods inventories. At December 3, 2004, outstanding purchase commitments under these agreements amounted to $6,270,000. Pursuant to the above agreements, at December 3, 2004, we had outstanding letters of credit in the amount of $1,934,000.

During the first quarter of fiscal 2004, we entered into a two-year agreement aggregating $870,000 for engineering design and software development services. At December 3, 2004, the remaining outstanding commitment under the agreement was $399,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of the Company's long-term contractual obligations as of December 3, 2004 consisted of:

                                                         Payments Due by Period
                                     ------------------------------------------------------------
                                                         Fiscal          Fiscal          Fiscal
Contractual Obligations                   Total           2005          2006-2007      2008-2009
------------------------             ------------------------------------------------------------
Operating leases                     $   372,000       $  149,000     $  219,000        $4,000

Purchase commitments                   6,669,000        5,307,000      1,362,000            --
                                     ------------------------------------------------------------

Total                                $ 7,041,000       $5,456,000     $1,581,000        $4,000
                                     ============================================================

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at December 3, 2004 subject to variable interest rate fluctuations.

At December 3, 2004, the Company's cash equivalents consisted of bank commercial paper in the amount of $750,000. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

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

ITEM 6.   EXHIBITS

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

                                    WEGENER CORPORATION

                                    (Registrant)


Date:  January 18, 2005             By: /s/ Robert A. Placek
                                        ---------------------------------------
                                                 Robert A. Placek
                                    President
                                    (Principal Executive Officer)


Date: January 18, 2005              By: /s/ C. Troy Woodbury, Jr.
                                        ---------------------------------------
                                    C. Troy Woodbury, Jr.
                                    Treasurer and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)