Form 10-Q
period 2005-03-04
WEGENER CORP
filed 2005-04-18
CIK 715073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 4, 2005

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________to_____________________

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

                            YES |_|                         NO  |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value                           12,574,051 Shares
----------------------------                    -------------------------------
           Class                                  Outstanding March 28, 2005

                               WEGENER CORPORATION
                  Form 10-Q For the Quarter Ended March 4, 2005

                                      INDEX

PART I.  Financial Information

    Item 1.  Consolidated Financial Statements

             Introduction..........................................................3

             Consolidated Statements of Operations
             (Unaudited) - Three and Six Months Ended
             March 4, 2005 and February 27, 2004...................................4

             Consolidated Balance Sheets - March 4,
             2005 (Unaudited) and September 3, 2004................................5

             Consolidated Statements of Shareholders' Equity
             (Unaudited) - Six Months Ended March 4,
             2005 and February 27, 2004............................................6

             Consolidated Statements of Cash Flows
             (Unaudited) - Six Months Ended March 4,
             2005 and February 27, 2004............................................7

             Notes to Consolidated Financial
             Statements (Unaudited).............................................8-15

    Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations.............................................16-22

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........22

    Item 4.  Controls and Procedures..............................................23

PART II. Other Information

    Item 1.  None
    Item 2.  None
    Item 3.  None
    Item 4.  Submission of Matters to a Vote of Security Holders..................24
    Item 5.  None
    Item 6.  Exhibits.............................................................25

             Signatures...........................................................26

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of March 4, 2005; the consolidated statements of shareholders' equity as of March 4, 2005, and February 27, 2004; the consolidated statements of operations for the three and six months ended March 4, 2005, and February 27, 2004; and the consolidated statements of cash flows for the six months ended March 4, 2005, and February 27, 2004, have been prepared without audit. The consolidated balance sheet as of September 3, 2004 has been audited by independent registered public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the
Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 3, 2004, File No. 0-11003.

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

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three months ended               Six months ended
                                                March 4,      February 27,      March 4,     February 27,
                                                  2005            2004            2005           2004
---------------------------------------------------------------------------------------------------------
Revenue                                      $  6,336,557    $  4,712,923    $ 12,742,628   $  9,463,128
---------------------------------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                       3,914,539       3,514,612       7,925,967      6,990,149
    Selling, general and administrative         1,442,936       1,278,832       2,848,309      2,499,463
    Research and development                      771,784         774,196       1,575,014      1,515,437
---------------------------------------------------------------------------------------------------------

Operating costs and expenses                    6,129,259       5,567,640      12,349,290     11,005,049
---------------------------------------------------------------------------------------------------------

Operating income (loss)                           207,298        (854,717)        393,338     (1,541,921)
    Interest expense                              (14,692)        (23,714)        (29,632)       (42,575)
    Interest income                                 7,298           9,167          10,083         13,564
---------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes               199,904        (869,264)        373,789     (1,570,932)

Income tax expense (benefit)                       72,000        (214,000)        134,000       (467,000)
---------------------------------------------------------------------------------------------------------

Net earnings (loss)                          $    127,904    $   (655,264)   $    239,789   $ (1,103,932)
=========================================================================================================

Net earnings (loss) per share:
    Basic                                    $        .01    $       (.05)   $        .02   $       (.09)
    Diluted                                  $        .01    $       (.05)   $        .02   $       (.09)
=========================================================================================================

Shares used in per share calculation
    Basic                                      12,560,260      12,416,820      12,548,320     12,406,695
    Diluted                                    12,887,099      12,416,820      12,805,503     12,406,695
=========================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           March 4,       September 3,
                                                             2005             2004
---------------------------------------------------------------------------------------
Assets                                                    (Unaudited)
Current assets
    Cash and cash equivalents                            $  1,071,282     $  1,520,761
    Accounts receivable                                     4,800,090        2,479,712
    Inventories                                             3,378,216        3,839,840
    Deferred income taxes                                   2,111,000        2,199,000
    Other                                                     147,361          283,291
---------------------------------------------------------------------------------------

         Total current assets                              11,507,949       10,322,604

Property and equipment, net                                 2,658,784        2,699,502
Capitalized software costs, net                             1,803,779        1,667,632
Deferred income taxes                                       1,924,000        1,970,000
Other assets                                                  814,120          835,878
---------------------------------------------------------------------------------------

                                                         $ 18,708,632     $ 17,495,616
=======================================================================================

Liabilities and Shareholders' Equity

Current liabilities
    Accounts payable                                     $  2,313,253     $  1,293,564
    Accrued expenses                                        1,969,014        1,719,119
    Customer deposits                                         594,362          960,092
---------------------------------------------------------------------------------------

          Total current liabilities                         4,876,629        3,972,775
---------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
    Common stock, $.01 par value; 20,000,000 shares
        authorized; 12,574,051 and 12,526,051 shares
        respectively, issued and outstanding                  125,741          125,261
    Additional paid-in capital                             19,888,442       19,819,549
    Deficit                                                (6,182,180)      (6,421,969)
---------------------------------------------------------------------------------------

         Total shareholders' equity                        13,832,003       13,522,841
---------------------------------------------------------------------------------------

                                                         $ 18,708,632     $ 17,495,616
=======================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                       Additional
                                               Common Stock              Paid-in
                                           Shares         Amount         Capital       Deficit
-------------------------------------------------------------------------------------------------
Balance at August 29, 2003               12,381,251    $   123,813    $19,471,069    $(4,314,071)

    Common stock issued through
      stock options                          63,800            638         97,420             --
    Value of stock options granted
      for services                               --             --        139,800             --
    Net loss for the six months                  --             --             --     (1,103,932)
-------------------------------------------------------------------------------------------------
BALANCE at February 27, 2004             12,445,051    $   124,451    $19,708,289    $(5,418,003)
=================================================================================================

Balance at September 3, 2004             12,526,051    $   125,261    $19,819,549    $(6,421,969)

    Common stock issued through
      stock options                          48,000            480         68,893             --
    Net earnings for the six months              --             --             --        239,789
-------------------------------------------------------------------------------------------------
BALANCE at March 4, 2005                 12,574,051    $   125,741    $19,888,442    $(6,182,180)
=================================================================================================


See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six months ended
                                                              March 4,       February 27,
                                                               2005             2004
-----------------------------------------------------------------------------------------
Cash flows from operating activities
    Net earnings (loss)                                     $   239,789     $(1,103,932)
    Adjustments to reconcile net earnings (loss) to
           cash provided by operating activities
        Depreciation and amortization                         1,009,826       1,042,501
        Value of stock options granted
            for services                                             --         139,800
        Provision for bad debts                                  30,000          60,000
        Provision for inventory reserves                         25,000         150,000
        Provision (benefit) for deferred income taxes           134,000        (467,000)
    Changes in assets and liabilities
            Accounts receivable                              (2,350,378)        649,255
            Inventories                                         436,624         306,339
            Other assets                                        135,930         (19,208)
            Accounts payable and accrued expenses             1,269,584         (97,813)
            Customer deposits                                  (365,730)        124,107
-----------------------------------------------------------------------------------------
                                                                564,645         784,049
-----------------------------------------------------------------------------------------
Cash flows from investment activities
    Property and equipment expenditures                        (209,057)       (185,236)
    Capitalized software additions                             (819,249)       (978,584)
    License agreement, patent, and trademark expenditures       (55,191)       (171,860)
-----------------------------------------------------------------------------------------
                                                             (1,083,497)     (1,335,680)
-----------------------------------------------------------------------------------------

Cash flows from financing activities
    Repayment of long-term debt                                      --          (3,169)
    Proceeds from stock options exercised                        69,373          98,058
-----------------------------------------------------------------------------------------
                                                                 69,373          94,889
-----------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                          (449,479)       (456,742)
Cash and cash equivalents, beginning of period                1,520,761       4,213,252
-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                    $ 1,071,282     $ 3,756,510
=========================================================================================

Supplemental disclosure of cash flow information:
Cash paid during the six months for:
          Interest                                          $    29,632     $    42,575
          Income taxes                                      $        --     $        --
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

Revenue Recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", SAB No. 101, "Revenue Recognition in Financial Statements" and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three and six months ended March 4, 2005, revenues in the amount of $1,533,000 and $2,878,000, respectively, were appropriately recorded prior to delivery as bill and hold transactions in accordance with the provisions of SAB 104. At March 4, 2005, accounts receivable for these revenues amounted to $1,533,000. Subsequent to March 4, 2005, payments in the amount of $1,484,000 were received on these accounts receivable.

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

Our principal sources of revenues are from the sales of various satellite communications equipment. Embedded in our products is internally developed software of varying applications. Historically, we have not sold or marketed our software separately or otherwise licensed our software apart from the related communications equipment. Should we begin to market or sell software whereby it is more than an incidental component of the hardware, then we will recognize software license revenue in accordance with SOP No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Software Revenue Recognition, with Respect to Certain Transactions."

In accordance with EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," we include all shipping and handling billings to customers in revenues, and freight costs incurred for product shipments are included in cost of products sold.

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

Stock-Based Compensation

We have adopted the disclosure only provisions of Statement of Financial Accounting Standard (SFAS) No 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," but apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for our stock-based plans. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table includes disclosures required by SFAS No. 123, as amended by SFAS No. 148, and illustrates the effect on net earnings (loss) and net earnings
(loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                  Three months ended             Six months ended
                              -----------------------------------------------------------
                               March 4,      February 27,    March 4,        February 27,
                                 2005           2004          2005             2004
-----------------------------------------------------------------------------------------
Net earnings (loss)
  As Reported                 $  127,904    $  (655,264)    $  239,789     $  (1,103,932)
  Deduct:
      Compensation cost
  using the fair value
  method, net of tax             (20,536)       (56,455)       (59,274)          (62,311)
-----------------------------------------------------------------------------------------
  Pro Forma                   $  107,368    $  (711,719)    $  180,515     $  (1,166,243)
=========================================================================================
Net earnings (loss) per share
  As Reported
      Basic                   $      .01    $      (.05)    $      .02     $        (.09)
      Diluted                        .01           (.05)           .02              (.09)
  Pro Forma
      Basic                          .01           (.06)           .01              (.09)
      Diluted                        .01           (.06)           .01              (.09)
=========================================================================================

The fair  value of each  option  was  estimated  on the date of grant  using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                     Three months ended              Six months ended
                               ------------------------------------------------------------
                                  March 4,      February 27,     March 4,      February 27,
                                    2005            2004           2005            2004
-------------------------------------------------------------------------------------------
Risk free interest rate             4.00%          4.00%           4.00%          4.00%
Expected term                     2.8 years       3 years        2.8 years      2.8 years
Volatility                           90%            90%             90%            90%
Expected annual dividends           none            none            none           none
===========================================================================================

The weighted average fair value of options granted was as follows:

                                     Three months ended              Six months ended
                               ------------------------------------------------------------
                                  March 4,      February 27,     March 4,      February 27,
                                    2005            2004           2005            2004
-------------------------------------------------------------------------------------------
Per share option value               $ --        $   1.23         $  .81       $   1.23
Aggregate total                      $ --        $474,230         $8,140       $474,230
===========================================================================================

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

Note 2 Accounts Receivable

Accounts receivable are summarized as follows:

                                    March 4,       September 3,
                                     2005             2004
---------------------------------------------------------------
                                 (Unaudited)

Accounts receivable - trade      $ 5,072,661       $ 2,766,528
Other receivables                     77,263            76,473
---------------------------------------------------------------
                                   5,149,924         2,843,001

Less allowance for
    doubtful accounts               (349,834)         (363,289)
---------------------------------------------------------------
                                 $ 4,800,090       $ 2,479,712
===============================================================

Note 3     Inventories

Inventories are summarized as follows:

                                    March 4,       September 3,
                                     2005             2004
---------------------------------------------------------------
                                 (Unaudited)

 Raw material                    $ 2,787,908       $ 3,004,350
 Work-in-process                     931,671         1,073,275
 Finished goods                    2,850,950         3,229,704
---------------------------------------------------------------
                                   6,570,529         7,307,329

 Less inventory reserves          (3,192,313)       (3,467,489)
---------------------------------------------------------------
                                 $ 3,378,216       $ 3,839,840
===============================================================

During the first six months of fiscal 2005, inventory reserves were reduced by inventory write-offs of $300,000 and increased by provisions of $25,000. Our inventory reserve of approximately $3,192,000 at March 4, 2005 is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should our sales efforts not be successful.

Note 4   Other Assets

Other assets consisted of the following:

                                     March 4, 2005 (unaudited)
--------------------------------------------------------------------------------
                                      Accumulated
                          Cost        Amortization        Net
--------------------------------------------------------------------------------
License agreements    $   570,000     $  (254,826)    $   315,174
Patents                   394,065              --         394,065
Trademarks                 87,470          (1,978)         85,492
Loan facility fees         37,500         (25,000)         12,500
Other                       6,889              --           6,889
--------------------------------------------------------------------------------
                      $ 1,095,924     $  (281,804)    $   814,120
================================================================================


                                     September 3, 2004
--------------------------------------------------------------------------------
                                     Accumulated
                         Cost        Amortization         Net
--------------------------------------------------------------------------------
License agreements    $  570,000      $(197,828)      $ 372,172
Patent applications      352,406             --         352,406
Trademarks                73,937           (776)         73,161
Loan facility fees        37,500         (6,250)         31,250
Other                      6,889             --           6,889
--------------------------------------------------------------------------------
                      $1,040,732      $(204,854)      $ 835,878
================================================================================

Amortization expense of other assets for the three and six months ended March 4, 2005, amounted to $39,000 and $77,000, respectively. Amortization expense of other assets for the three and six months ended February 27, 2004, amounted to $41,000 and $84,000, respectively.

We conduct an ongoing review of our intellectual property rights and potential trademarks. As of March 4, 2005, we incurred $394,000 and $40,000 of legal expenses related to the filing of applications for various patents and trademarks, respectively. Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life of the patents and trademarks or their estimated useful lives. If it becomes more likely than not that patent application will not be granted, we will write-off the deferred cost at that time. At March 4, 2005, the cost of registered trademarks amounted to $47,000. License agreements are amortized over their estimated useful life of five years. Loan facility fees are amortized over twelve months.

Note 5 Income Taxes

For the six months ended March 4, 2005, income tax expense of $134,000 was comprised of deferred federal and state income tax expense of $127,000 and $7,000, respectively. Net deferred tax assets decreased $134,000 to $4,035,000, principally due to utilization of net operating loss carryforwards in the first six months. Realization of deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, we believe it is more likely than not that all of the deferred tax assets will be realized based on the backlog and our financial projections. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At March 4, 2005, we had a federal net operating loss carryforward of approximately $6,222,000, which expires beginning fiscal 2020 through fiscal 2025. Additionally, we had an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009.

Note 6 Earnings Per Share (Unaudited)

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.


                                                                            Three months ended
                                       ---------------------------------------------------------------------------------------------
                                                      March 4, 2005                                  February 27, 2004
                                       ---------------------------------------------------------------------------------------------
                                                                            Per                                              Per
                                          Earnings          Shares         share          Earnings          Shares          share
                                        (Numerator)      (Denominator)     amount        (Numerator)    (Denominator)      amount
                                       ---------------------------------------------------------------------------------------------
Net earnings (loss)                        $127,904                                        $(655,264)
                                           ========                                        =========

Basic earnings (loss) per share:
    Net earnings (loss) available
        to common shareholders             $127,904        12,560,260        $ .01         $(655,264)      12,416,820       $(.05)

Effect of dilutive potential
  common shares:
        Stock options                            --           326,839                             --               --
                                           --------------------------                      --------------------------

Diluted earnings (loss)  per share:
    Net earnings (loss) available
        to common shareholders             $127,904        12,887,099        $ .01         $(655,264)      12,416,820       $(.05)
                                           ==========================        =====         ==========================       =====

                                                                             Six months ended
                                       ---------------------------------------------------------------------------------------------
                                                        March 4, 2005                                February 27, 2004
                                       ---------------------------------------------------------------------------------------------
                                                                             Per                                             Per
                                          Earnings          Shares          share          Earnings          Shares         share
                                        (Numerator)      (Denominator)     amount        (Numerator)     (Denominator)      amount
                                       ---------------------------------------------------------------------------------------------
Net earnings (loss)                        $239,789                                      $(1,103,932)
                                           ========                                      ===========

Basic earnings (loss)  per share:
    Net earnings (loss) available
        to common shareholders             $239,789        12,548,320        $ .02       $(1,103,932)       12,406,695       $(.09)
                                           --------------------------                    -----------------------------

Effect of dilutive potential
    common shares:
        Stock options                            --           257,183                             --                --

Diluted earnings (loss)  per share:
    Net earnings (loss) available
        to common shareholders             $239,789        12,805,503        $ .02       $(1,103,932)       12,406,695      $(.09)
                                           ==========================        =====       =============================      =====

Stock options excluded from the diluted net earnings (loss) per share calculation due to their anti-dilutive effect are as follows:

                                                   Three months ended                         Six months ended
                                            ---------------------------------------------------------------------------
                                               March 4,           February 27,          March 4,           February 27,
                                                 2005                 2004                2005                 2004
                                            ---------------------------------------------------------------------------
    Common stock options:
        Number of shares                       562,464            1,750,625            584,310             1,750,625
        Exercise price                      $2.08 to $2.72      $ .63 to $5.63      $1.78 to $2.72       $ .63 to $5.63

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

In this single operating segment the Company has three sources of revenues as follows:

                                            Three months ended                Six months ended
                                     -----------------------------------------------------------------
                                       March 4,         February 27,       March 4,       February 27,
                                         2005               2004             2005             2004
                                     -----------------------------------------------------------------
Product Line
   Direct Broadcast Satellite        $ 6,168,552       $ 4,389,719       $12,282,239       $ 8,529,962
   Telecom and Custom Products            30,327           193,974           187,046           605,655
   Service                               137,678           129,230           273,343           327,511
                                     -----------------------------------------------------------------

                                     $ 6,336,557       $ 4,712,923       $12,742,628       $ 9,463,128
                                     =================================================================

Revenues by geographic area are as follows:

                             Three months ended                  Six months ended
                        -----------------------------------------------------------------
                          March 4,        February 27,        March 4,        February 27,
                            2005              2004              2005              2004
                        -----------------------------------------------------------------
Geographic Area
    United States       $ 6,258,576       $ 4,626,996       $12,454,813       $ 9,187,226
    Latin America            38,325             1,669           123,290            57,805
    Canada                   33,531            37,912            33,531           113,117
    Europe                    1,930            45,280           103,815            63,172
    Other                     4,195             1,066            27,179            41,808
                        -----------------------------------------------------------------

                        $ 6,336,557       $ 4,712,923       $12,742,628       $ 9,463,128
                        =================================================================

All of the Company's long-lived assets are located in the United States. Customers representing 10% or more of the respective periods' revenues are as follows:

                                Three months ended                      Six months ended
                        -------------------------------------------------------------------------
                           March 4,          February 27,         March 4,          February 27,
                             2005                2004               2005                2004
                        -------------------------------------------------------------------------
     Customer 1              24.8%               40.1%              26.5%              38.7%
     Customer 2              19.5%                (a)               14.2%               (a)
     Customer 3              14.6%               15.5%              11.7%               (a)
     Customer 4               (a)                 (a)               11.2%               (a)

(a) Revenues for the period were less than 10% of total revenues.

Note 8 Commitments

We have three manufacturing and purchasing agreements for certain finished goods inventories. At March 4, 2005, outstanding purchase commitments under these agreements amounted to $5,878,000. Pursuant to the above agreements, at March 4, 2005, we had outstanding letters of credit in the amount of $2,250,000.

During the first quarter of fiscal 2004, the Company entered into a two-year agreement aggregating $870,000 for engineering design and software development services. At March 4, 2005, the outstanding commitment under the agreement was $290,000.

Note 9 Guarantees and Warranty Liability

Warranty

We warrant our products for a 12-14 month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. We expense costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty provisions, which remained outstanding at March 4, 2004, amounted to $106,000. For the six month period ended March 4, 2005, accrued warranty provisions were reduced by $46,000 for satisfied warranty claims.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements. At March 4, 2005, outstanding letters of credit amounted to $2,250,000.

Financing Agreements

The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At March 4, 2005, no balances were outstanding on the loan facility.

Note 10 Quarterly Adjustments

During the second quarter of fiscal 2005, based on a review of accrued expense liability balances, we made adjustments to reduce certain accruals to bring estimates in line with historical experience and expected payout amounts. As a result of these adjustments, cost of sales was reduced by $86,000, research and development expenses by $19,000 and selling, general and administrative expenses by $21,000. Approximately $37,000 (after taxes, $24,000) relates to accruals made in the first quarter of fiscal 2005 and $89,000 (after taxes, $57,000) relates to accruals made prior to fiscal 2005.

Note 11 Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs-an amendment of ARB No.43, Chapter 4", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005 and companies may elect to use either the modified-prospective or modified-retrospective transition method. Under the modified- prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the income statement. Under the modified-retrospective approach, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS No. 123 amounts in the income statement. We are currently evaluating the impact of this standard and its transition alternatives, which may materially impact our results of operations in the first quarter of fiscal 2006 and thereafter.

WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 3, 2004, contained in the Company's 2004 Annual Report on Form 10-K.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, future business or product development plans, research and development activities, capital spending, financing sources or capital structure, the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, governmental regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, availability of materials, new and existing well-capitalized competitors, and other uncertainties detailed in the Company's Form 10-K for the year ended September 3, 2004, and from time to time in the Company's periodic Securities and Exchange Commission filings.

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

Our fiscal 2005 second quarter and six month revenues and operating results improved significantly compared to the same periods in fiscal 2004. Additional bookings continued in the second fiscal quarter which resulted in increased revenues for the period. We received additional bookings from Ascent Media for equipment to convert a television distribution network from analog to digital and upgrade the network's capabilities with the store and forward technology of our iPump Media Servers, and from Roberts Communications Network to upgrade and replace primarily uplink equipment in their network. These orders were in addition to first quarter shipments to Ascent Media for a separate private network application using the iPump Media Server and to Roberts Communications Network for network expansion. In addition, the three and six month periods benefited from our fiscal 2004 fourth quarter booking of a large order from a new radio broadcast customer. As we have previously indicated, there may be fluctuations in operating performance from quarter to quarter due to limited order visibility and the timing of significant orders from customers. However, our review of the balance of fiscal 2005 indicates, while significant bookings are required for the remaining two quarters, we are still positioned to substantially increase revenues over fiscal 2004 and maintain profitability for this fiscal year. (For further discussion see our Results of Operations discussion below.)

Current developments

We are continuing to work with potential customers in demonstrating our iPump product and the many benefits of our store and forward technology. We are in discussions with a number of customers who we believe are planning to upgrade their networks by integrating our iPump technology.

We continue to invest in and develop our SMD 515 Streaming Media Decoder Settop for the telecom market. The SMD 515 Settop enables phone companies to offer television services, including high definition, to existing DSL consumers. This is a very large market opportunity and we believe we are well positioned to capture market share in this new and growing sector. Any significant revenues from this product line will not be realized, if at all, until fiscal 2006. We are continuing development of other products, such as our iPump 615 Media Decoder and the NAVE IIc Nielsen Audio Encoder, which we anticipate will contribute to increased revenues and profitability for fiscal 2005 and beyond.

During the first quarter of fiscal 2005, we booked an order for $9,600,000 from a business music network customer. This new order extends and amends our existing multi-year contract into fiscal year 2009. This order is reflected in the total multi-year backlog as of March 4, 2005.

Financial Position and Liquidity

We have no long-term debt or line of credit borrowings outstanding at March 4, 2005. Our cash and cash equivalents were $1,071,000 at March 4, 2005. Our $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories, is currently being used to support import letters of credit issued to our offshore manufacturers, which at March 4, 2005 amounted to $2,250,000. At March 4, 2005, approximately $2,750,000 net of the outstanding letters of credit was available to borrow under the advance formulas. Beginning in the second half of fiscal 2005, we expect that we will use borrowings on the line of credit to support operations. We expect bookings for new products to result in increased revenues beginning in the second half of fiscal 2005, which could require an increase in the credit limit primarily to support increases in inventory, accounts receivable and import letter of credit balances. While no assurances may be given, WCI believes additional credit limits would be made available under the existing line of credit to support borrowing requirements resulting from increased revenues and bookings.

Should the bookings and revenues for the new products not materialize, we are committed to reducing operating costs to bring them in line with revenue levels.

(See the Liquidity and Capital Resources section on page 20 for further discussion.)

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 4, 2005 COMPARED TO THREE AND SIX MONTHS ENDED FEBRUARY 27, 2004

The following table sets forth, for the periods indicated, the components of our results of operations as a percentage of sales:

                                            Three months ended              Six months ended
                                        -------------------------------------------------------
                                          March 4,    February 27,      March 4,   February 27,
                                            2005          2004            2005         2004
                                        -------------------------------------------------------
  Revenues                                 100.0%         100.0%        100.0%        100.0%
  Cost of products sold                     61.8           74.6          62.2          73.9
  Gross margin                              38.2           25.4          37.8          26.1
  Selling, general, and administrative      22.8           27.1          22.4          26.4
  Research & development                    12.2           16.4          12.4          16.0
  Operating income (loss)                    3.3          (18.1)          3.1         (16.3)
  Interest expense                           (.2)           (.5)          (.2)          (.5)
  Interest income                             .1             .2            .1            .1
  Earnings (loss) before income taxes        3.2          (18.4)          2.9         (16.6)
  Income tax expense (benefit)               1.1           (4.5)          1.1          (4.9)
  Net earnings (loss)                        2.0%         (13.9)%         1.9%        (11.7)%
                                        =======================================================


The operating results for the three and six month periods ended March 4, 2005 were net earnings of $128,000 or $0.01 per share and $240,000 or $0.02 per share, respectively, compared to a net loss of $(655,000) or $ (0.05) per share and a net loss of $(1,104,000) or $(0.09) per share, respectively, for the three and six month periods ended February 27, 2004.

Revenues - Revenues for the three months ended March 4, 2005 increased $1,624,000 or 34.5% to $6,337,000 from $4,713,000. Revenues for the six months
ended  March  4,  2005  increased   $3,280,000  or  34.7%  to  $12,743,000  from
$9,463,000.

Direct Broadcast Satellite (DBS) revenues (including service revenues) increased $1,787,000 or 39.6% in the second quarter of fiscal 2005 to $6,306,000 from $4,519,000 in the same period of fiscal 2004. For the six months ended March 4, 2005, DBS revenues increased $3,698,000 or 41.8% to $12,555,000 from $8,857,000 for the six months ended February 27, 2004. The second quarter of fiscal 2005 included revenues on the new order from Ascent Media of iPump Media Servers, digital encoders and Unity receivers to convert a television distribution network from analog to digital and upgrade the network's capabilities with store and forward technology. Shipments continued to Roberts Communications Network in the second quarter on additional orders of uplink equipment and Unity 4600 and 4650 receivers to upgrade their existing network. The second quarter and first six months of fiscal 2005 included shipments of transmission equipment and our Compel network control system to a new radio broadcast customer for network upgrades and expansion. In addition, the six months revenues included first quarter shipments to Roberts Communications Network for network expansion, to Ascent Media for a private network application using the iPump Media Server and to Microspace Communications for delivery of audio programming for the Christian Radio Consortium.

Telecom and Custom Products Group revenues decreased $164,000 or 84.4% in the second quarter of fiscal 2005 to $30,000 from $194,000 in the same period of fiscal 2004. For the six months ended March 4, 2005, Telecom and Custom Products Group revenues decreased $419,000 or 69.1% to $187,000 from $606,000 for the six months ended February 27, 2004. The decrease in revenues for the three and six month periods reflected a decline in orders for older analog and cue and control equipment.

For the three months ended March 4, 2005, three customers accounted for 24.8%, 19.5% and 14.6% of revenues, respectively. For the three months ended February 27, 2004, two customers accounted for 40.1% and 15.5% of revenues, respectively. For the six months ended March 4, 2005, four customers accounted for 26.5%, 14.2%, 11.7% and 11.2% of revenues, respectively. For the six months ended February 27, 2004, one customer accounted for 38.7% of revenues. Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2005 and beyond. Our backlog is comprised of undelivered, firm customer orders which are scheduled to ship within eighteen months. The backlog was approximately $13.1 million at March 4, 2005, compared to $12.0 million at September 3, 2004, and $13.9 million at February 27, 2004. Four customers accounted for 51.6 %, 20.8%, 10.9% and 10.6%, respectively, of the backlog at March 4, 2005. The total multi-year backlog at March 4, 2005, was approximately $28.4 million compared to $21.0 million at September 3, 2004 and $22.8 million at February 27, 2004.

Revenues and order backlog are subject to the timing of significant orders from customers and are difficult to forecast. As a result, revenue levels may fluctuate from quarter to quarter.

Gross Profit Margins - The Company's gross profit margin percentages were 38.2% and 37.8% for the three and six month periods ended March 4, 2005, compared to 25.4% and 26.1% for the three and six month periods ended February 27, 2004. Gross profit margin dollars increased $1,224,000 and $2,344,000 for the three and six month periods ended March 4, 2005, compared to the same periods ended February 27, 2004. The increase in margin percentages and dollars for the three and six months ended March 4, 2005 was mainly due to increased revenues, which resulted in lower unit fixed overhead costs and a favorable product sales mix with lower variable cost components. Profit margins in the three and six month periods of fiscal 2005 included inventory reserve charges of $25,000 and $25,000 compared to $75,000 and $150,000 for the same periods of fiscal 2004. Profit margins in the three and six month periods ended March 4, 2005, included adjustments to reduce cost of sales by $86,000 and $68,000, respectively, related to reductions of certain accrued expenses (see Note 10 to the consolidated financial statements).

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses increased $164,000 or 12.8% to $1,443,000 for the three months ended March 4, 2005, from $1,279,000 for the three months ended February 27, 2004. For the six months ended March 4, 2005, SG&A expenses increased $349,000 or 14.0% to $2,848,000 from $2,499,000 for the same period ended February 27, 2004. The increase in SG&A expenses in the second quarter of fiscal 2005 was mainly due to increases in sales salaries of $87,000 due to an increase in personnel, and increases in selling and marketing expenses of $78,000 due to increased sales activity and sales commissions. The increase in SG&A expenses in the first six months of fiscal 2005 was mainly due to increases in sales salaries of $144,000 due to an increase in personnel, increases in selling and marketing expenses of $138,000 due to increased sales activity and sales commissions, and higher consulting expenses of $99,000. These expenses were offset by lower professional fees at WCI of $62,000. As a percentage of revenues, SG&A expenses were 22.8% and 22.4% for the three and six month periods ended March 4, 2005, compared to 27.1% and 26.4% for the same periods of fiscal 2004. SG&A expenses in the three and six month periods ended March 4, 2005, included adjustments to reduce primarily insurance and property tax expenses by $21,000 and $11,000, respectively, related to reductions of certain accrued expenses (see Note 10 to the consolidated financial statements).

Research and Development - Research and development (R&D) expenditures, including capitalized software development costs, were $1,185,000, or 18.7% of revenues, and $2,394,000, or 18.8% of revenues, for the three and six month periods ended March 4, 2005, compared to $1,206,000, or 25.6% of revenues, and $2,494,000, or 26.4% of revenues, for the same periods of fiscal 2004. Capitalized software development costs amounted to $414,000 and $819,000 for the second quarter and first six months of fiscal 2005 compared to $431,000 and $979,000 for the same periods of fiscal 2004. The decreases in capitalized software costs are due to decreased expenditures on the iPump Media Server, UNITY4600 and DTV series 700 products which were partially offset by increased expenditures on the SMD 515 product. R&D expenses, excluding capitalized software expenditures, were $772,000, or 12.2% of revenues, and $1,575,000, or 12.4% of revenues, for the three and six months ended March 4, 2005, compared to $774,000, or 16.4% of revenues, and $1,515,000, or 16.0% of revenues, for the same periods of fiscal 2004. R&D expenses in the three and six month periods ended March 4, 2005, included adjustments to reduce primarily insurance and property tax expenses by $19,000 and $10,000, respectively, related to reductions of certain accrued expenses (see Note 10 to the consolidated financial statements). R&D expenditures for the second half of fiscal 2005 are expected to continue at a rate similar to that of the first half of fiscal 2005.

Interest Expense - Interest expense decreased $9,000 to $15,000 for the three months ended March 4, 2005, from $24,000 for the three months ended February 27, 2004. For the six months ended March 4, 2005, interest expense decreased $13,000 to $30,000 from $43,000 for the same period ended February 27, 2004. The decreases for the three and six month periods in fiscal 2005 were primarily due to decreases in the average outstanding letter of credit commitment balances.

Interest Income - Interest income was $7,000 and $10,000 for the three and six month periods ended March 4, 2005, compared to $9,000 and $14,000 for the same periods ended February 27, 2004. The decreases for the three and six months ended March 4, 2005 were mainly due to lower average balances of cash and cash equivalents.

Income Tax Expenses - For the six months ended March 4, 2005, income tax expense of $134,000 was comprised of deferred federal and state income tax expense of $127,000 and $7,000, respectively. Net deferred tax assets decreased $134,000 to $4,035,000, principally due to utilization of net operating loss carryforwards in the first six months. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the backlog and our financial projections. The amount of the tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management's most subjective or difficult judgements. These policies are as follows:

Revenue Recognition - Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", SAB No. 101, "Revenue Recognition in Financial Statements" and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Revenues from separate service maintenance agreements are recognized ratably over the term of the agreements. We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by us. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three and six months ended March 4, 2005, revenues in the amount of $1,533,000 and $2,878,000 respectively, were appropriately recorded prior to delivery as bill and hold transactions in accordance with the provisions of SAB 104. At March 4, 2005, accounts receivable for these revenues amounted to $1,533,000. Subsequent to March 4, 2005, payments in the amount of $1,484,000 were received on these accounts receivable.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At March 4, 2005, inventories, net of reserve provisions, amounted to $3,378,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At March 4, 2005, capitalized software costs, net of accumulated amortization, amounted to $1,803,000.

Deferred Tax Asset Valuation Allowance - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of the Company's deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, we believe it is more likely than not that all of the deferred tax assets will be realized based on the backlog and our financial projections. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Any reduction in the realizable value of deferred tax assets would result in a charge to income tax expense in the period such determination was made. In addition, any reductions in corporate federal tax rates would reduce the carrying value of deferred tax assets. Each 1% reduction in corporate federal tax rates would reduce deferred tax assets by approximately $35,000 based on the deferred tax asset balances at March 4, 2005. At March 4, 2005, deferred tax assets, net of valuation allowances, amounted to $4,035,000, of which approximately $2,260,000 relates to net operating loss carryforwards which expire beginning in fiscal 2020 through 2025, and $199,000 relates to state income tax credits expiring in fiscal 2009.

Accounts Receivable Valuation - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. At March 4, 2005, accounts receivable, net of allowances for doubtful accounts, amounted to $4,800,000.

LIQUIDITY AND CAPITAL RESOURCES
SIX MONTHS ENDED MARCH 4, 2005

At March 4, 2005, our primary sources of liquidity were cash and cash equivalents of $1,071,000 and a $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of commitment balances and inventories. At March 4, 2005, approximately $2,750,000, net of outstanding letters of credit in the amount of $2,250,000, was available to borrow under the advance formulas. Cash and cash equivalents decreased $449,000 during the first six months of fiscal 2005.

During the first six months of fiscal 2005, operating activities provided $564,000 of cash. Net earnings adjusted for noncash expenses provided $1,438,000 of cash, while changes in accounts receivable and customer deposit balances used $2,716,000 of cash. Changes in inventories, accounts payable and accrued expenses, and other assets provided $1,842,000 of cash. Cash used by investing activities was $209,000 for property and equipment expenditures, $819,000 for capitalized software additions and $55,000 for legal expenses related to the filing of applications for various patents and trademarks. Financing activities provided $69,000 of cash from the exercise of stock options.

WCI's bank loan facility provides a maximum available credit limit of $5,000,000 with sublimits as defined. The loan facility matures on June 30, 2006, or upon demand and requires an annual facility fee of .75% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank's prime rate (5.50% at March 4, 2005).

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. The loan is secured by a first lien on substantially all of WCI's assets and guaranteed by Wegener Corporation. At March 4, 2005, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. The loan facility is currently being used to support import letters of credit issued to offshore manufacturers, which at March 4, 2005 amounted to $2,250,000. At March 4, 2005, approximately $2,750,000, net of outstanding letters of credit, was available to borrow under the advance formulas.

We are required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2005, retain certain key employees, maintain certain financial ratios, and are precluded from paying dividends. At March 4, 2005, we were in compliance with all loan facility covenants.

In addition, at March 4, 2005, we had land and buildings and improvements with a cost basis of $4,454,000 which had no mortgage balances outstanding. Land and buildings are not currently used in the existing loan facility's availability advance formulas, however, we believe these assets could be used to support additional borrowing capacities either with our existing bank or from other sources.

Beginning in the second half of fiscal 2005, we expect that we will use borrowings on the line of credit to support operations. We expect bookings for new products to result in increased revenues beginning in the second half of fiscal 2005, which could require an increase in the credit limit primarily to support increases in inventory, accounts receivable and import letter of credit balances. While no assurances may be given, WCI believes additional credit limits would be made available under the existing line of credit to support borrowing requirements resulting from increased revenues and bookings. Should the bookings and revenues for the new products not materialize, we are committed to reducing operating costs to bring them in line with revenue levels.

We have three manufacturing and purchasing agreements for certain finished goods inventories. At March 4, 2005, outstanding purchase commitments under these agreements amounted to $5,878,000. Pursuant to the above agreements, at March 4, 2005, we had outstanding letters of credit in the amount of $2,250,000.

During the first quarter of fiscal 2004, we entered into a two-year agreement aggregating $870,000 for engineering design and software development services. At March 4, 2005, the remaining outstanding commitment under the agreement was $290,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of our long-term contractual obligations as of March 4, 2005 consisted of:

                                           Payments Due by Period
                           -----------------------------------------------------
                                           Fiscal          Fiscal       Fiscal
Contractual Obligations     Total           2005          2006-2007   2008-2009
-----------------------    -----------------------------------------------------
Operating leases            $  316,000    $   93,000    $  219,000     $ 4,000

Purchase commitments         6,168,000     4,567,000     1,601,000          --
                           -----------------------------------------------------
Total                       $6,484,000    $4,660,000    $1,820,000     $ 4,000
                           =====================================================


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at March 4, 2005 subject to variable interest rate fluctuations.

At March 4, 2005, our cash equivalents consisted of bank commercial paper in the amount of $980,000. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

We do not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer
(CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

During the second quarter of fiscal 2005, we reviewed certain accounting matters and practices in connection with our Sarbanes-Oxley compliance program. As a result of this review, we have modified our procedures to review more frequently the estimates and assumptions used in determining our accrued expense liability balances. We also made adjustments to reduce certain accruals to bring estimates in line with historical experience and expected payout amounts. As a result of these adjustments, cost of sales was reduced by $86,000, research and development expenses by $19,000 and selling, general and administrative expenses by $21,000. Approximately $37,000 (after taxes, $24,000) relates to accruals made in the first quarter of fiscal 2005 and $89,000 (after taxes, $57,000) relates to accruals made prior to fiscal 2005.

We intend to continue to diligently  review our system of internal  control over
financial   reporting,   and  to  revise  and  improve  our  controls  as  other
deficiencies may be identified.

There have been no other changes in the Company's internal control over financial reporting during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 25, 2005, the Annual Meeting of Shareholders was held and the shares present voted on the following matters:

                  (1.) The shareholders approved the election of the following nominees to the Board of Directors:

                                    Phylis A. Eagle-Oldson  (Class I Director)
                                    11,987,194 votes FOR
                                         186,124 votes WITHHELD

                                    C. Troy Woodbury (Class I Director)
                                    11,943,025 votes FOR
                                         230,293 votes WITHHELD

                                    Joe K. Parks  (Class I Director)
                                    11,943,005 votes FOR
                                         230,293 votes WITHHELD

                        The terms of office of Thomas G. Elliott and Ned L. Mountain as Class III directors and Robert A. Placek and Wendell H. Bailey as Class II directors, continued subsequent to the Annual Meeting.

                  (2.) The appointment of BDO Seidman, LLP as auditors for the Company for the fiscal year 2005 was approved with 12,052,294 votes FOR, 106,439 votes AGAINST, and 14,585 votes ABSTAINING.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this report. An asterisk identifies those exhibits previously filed and incorporated herein by reference below. For each such exhibit there is shown the description of the actual filing. Exhibits which are not required for this report are omitted.

           Exhibit Number   Description of Document
           --------------   -----------------------
                *3.1        Certificate of  Incorporation as amended through
                            May 4, 1989,  (1989  10-K,  filed  November  30,
                            1989, SEC file No. 0-11003, Exhibit 3.2).

               *3.2 Amendment to Certificate of Incorporation (1997 10-Q, filed June 27, 1997, SEC file No. 0-11003, Exhibit 3.1).

                *3.3 Amended and Restated By-laws (Form 8-K, dated as of May 1, 2003 and filed May 6, 2003, SEC file No. 0-11003 Exhibit 3.1).

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


                                   WEGENER CORPORATION
                                   ------------------------
                                              (Registrant)


Date:  April 18, 2005              By:   /s/ Robert A. Placek
                                     ------------------------------------------
                                         Robert A. Placek
                                         Chairman of the Board, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)


Date:  April 18, 2005              By:   /s/ C. Troy Woodbury, Jr.
                                     ------------------------------------------
                                         C. Troy Woodbury, Jr.
                                         Treasurer and Chief
                                         Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)