Form 10-Q
period 2005-06-03
WEGENER CORP
filed 2005-07-15
CIK 715073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 3, 2005

                                       OR
      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file No. 0-11003

                               WEGENER CORPORATION

             (Exact name of registrant as specified in its charter)

                Delaware                                       (81)-(0371341)
        (State of incorporation)                              (I.R.S. Employer
                                                             Identification No.)

11350 Technology Circle, Duluth, Georgia                         30097-1502
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

                     YES |_|                    NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value                             12,575,051 Shares
----------------------------                       -----------------------------
           Class                                   Outstanding at June 30, 2005

                               WEGENER CORPORATION
                  Form 10-Q For the Quarter Ended June 3, 2005

                                      INDEX

PART I.  Financial Information

    Item 1.  Financial Statements

             Introduction .....................................................3

             Consolidated Statements of Operations
             (Unaudited) - Three and Nine Months Ended
             June 3, 2005 and May 28, 2004 ....................................4

             Consolidated Balance Sheets - June 3,
             2005 (Unaudited) and September 3, 2004 ...........................5

             Consolidated Statements of Shareholders' Equity
             (Unaudited) - Nine Months Ended June 3,
             2005 and May 28, 2004 ............................................6

             Consolidated Statements of Cash Flows
             (Unaudited) - Nine Months Ended June 3,
             2005 and May 28, 2004 ............................................7

             Notes to Consolidated Financial
             Statements (Unaudited) ........................................8-15

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..........................16-22

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......22

    Item 4.  Controls and Procedures..........................................23

PART II. Other Information

    Item 1.  None
    Item 2.  None
    Item 3.  None
    Item 4.  None
    Item 5.  None
    Item 6.  Exhibits ........................................................24

             Signatures.......................................................25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of June 3, 2005; the consolidated statements of shareholders' equity as of June 3, 2005, and May 28, 2004; the consolidated statements of operations for the three and nine months ended June 3, 2005, and May 28, 2004; and the consolidated statements of cash flows for the nine months ended June 3, 2005, and May 28, 2004; have been prepared without audit. The consolidated balance sheet as of September 3, 2004, has been audited by independent registered public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 3, 2004, File No. 0-11003.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, except those adjustment as discussed in note 11 to the consolidated financial statements, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended                    Nine months ended
                                                June 3,            May 28,            June 3,            May 28,
                                                  2005               2004               2005               2004
------------------------------------------------------------------------------------------------------------------
Revenue                                      $  4,252,879       $  4,777,394       $ 16,995,507       $ 14,240,522
------------------------------------------------------------------------------------------------------------------

Operating costs and expenses
    Cost of products sold                       2,785,289          3,385,022         10,711,256         10,375,171
    Selling, general and administrative         1,595,302          1,150,988          4,443,611          3,650,451
    Research and development                      835,890            792,087          2,410,904          2,307,524
------------------------------------------------------------------------------------------------------------------

Operating costs and expenses                    5,216,481          5,328,097         17,565,771         16,333,146
------------------------------------------------------------------------------------------------------------------

Operating loss                                   (963,602)          (550,703)          (570,264)        (2,092,624)
    Interest expense                              (16,213)           (31,374)           (45,845)           (73,949)
    Interest income                                12,272             24,436             22,355             38,000
------------------------------------------------------------------------------------------------------------------

Loss before income taxes                         (967,543)          (557,641)          (593,754)        (2,128,573)

Income tax benefit                                348,000            201,000            214,000            668,000
------------------------------------------------------------------------------------------------------------------

Net loss                                     $   (619,543)      $   (356,641)      $   (379,754)      $ (1,460,573)
==================================================================================================================

Net loss per share:
    Basic                                    $       (.05)      $       (.03)      $       (.03)      $       (.12)
    Diluted                                  $       (.05)      $       (.03)      $       (.03)      $       (.12)
==================================================================================================================

Shares used in per share calculation
    Basic                                      12,574,447         12,483,348         12,557,029         12,432,246
    Diluted                                    12,574,447         12,483,348         12,557,029         12,432,246
==================================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         June 3,          September 3,
                                                                          2005                2004
------------------------------------------------------------------------------------------------------
Assets                                                                 (Unaudited)
Current assets
    Cash and cash equivalents                                          $  1,670,825       $  1,520,761
    Accounts receivable                                                   2,387,867          2,479,712
    Inventories                                                           3,704,738          3,839,840
    Deferred income taxes                                                 2,135,000          2,199,000
    Other                                                                   323,367            283,291
------------------------------------------------------------------------------------------------------

         Total current assets                                            10,221,797         10,322,604

Property and equipment, net                                               2,626,925          2,699,502
Capitalized software costs, net                                           1,812,448          1,667,632
Deferred income taxes                                                     2,248,000          1,970,000
Other assets                                                                836,886            835,878
------------------------------------------------------------------------------------------------------

                                                                       $ 17,746,056       $ 17,495,616
======================================================================================================

Liabilities and Shareholders' Equity

Current liabilities
    Accounts payable                                                   $  1,186,665       $  1,293,564
    Accrued expenses                                                      2,048,533          1,719,119
    Customer deposits                                                     1,297,558            960,092
------------------------------------------------------------------------------------------------------

          Total current liabilities                                       4,532,756          3,972,775
------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
    Common stock, $.01 par value; 20,000,000 shares
        authorized; 12,575,051 and 12,526,051 shares
        respectively, issued and outstanding                                125,751            125,261
    Additional paid-in capital                                           19,889,272         19,819,549
    Deficit                                                              (6,801,723)        (6,421,969)
------------------------------------------------------------------------------------------------------

         Total shareholders' equity                                      13,213,300         13,522,841
------------------------------------------------------------------------------------------------------

                                                                       $ 17,746,056       $ 17,495,616
======================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                    Additional
                                                             Common Stock            Paid-in
                                                        Shares         Amount         Capital          Deficit
      ----------------------------------------------------------------------------------------------------------
      Balance at August 29, 2003                      12,381,251      $123,813      $19,471,069      $(4,314,071)

          Common stock issued through
            stock options                                141,800         1,418          206,190               --
          Value of stock options granted
            for services                                      --            --          139,800               --
          Net loss for the nine months                        --            --               --       (1,460,573)
      ----------------------------------------------------------------------------------------------------------

      BALANCE at May 28, 2004                         12,523,051      $125,231      $19,817,059      $(5,774,644)
      ==========================================================================================================

      Balance at September 3, 2004                    12,526,051      $125,261      $19,819,549      $(6,421,969)

          Common stock issued through
            stock options                                 49,000           490           69,723               --
          Net loss for the nine months                        --            --               --         (379,754)
      ----------------------------------------------------------------------------------------------------------

      BALANCE at June 3, 2005                         12,575,051      $125,751      $19,889,272      $(6,801,723)
      ==========================================================================================================

See accompanying notes to consolidated financial statements.

                      WEGENER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine months ended
                                                                  June 3,           May 28,
                                                                   2005              2004
--------------------------------------------------------------------------------------------
Cash flows from operating activities
    Net loss                                                   $  (379,754)      $(1,460,573)
    Adjustments to reconcile net loss to
           cash provided by operating activities
        Depreciation and amortization                            1,567,824         1,601,187
        Value of stock options granted
           for services                                                 --           139,800
        Provision for bad debts                                     50,000            30,000
        Provision for inventory reserves                            75,000           225,000
        Benefit from change in deferred income taxes              (214,000)         (668,000)
        Provision for warranty reserves                             70,000                --
    Changes in assets and liabilities
            Accounts receivable                                     41,845           575,603
            Inventories                                             60,102          (354,086)
            Other assets                                           (40,076)            4,284
            Accounts payable and accrued expenses                  152,515           140,814
            Customer deposits                                      337,466            40,655
--------------------------------------------------------------------------------------------

                                                                 1,720,922           274,684
--------------------------------------------------------------------------------------------

Cash flows from investment activities
    Property and equipment expenditures                           (315,491)         (241,750)
    Capitalized software additions                              (1,206,124)       (1,360,239)
    License agreement, patent, and trademark expenditures         (119,456)         (199,771)
--------------------------------------------------------------------------------------------

                                                                (1,641,071)       (1,801,760)
--------------------------------------------------------------------------------------------

Cash flows from financing activities
    Repayment of long-term debt                                         --            (4,320)
    Proceeds from stock options exercised                           70,213           207,608
--------------------------------------------------------------------------------------------
                                                                    70,213           203,288
--------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                   150,064        (1,323,788)
Cash and cash equivalents, beginning of period                   1,520,761         4,213,252
--------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                       $ 1,670,825       $ 2,889,464
============================================================================================

Supplemental disclosure of cash flow information:
    Cash paid during the nine months for:
        Interest                                               $    45,845       $    73,949
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

Revenue Recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", SAB No. 101, "Revenue Recognition in Financial Statements" and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by the buyer, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three and nine months ended June 3, 2005, revenues in the amount of $534,000 and $3,412,000, respectively, were appropriately recorded prior to delivery as bill and hold transactions in accordance with the provisions of SAB 104. At June 3, 2005, accounts receivable for these revenues amounted to $534,000. Subsequent to June 3, 2005, payments in the amount of $534,000 were received on these accounts receivable.

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

The following table includes disclosures required by SFAS No. 123, as amended by SFAS No. 148, and illustrates the effect on net earnings (loss) and net earnings
(loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123:

                                     Three months ended                  Nine months ended
                             -------------------------------------------------------------------
                                  June 3,           May 28,           June 3,           May 28,
                                   2005              2004              2005              2004
------------------------------------------------------------------------------------------------
Net loss
  As Reported                $    (619,543)    $    (356,641)    $    (379,754)    $  (1,460,573)
  Deduct:
      Compensation cost
      using the fair value
      method, net of tax           (20,536)          (39,384)          (79,810)         (101,695)
------------------------------------------------------------------------------------------------
  Pro Forma                  $    (640,079)    $    (396,025)    $    (459,564)    $  (1,562,268)
================================================================================================
Loss per share
  As Reported
      Basic                  $        (.05)    $        (.03)    $        (.03)    $        (.12)
      Diluted                         (.05)             (.03)             (.03)             (.12)
  Pro Forma
      Basic                           (.05)             (.03)             (.04)             (.13)
      Diluted                         (.05)             (.03)             (.04)             (.13)
================================================================================================

The fair  value of each  option  was  estimated  on the date of grant  using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions:

                                        Three months ended            Nine months ended
                                     ------------------------------------------------------
                                      June 3,        May 28,        June 3,        May 28,
                                       2005           2004           2005           2004
      -------------------------------------------------------------------------------------
      Risk free interest rate          4.00%          4.00%          4.00%          4.00%
      Expected term                  2.8 years      2.8 years      2.8 years      2.8 years
      Volatility                        90%            90%            90%            90%
      Expected annual dividends        none           none           none           none
      =====================================================================================

The weighted average fair value of options granted was as follows:

                                            Three months ended                   Nine months ended
                                       ----------------------------------------------------------------
                                         June 3,           May 28,          June 3,           May 28,
                                          2005              2004             2005              2004
      -------------------------------------------------------------------------------------------------
      Per share option value           $    --           $    --         $        .81    $         1.22
      Aggregate total                  $    --           $    --         $      8,140    $      458,600
      =================================================================================================

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

Note 3 Accounts Receivable

Accounts receivable are summarized as follows:

                                                     June 3,        September 3,
                                                      2005             2004
      --------------------------------------------------------------------------
                                                  (Unaudited)

      Accounts receivable - trade                 $ 2,649,448       $ 2,766,528
      Other receivables                                75,528            76,473
      --------------------------------------------------------------------------
                                                    2,724,976         2,843,001

      Less allowance for
          doubtful accounts                          (337,109)         (363,289)
      --------------------------------------------------------------------------

                                                  $ 2,387,867       $ 2,479,712
      ==========================================================================

Note 4 Inventories

Inventories are summarized as follows:

                                                 June 3             September 3,
                                                  2005                  2004
                                              (Unaudited)
      --------------------------------------------------------------------------
      Raw material                            $ 3,049,893           $ 3,004,350
      Work-in-process                           1,093,815             1,073,275
      Finished goods                            2,803,343             3,229,704
      --------------------------------------------------------------------------
                                                6,947,051             7,307,329

      Less inventory reserves                  (3,242,313)           (3,467,489)
      --------------------------------------------------------------------------
                                              $ 3,704,738           $ 3,839,840
      ==========================================================================

During the first nine months of fiscal 2005 inventory reserves were reduced by inventory write-offs of $300,000 and increased by provisions of $75,000. Our inventory reserve of approximately $3,242,000 at June 3, 2005 is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that is reasonably possible should our sales efforts not be successful.

Note 5 Other Assets

Other assets consisted of the following:

                                             June 3, 2005 (unaudited)
      --------------------------------------------------------------------------
                                                   Accumulated
                                   Cost           Amortization            Net
      --------------------------------------------------------------------------
      License agreements        $   620,000       $  (284,714)       $   335,286
      Patent applications           406,064                --            406,064
      Trademarks                     89,735            (4,213)            85,522
      Loan facility fees             37,500           (34,375)             3,125
      Other                           6,889                --              6,889
      --------------------------------------------------------------------------
                                $ 1,160,188       $  (323,302)       $   836,886
      ==========================================================================

                                               September 3, 2004
      --------------------------------------------------------------------------
                                                   Accumulated
                                   Cost           Amortization            Net
      --------------------------------------------------------------------------
      License agreements        $   570,000       $  (197,828)       $   372,172
      Patent applications           352,406                --            352,406
      Trademarks                     73,937              (776)            73,161
      Loan facility fees             37,500            (6,250)            31,250
      Other                           6,889                --              6,889
      --------------------------------------------------------------------------
                                $ 1,040,732       $  (204,854)       $   835,878
      ==========================================================================

Amortization expense of other assets for the three and nine months ended June 3, 2005, amounted to $41,000 and $118,000, respectively. Amortization expense of other assets for the three and nine months ended May 28, 2004, amounted to $41,000 and $125,000, respectively.

We conduct an ongoing review of our intellectual property rights and potential trademarks. As of June 3, 2005, we incurred $406,000 and $40,000 of legal expenses related to the filing of applications for various patents and trademarks, respectively. Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life of the patents and trademarks or their estimated useful lives. If it becomes more likely than not that a patent application will not be granted, we will write-off the deferred cost at that time. At June 3, 2005, the cost of registered trademarks amounted to $49,000. License agreements are amortized over their estimated useful life of five years. Loan facility fees are amortized over twelve months.

Note 6 Income Taxes

For the nine months ended June 3, 2005, the income tax benefit of $214,000 was comprised of deferred federal and state income tax benefits of $202,000 and $12,000, respectively. Net deferred tax assets increased $214,000 to $4,383,000, principally due to an increase in net operating loss carryforwards in the first nine months. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, we believe it is more likely than not that all of the deferred tax assets will be realized based on the backlog and our financial projections. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At June 3, 2005, we had a federal net operating loss carryforward of approximately $6,303,000, which expires beginning fiscal 2020 through fiscal 2025. Additionally, we had an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009.

Note 7 Earnings Per Share (Unaudited)

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.

                                                                            Three months ended
                                               ------------------------------------------------------------------------------
                                                            June 3, 2005                            May 28, 2004
                                               ------------------------------------     -------------------------------------
                                                                              Per                                       Per
                                                Earnings         Shares      share       Earnings         Shares       share
                                               (Numerator)   (Denominator)   amount     (Numerator)   (Denominator)    amount
                                               -----------   -------------   ------     -----------   -------------    ------
Net loss                                        $(619,543)                               $(356,641)
                                                =========                                =========

Basic earnings (loss) per share:
    Net loss available
        to common shareholders                  $(619,543)     12,574,447     $(.05)     $(356,641)     12,483,348     $(.03)

Effect of dilutive potential common shares:
        Stock options                                  --              --                       --              --
                                                -------------------------                -------------------------

Diluted earnings (loss)  per share:
    Net loss available                          $(619,543)     12,574,447     $(.05)     $(356,641)     12,483,348     $(.03)
        to common shareholders                  =========================     =====      =========================     =====

                                                                        Nine months ended
                                       ------------------------------------------------------------------------------------
                                                       June 3, 2005                              May 28, 2004
                                       ---------------------------------------     ----------------------------------------
                                                                         Per                                          Per
                                          Earnings          Shares      share       Earnings          Shares         share
                                       (Numerator)     (Denominator)    amount     (Numerator)     (Denominator)     amount
                                       -----------     -------------    ------     -----------     -------------     ------
Net loss                                $(379,754)                                 $(1,460,573)
                                        =========                                  ===========

Basic earnings (loss) per share:
    Net loss available
        to common shareholders          $(379,754)      12,557,029      $(.03)     $(1,460,573)      12,432,246      $(.12)

Effect of dilutive potential
    common shares:
        Stock options                          --               --                          --               --
                                        --------------------------                 ----------------------------

Diluted earnings (loss) per share:
    Net loss available
        to common shareholders          $(379,754)      12,557,029      $(.03)     $(1,460,573)      12,432,246      $(.12)
                                        ==========================      =====      ============================      =====

Stock options excluded from the diluted net earnings (loss) per share calculation due to their anti-dilutive effect are as follows:

                                       Three months ended                       Nine months ended
                               -----------------------------------------------------------------------------
                                    June 3,             May 28,            June 3,                May 28,
                                     2005                 2004               2005                  2004
                               -----------------------------------------------------------------------------
Common stock options:
    Number of shares               1,195,531           1,640,781           1,195,531            1,640,781
    Exercise price             $ .63 to $2.72        $ .63 to $5.63      $ .63 to $2.72       $ .63 to $5.63
                               =============================================================================

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

In this single operating segment we have three sources of revenues as follows:

                                          Three months ended               Nine months ended
                                     ------------------------------------------------------------
                                        June 3,         May 28,         June 3,          May 28,
                                         2005            2004            2005             2004
                                     ------------------------------------------------------------
Product Line
    Direct Broadcast Satellite       $ 4,027,104     $ 4,348,494     $16,309,343      $12,878,456
    Telecom and Custom Products           50,875         301,535         237,922          907,190
    Service                              174,900         127,365         448,242          454,876
                                     ------------------------------------------------------------

                                     $ 4,252,879     $ 4,777,394     $16,995,507      $14,240,522
                                     ============================================================

Revenues by geographic area are as follows:

                            Three months ended                Nine months ended
                       -------------------------------------------------------------
                          June 3,         May 28,         June 3,           May 28,
                            2005           2004             2005             2004
                       -------------------------------------------------------------
Geographic Area
    United States      $ 4,139,116     $ 4,627,143      $16,593,929      $13,814,369
    Latin America           12,813           3,407          136,103           61,212
    Canada                  27,977         117,341           61,508          230,459
    Europe                  62,948           9,864          166,763           73,035
    Other                   10,025          19,639           37,204           61,447
                       -------------------------------------------------------------

                       $ 4,252,879     $ 4,777,394      $16,995,507      $14,240,522
                       =============================================================

All of our long-lived assets are located in the United States. Customers representing 10% or more of the respective periods' revenues are as follows:

                                        Three months ended    Nine months ended
                                        ---------------------------------------
                                        June 3,     May 28,   June 3,    May 28,
                                         2005        2004      2005       2004
                                        ---------------------------------------

            Customer 1                   24.0%      11.3%      16.7%        (a)
            Customer 2                   19.0%      37.0%      24.6%      38.1%
            Customer 3                   17.6%      11.9%      13.2%      10.2%
            Customer 4                     (a)        (a)      10.0%        (a)

            (a) Revenues for the period were less than 10% of total revenues.

Note 9 Commitments

We have three manufacturing and purchasing agreements for certain finished goods inventories. At June 3, 2005, outstanding purchase commitments under these agreements amounted to $5,507,000. Pursuant to the above agreements, at June 3, 2005, we had outstanding letters of credit in the amount of $1,345,000.

During the first quarter of fiscal 2004, the Company entered into a two-year agreement aggregating $870,000 for engineering design and software development services. At June 3, 2005, the outstanding commitment under the agreement was $181,000.

Note 10 Guarantees and Warranty Liability

Warranty

We warrant our products for a 12 to 14 month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. We expense costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty provisions which remained outstanding at June 3, 2005 amounted to $175,000. For the nine month period ended June 3, 2005, accrued warranty provisions were reduced by $47,000 for satisfied warranty claims and increased by $70,000 for additional estimated warranty claims.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements. At June 3, 2005, outstanding letters of credit amounted to $1,345,000.

Financing Agreements

The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At June 3, 2005, no balances were outstanding on the loan facility.

Note 11 Quarterly Adjustments

During the second quarter of fiscal 2005, based on a review of accrued expense liability balances, we made adjustments to reduce certain accruals to bring estimates in line with historical experience and expected payout amounts. As a result of these adjustments, cost of sales was reduced by $86,000, research and development expenses by $19,000 and selling, general and administrative expenses by $21,000. Approximately $37,000 (after taxes, $24,000) relates to accruals made in the first quarter of fiscal 2005 and $89,000 (after taxes, $57,000) relates to accruals made prior to fiscal 2005. For the three and nine months ended June 3, 2005, gross margin dollars and percentages were favorably impacted by a one-time adjustment of accrued expenses of $218,000.

Note 12 Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs -an amendment of ARB No.43, Chapter 4", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005 and companies may elect to use either the modified-prospective or modified-retrospective transition method. Under the modified- prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the income statement. Under the modified-retrospective approach, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS No. 123 amounts in the income statement. We are currently evaluating the impact of this standard and its transition alternatives, which may materially impact our results of operations in the first quarter of fiscal 2006 and thereafter.

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

Our fiscal 2005 nine month revenues and operating results improved significantly compared to the same period in fiscal 2004. However, our fiscal 2005 third quarter revenues and operating results were below our internal forecasts due to lower than expected shippable bookings for the period. (For further discussion see Current Developments section below.) During the first nine months of fiscal 2005, we received bookings from Ascent Media for iPump Media Servers and Unity receivers for a private network application, and for equipment to convert a television distribution network from analog to digital and upgrade the network's capabilities with our iPump store and forward technology. Orders were received and shipments made to Roberts Communications Network for upgrades and expansion of its network. In addition, the nine month period benefited from our fiscal 2004 fourth quarter booking of a large order from a new radio broadcast customer and from shipments to Microspace Communications for delivery of audio programming for the Christian Radio Consortium. As we have previously indicated, there may be fluctuations in operating performance from quarter to quarter due to limited order visibility and the timing of significant orders from customers. Due to the lower than expected bookings in the third quarter and additional shippable bookings in the fourth quarter that are required to meet our revenue goals, we do not believe that adequate revenue will be generated in the near term to result in a profitable fourth quarter or fiscal 2005 as previously planned. Should the bookings and revenues not materialize, we are committed to reducing operating costs to bring them in line with revenue levels. In addition, the carrying values of deferred tax assets and long-lived assets could be reduced if the current carrying values became impaired. (For further discussion see Results of Operations and Critical Accounting Policies sections below.)

Current Developments

Sales into the private network market have been unexpectedly slow. Customers that we expected to place orders in the second half of fiscal 2005 had their projects slip into our next fiscal year. The slow sales in the private network market have caused us to reevaluate our organization and product focus. We have made major changes in our sales force and have expanded our development efforts toward iPump applications for additional markets. We expect to book orders in the fourth quarter that will start driving higher revenues in fiscal 2006. However, as indicated above, we do not believe that these new markets will generate adequate revenue in the near term to result in a profitable fourth quarter or fiscal 2005.

We continue to invest in and develop our SMD 515 Streaming Media Decoder Settop for the telecom market. The SMD 515 Settop enables phone companies to offer television services, including high definition, to existing DSL consumers. This is a very large market opportunity and we believe we are well positioned to capture market share in this new and growing sector. Our first generation SMD 515, utilizing MPEG-2 streams, was used by key technology partners to display high definition video at the June Supercomm 2005 exhibition. We are currently working on the MPEG-4 / h.264 version of the SMD 515. MPEG-4 is a key focus for next generation video distribution network architectures in satellite, telecom and cable markets. However, due to industry delays in development of the latest generation chips, we do not anticipate being able to have settop products available for shipment in this fiscal year. We believe we are well poised to begin product acceptance with strategic partners and potential customers when production chips are available. We are continuing development of other products, such as our iPump 615 Media Decoder, iPump 622 Enterprise Media Server and the NAVE IIc Nielsen Audio Encoder, which we anticipate will contribute to increased revenues in fiscal 2006.

During the first quarter of fiscal 2005, we booked an order for $9,600,000 from a business music network customer. This new order extends and amends our existing multi-year contract into fiscal year 2009. This order is reflected in the total multi-year backlog as of June 3, 2005.

Financial Position and Liquidity

We have no long-term debt or line of credit borrowings outstanding at June 3, 2005. Our cash and cash equivalents were $1,671,000 at June 3, 2005. Our $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories, is currently being used to support import letters of credit issued to our offshore manufacturers, which at June 3, 2005 amounted to $1,345,000. At June 3, 2005, approximately $2,386,000 net of the outstanding letters of credit was available to borrow under the advance formulas.

(See the Liquidity and Capital Resources section for further discussion.)

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 3, 2005 COMPARED TO THREE AND NINE MONTHS ENDED MAY 28, 2004

The following table sets forth, for the periods indicated, the components of the results of operations as a percentage of sales:

                                                      Three months ended         Nine months ended
                                                    ------------------------------------------------
                                                    June 3,        May 28,     June 3,       May 28,
                                                      2005          2004         2005         2004
                                                    ------------------------------------------------
            Revenues                                  100.0%       100.0%       100.0%       100.0%
            Cost of products sold                      65.5         70.9         63.0         72.9
            Gross margin                               34.5         29.1         37.0         27.1
            Selling, general, and administrative       37.5         24.1         26.1         25.6
            Research & development                     19.7         16.6         14.2         16.2
            Operating income (loss)                   (22.7)       (11.5)        (3.4)       (14.7)
            Interest expense                           (0.4)        (0.7)        (0.3)        (0.5)
            Interest income                             0.3          0.5          0.1          0.3
            Earnings (loss) before income taxes       (22.8)       (11.7)        (3.5)       (14.9)
            Income tax expense (benefit)               (8.2)        (4.2)        (1.3)        (4.7)
            Net earnings (loss)                       (14.6)        (7.5)%       (2.2)       (10.3)%
                                                    ================================================

The operating results for the three and nine month periods ended June 3, 2005, were net losses of $(620,000) or $(.05) per share and $(380,000) or $(.03) per share, respectively, compared to net losses of $(357,000) or $(.03) per share and $(1,461,000) or $(.12) per share for the same periods ended May 28, 2004.

Revenues - Revenues for the three months ended June 3, 2005 decreased $524,000 or 11.0% to $4,253,000 from $4,777,000 for the three months ended May 28, 2004. Revenues for the nine months ended June 3, 2005 increased $2,755,000 or 19.3% to $16,996,000 from $14,241,000 for the nine months ended May 28, 2004.

Direct Broadcast Satellite (DBS) revenues (including service revenues) decreased $274,000 or 6.1% in the third quarter of fiscal 2005 to $4,202,000 from $4,476,000 in the same period of fiscal 2004. For the nine months ended June 3, 2005, DBS revenues increased $3,424,000 or 25.7% to $16,757,000 from $13,333,000 for the nine months ended May 28, 2004. The decrease in fiscal 2005 third quarter revenues was mainly due to a decrease in revenues to a business music network customer as a result of the first quarter amendment and extension of their multi-year contract. The fiscal 2005 nine month revenues included two new orders from Ascent Media of iPump Media Servers, digital encoders and Unity receivers for a private network application and to convert a television distribution network from analog to digital and upgrade the network's capabilities with store and forward technology. Shipments continued to Roberts Communications Network on additional orders of uplink equipment and Unity receivers to upgrade its existing network. The first nine months of fiscal 2005 included shipments of transmission equipment, receivers and our Compel network control system to a new radio broadcast customer for network upgrades and expansion and to Microspace Communications for delivery of audio programming for the Christian Radio Consortium.

Telecom and Custom Products Group revenues decreased $251,000 or 83.1% in the third quarter of fiscal 2005 to $51,000 from $302,000 for the comparable period of fiscal 2004. For the nine months ended June 3, 2005, Telecom and Custom Products Group revenues decreased $669,000 or 73.8% to $238,000 from $907,000 for the nine months ended May 28, 2004. The decrease in revenues for the three and six month periods reflected a decline in orders for older analog and cue and control equipment.

For the three months ended June 3, 2005, three customers accounted for 24.0%, 19.0%, and 17.6% of revenues, respectively. For the three months ended May 28, 2004, three customers accounted for 37.0%, 11.9%, and 11.3% of revenues, respectively. For the nine months ended June 3, 2005, four customers accounted for 24.6%, 16.7%,13.2% and 10.0% of revenues, respectively. For the nine months ended May 28, 2004, two customers accounted for 38.1% and 10.2% of revenues, respectively. Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2005 and beyond. Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI's backlog was approximately $12.8 million at June 3, 2005, compared to $12.0 million at September 3, 2004, and $12.9 million at May 28, 2004. Three customers accounted for 58.6%, 12.9% and 11.3%, respectively, of the backlog at June 3, 2005. The total multi-year backlog at June 3, 2005, was approximately $26.4 million compared to $21.0 million at September 3, 2004 and $20.3 million at May 28, 2004.

Revenues and order backlog are subject to the timing of significant orders from customers, and as a result revenue levels may fluctuate from quarter to quarter.

Gross Profit Margins - The Company's gross profit margin percentages were 34.5% and 37.0% for the three and nine month periods ended June 3, 2005, compared to 29.1% and 27.1% for the three and nine month periods ended May 28, 2004. Gross profit margin dollars increased $75,000 or 5.4% and $2,419,000 or 62.6% for the three and nine month periods ended June 3, 2005, respectively, from the same periods ended May 28, 2004. For the three and nine months ended June 3, 2005, gross margin dollars and percentages were favorably impacted by a one-time adjustment of accrued expenses of $218,000. Additionally, the first nine months of fiscal 2005 benefited from increased revenues, which resulted in lower unit fixed overhead costs and a favorable product sales mix with lower variable cost components. Profit margins in the three and nine month periods of fiscal 2005 included inventory reserve charges of $50,000 and $75,000 compared to $75,000 and $225,000 for the same periods of fiscal 2004. Profit margins in the nine month period ended June 3, 2005, included adjustments to reduce cost of sales by $68,000 related to reductions of certain accrued expenses (see Note 11 to the consolidated financial statements).

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses increased $444,000 or 38.6% to $1,595,000 for the three months ended June 3, 2005, from $1,151,000 for the same period of fiscal 2004. For the nine months ended June 3, 2005, SG&A expenses increased $794,000 or 21.7% to $4,444,000 from $3,650,000 for the same period of fiscal 2004. Corporate SG&A expenses in the third quarter and first nine months of fiscal 2005 increased $197,000 and $192,000, respectively. Corporate SG&A expenses in the third quarter and first nine months of fiscal 2004 included an insurance reimbursement of $191,000 for a portion of corporate legal costs expensed in fiscal 2003 related to defending the Company against an unsolicited, hostile takeover attempt by Radyne ComStream, Inc. Sarbanes-Oxley compliance costs for the three and nine months ended June 3, 2005 were $42,000 and $192,000, respectively, compared to none in fiscal 2004. WCI's SG&A expense increases in the third quarter of fiscal 2005 included higher sales salaries of $87,000 due to an increase in personnel, increases in selling and marketing expenses of $95,000 due to increased sales activity and sales commissions, increases in bad debt provisions of $50,000 and increases in relocation expenses and placement fees of $43,000. The increase in WCI's SG&A expenses in the first nine months of fiscal 2005 was mainly due to higher sales salaries of $262,000 due to an increase in personnel, increases in selling and marketing expenses of $156,000 due to increased sales activity and sales commissions, higher consulting expenses of $164,000 and increases in relocation expenses and placement fees of $36,000. These expenses were offset by lower professional fees at WCI of $60,000. As a percentage of revenues, SG&A expenses were 37.5% and 26.1% for the three and nine month periods ended June 3, 2005, respectively, compared to 24.1% and 25.6% for the same periods of fiscal 2004. SG&A expenses in the nine month period ended June 3, 2005, included adjustments to reduce primarily insurance and property tax expenses by $11,000 related to reductions of certain accrued expenses (see Note 11 to the consolidated financial statements).

Research and Development - Research and development (R&D) expenditures, including capitalized software development costs, were $1,223,000 or 28.8% of revenues, and $3,617,000 or 21.3% of revenues, for the three and nine month periods ended June 3, 2005, compared to $1,174,000 or 24.6% of revenues, and $3,668,000 or 25.8% of revenues, for the same periods of fiscal 2004. Capitalized software development costs amounted to $387,000 and $1,206,000 for the third quarter and first nine months of fiscal 2005 compared to $382,000 and $1,360,000 for the same periods of fiscal 2004. The decreases in capitalized software costs in the first nine months of fiscal 2005 are due to decreased expenditures on the iPump Media Server, UNITY4600 and DTV series 700 products which were partially offset by increased expenditures on the SMD 515 product. Research and development expenses, excluding capitalized software expenditures, were $836,000 or 19.7% of revenues, and $2,411,000 or 14.2% of revenues, for the three and nine months ended June 3, 2005, respectively, compared to $792,000 or 16.6% of revenues, and $2,308,000 or 16.2% of revenues, for the same periods of fiscal 2004, respectively. The increases in R&D expenses for the three and nine months ended June 3, 2005, are mainly due to increased placement fees and prototype part costs. R&D expenses in the nine month period ended June 3, 2005, included adjustments to reduce primarily insurance and property tax expenses by $10,000 related to reductions of certain accrued expenses (see Note 11 to the consolidated financial statements). The expenditures for research and development for the fourth quarter of fiscal 2005 are expected to be comparable to those of the third quarter.

Interest Expense - Interest expense decreased $15,000 to $16,000 for the three months ended June 3, 2005 as compared to fiscal 2004. For the nine months ended June 3, 2005, interest expense decreased $28,000 to $46,000 as compared to the same period in fiscal 2004. The decreases for the three and nine month periods in fiscal 2005 were primarily due to a decrease in the average outstanding letter of credit commitment balances.

Interest Income - Interest income was $12,000 and $22,000 for the three and nine month periods ended June 3, 2005, compared to $24,000 and $38,000 for the same periods ended May 28, 2004. The decreases for the three and nine months ended June 3, 2005 were mainly due to lower average balances of cash and cash equivalents.

Income Tax Expenses - For the nine months ended June 3, 2005, income tax benefit of $214,000 was comprised of a deferred federal and state tax benefit of $202,000 and $12,000, respectively. Net deferred tax assets increased $214,000 in the first nine months of fiscal 2005 to $4,383,000, principally due to increases in net operating loss carryforwards during the period. Realization of deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized based on the backlog and our financial projections. The amount of the tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management's most subjective or difficult judgements. These policies are as follows:

Revenue Recognition - Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", SAB No. 101, "Revenue Recognition in Financial Statements" and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Revenues from separate service maintenance agreements are recognized ratably over the term of the agreements. We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as "bill and hold" transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by the buyer, and no additional performance obligations exist by us. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three and nine months ended June 3, 2005, revenues in the amount of $534,000 and $3,412,000, respectively, were appropriately recorded prior to delivery as bill and hold transactions in accordance with the provisions of SAB 104. At June 3, 2005, accounts receivable for these revenues amounted to $534,000. Subsequent to June 3, 2005, payments in the amount of $534,000 were received on these accounts receivable.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At June 3, 2005, inventories, net of reserve provisions, amounted to $3,242,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At June 3, 2005, capitalized software costs, net of accumulated amortization, amounted to $1,812,000.

Deferred Tax Asset Valuation Allowance - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of the Company's deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. Although realization is not assured, we believe it is more likely than not that all of the deferred tax assets will be realized based on the backlog and our financial projections. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Any reduction in the realizable value of deferred tax assets would result in a charge to income tax expense in the period such determination was made. In addition, any reductions in corporate federal tax rates would reduce the carrying value of deferred tax assets. Each 1% reduction in corporate federal tax rates would reduce deferred tax assets by approximately $35,000 based on the deferred tax asset balances at June 3, 2005. At June 3, 2005, deferred tax assets, net of valuation allowances, amounted to $4,383,000, of which approximately $2,588,000 relates to net operating loss carryforwards which expire beginning in fiscal 2020 through 2025, and $199,000 relates to state income tax credits expiring in fiscal 2009.

Accounts Receivable Valuation - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. At June 3, 2005, accounts receivable, net of allowances for doubtful accounts, amounted to $2,388,000.

LIQUIDITY AND CAPITAL RESOURCES
NINE MONTHS ENDED JUNE 3, 2005

At June 3, 2005, our primary sources of liquidity were cash and cash equivalents of $1,671,000 and a $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. At June 3, 2005, approximately $2,386,000, net of outstanding letters of credit in the amount of $1,345,000, was available to borrow under the advance formulas. Cash and cash equivalents increased $150,000 during the first nine months of fiscal 2005.

During the first nine months of fiscal 2005, operating activities provided $1,721,000 of cash. Net earnings adjusted for noncash expenses provided $1,170,000 of cash. Changes in accounts receivable and customer deposit balances provided $379,000 of cash and changes in inventories, accounts payable and accrued expenses, and other assets provided $172,000 of cash. Cash used by investing activities was $315,000 for property and equipment expenditures, $1,206,000 for capitalized software additions and $119,000 for legal expenses related to the filing of applications for various patents and trademarks. Financing activities provided $70,000 of cash from the exercise of stock options.

WCI's bank loan facility provides a maximum available credit limit of $5,000,000 with sublimits as defined. The loan facility matures on June 30, 2006, or upon demand and requires an annual facility fee of .75% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank's prime rate (6.00% at June 3, 2005).

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. The loan is secured by a first lien on substantially all of WCI's assets and is guaranteed by Wegener Corporation. At June 3, 2005, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. The loan facility is currently being used to support import letters of credit issued to offshore manufacturers, which at June 3, 2005 amounted to $1,345,000. At June 3, 2005, approximately $2,386,000, net of outstanding letters of credit, was available to borrow under the advance formulas.

We are required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2005, retain certain key employees, maintain certain financial ratios, and are precluded from paying dividends. At June 3, 2005, we were in compliance with all loan facility covenants.

In addition,  at June 3, 2005, we had land and buildings and  improvements with a cost basis of $4,454,000 which had no mortgage balances outstanding. Land and buildings are not currently used in the existing loan facility's availability advance formulas; however, we believe these assets could be used to support additional borrowing capacities either with our existing bank or from other sources.

We have three manufacturing and purchasing agreements for certain finished goods inventories. At June 3, 2005, outstanding purchase commitments under these agreements amounted to $5,507,000. Pursuant to the above agreements, at June 3, 2005, we had outstanding letters of credit in the amount of $1,345,000.

During the first quarter of fiscal 2004, the Company entered into a two-year agreement aggregating $870,000 for engineering design and software development services. At June 3, 2005, the outstanding commitment under the agreement was $181,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of our long-term contractual obligations as of June 3, 2005 consisted of:

                                                              Payments Due by Period
                                        ----------------------------------------------------------------
                                                             Fiscal            Fiscal            Fiscal
            Contractual Obligations        Total              2005           2006-2007         2008-2009
            -----------------------     ----------------------------------------------------------------
            Operating leases            $  261,000        $   38,000        $  219,000        $    4,000

            Purchase commitments         5,688,000         3,144,000         2,544,000                --
                                        ----------------------------------------------------------------

            Total                       $5,949,000        $3,182,000        $2,763,000        $    4,000
                                        ================================================================

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank's prime rate. There were no borrowings outstanding at June 3, 2005 subject to variable interest rate fluctuations.

At June 3, 2005, our cash equivalents consisted of bank commercial paper in the amount of $1,625,000. The cash equivalents have maturities of less than three months and therefore are subject to minimal market risk.

We do not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer
(CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report (June 3, 2005). Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

       Exhibit Number    Description of Document
       --------------    -----------------------

            *3.1 Certificate of Incorporation as amended through May 4, 1989, (1989 10-K, filed November 30, 1989, SEC file No. 0-11003,
                  Exhibit 3.2).

            *3.2 Amendment to Certificate of Incorporation (1997 10-Q, filed June 27, 1997, SEC file No. 0-11003, Exhibit 3.1).

            *3.3 Amended and Restated By-laws (Form 8-K, dated as of May 1, 2003 and filed May 6, 2003, SEC file No. 0-11003, Exhibit 3.1).

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

                                WEGENER CORPORATION
                                ------------------------
                                (Registrant)


Date: July 15, 2005             By: /s/ Robert A. Placek
                                    --------------------------------------------
                                    Robert A. Placek
                                    President
                                    (Principal Executive Officer)


Date: July 15, 2005             By: /s/ C. Troy Woodbury, Jr.
                                    --------------------------------------------
                                    C. Troy Woodbury, Jr.
                                    Treasurer and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)