Form 10-K
period 2005-09-02
WEGENER CORP
filed 2005-12-01
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 2, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________________to _______________________

Commission file No. 0-11003
WEGENER CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	81-0371341
(State of incorporation)	(I.R.S. Employer Identification No.)

11350 Technology Circle, Duluth, Georgia	30097-1502
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 623-0096
Registrant’s Web site: http://www.wegener .com
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of March 4, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock held by non-affiliates was $26,982,498 based on the last sale price of the Common Stock as quoted on the NASDAQ Small-Cap Market on such date. (The officers and directors of the registrant, and owners of over 10% of the registrant’s common stock, are considered affiliates for purposes of this calculation.)

As of November 15, 2005, 12,579,051 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement pertaining to the January 31, 2006 Annual Meeting of Stockholders, only to the extent expressly so stated herein, are incorporated herein by reference into Part III.

WEGENER CORPORATION

FORM 10-K

YEAR ENDED SEPTEMBER 2, 2005

PART I
ITEM 1.  BUSINESS

Wegener™ Corporation, the Registrant, together with its subsidiaries, is referred to herein as “we,”  “our,”  “us,” the “Company” or “WGNR.”

(a) General development of business.

Wegener Corporation was formed in 1977 and is a Delaware corporation. We conduct our continuing business through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI was formed in April 1978 and is a Georgia corporation. WCI is a leading provider of digital solutions for video, audio and Internet Protocol (IP) data networks. Applications include IP data delivery, broadcast television, cable television, radio networks, business television, distance education, business music and financial information distribution. COMPEL®, our patented network control system, provides network flexibility to regionalize programming, commercials and file transfers.

(b) Financial information about segments.

Segment information contained in Note 11 to the consolidated financial statements contained in this report is incorporated herein by reference in response to this item.

(c) Narrative description of business.

MARKETS AND INDUSTRY OVERVIEW

The primary markets we serve are business and private networks, cable and broadcast television and broadcast radio.

Business/Private Networks

Business networks consist of corporate and enterprise networks distributing video, audio and/or data via satellite. Private networks consist of networks that target video, audio and/or data to a select group of subscribers or viewers via satellite. Our equipment is currently used for a large percentage of the horse racing video distribution in the United States and Sweden and we are continuing to expand that market. Our business and private network customers include Muzak LLC, Roberts Communications, Inc., Scientific Games-Autotote Communication Service Division, and Swedish companies ATG and TERACOM. In addition, we work through third-party integrators, such as Ascent Media and Globecomm, to reach this market space.

Business and private networks almost universally have bandwidth as their single largest operating expense. They are typically willing to convert their networks to new technology whenever they can find a satisfactory return on investment.

Business networks are looking for alternatives to replace the current methods of corporate training they use. Currently they (1) send trainers to facilities, which is difficult to coordinate and expensive, or (2) send video tapes, which is costly and complicated to manage, or (3) broadcast a linear satellite television network, which can be cost prohibitive and requires schedule coordination throughout the facilities, or (4) stream programming over their IP networks, which provides low quality video and requires advanced training for users and operators. Video-on-demand promises to reduce the costs and complications of their networks by allowing operators to send video files to the remote locations and allow trainees to view the training videos when it is convenient for them, with no need to coordinate schedules with the central office.

The dropping cost of plasmas, LCDs and television monitors has made it economically feasible for more businesses to use widescreen televisions for advertising. Digital signs and advertisements are becoming more common and retail stores are beginning to display market video advertisements within their prime locations.

Cable and Broadcast Television

Cable television consists of (1) program providers that provide programming to cable, direct-to-home satellite and telecom companies for distribution to consumers, and (2) cable distribution companies, such as cable multiple system operators. Broadcast television consists of (1) companies that broadcast television signals over satellite to local affiliate stations and (2) broadcast stations: local stations that broadcast typically free-to-air, television signals to local viewers. Cable television and broadcast television customers include FOX, HDNet, Time Warner, Adelphia, Turner Broadcasting, and PaxTV. In addition, we work through distributors, such as MegaHertz, AMT and Satellite Engineering Group.

Program providers continue to distribute their programming over satellite to cable, direct to home (DTH) satellite, and telecom companies. They are starting to stream programming directly to consumers via the Internet as well. They continue to launch new services to compete for advertising dollars. They are launching increasing numbers of high definition services, as well as distributing video-on-demand content. They are concerned about the effect that personal video recorders could potentially have on their advertising revenue as well as the security of their high value content being stored in consumers’ homes in a digital and potentially easy to copy format.

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

Broadcasters continue to launch local digital broadcast stations. Many are opting to provide high definition content only during primetime hours from their main satellite feed and provide multi-channel standard definition services during the day. They are hoping the FCC will force cable operators to carry both their analog and digital channels.

Satellite teleports are recovering from a global slowdown that affected satellite transponder use. They are increasingly looking at integrated video and data solutions for their customers.

Broadcast Radio

Broadcast radio consists of companies that broadcast, typically free-to-air, radio signals to local listeners. Radio network customers include EMF Broadcasting, Jones Radio Networks, Christian Radio Consortium and Salem Radio Network.

Broadcast radio operators are interested in regionalizing their broadcasts to give a local feel to the programming. They also want to shift their programming for time-zones so that “drive times” are able to be addressed with particular morning and afternoon shows and advertisements, which can demand higher advertising dollars. In addition, they are coming under increasing pressure from advertisers to ensure that affidavit information provided is accurate.

Telecom Operators

Telecom operators offer telephony and high speed internet access (DSL) to consumers. In large numbers, they are now launching video service offerings to compete with cable companies and maintain subscribers.

PRODUCTS

Our products include: iPump® Media Servers, MediaPlan® Content Management and Ingest, Compel® Network Control System, UNITY® Satellite Receivers, DTV Digital Stream Processors, analog audio products and third-party uplink products, such as encoders.

iPump Media Servers

The iPump® product line combines the features of our integrated receiver decoders (IRD) with advanced media server functionality. The iPump® delivers and stores digital content into broadcast, cable and business operations utilizing store and forward technology compared to traditional real-time linear broadcasts. Store and forward technology allows network operators to store content at receive locations and then play back the content locally either based on schedules or on-demand user selection. Network operators with repetitive content in their programming line-up can reduce their satellite space segment costs by sending programming and playback schedules as stored files into the iPump® for later playback according to the schedules. The network operator can then utilize limited satellite time to refresh the programming and play-out schedules without the necessity to maintain a constant signal on the satellite. An existing iPump® customer has significantly reduced its satellite bandwidth expenses by switching to store forward network operations. It now spends less than 10% of what they used to spend on satellite bandwidth, which was its largest operating expense.

There are three models of iPump® that utilize store-forward technology. The iPump® 6400 Professional Media Server is designed for broadcast television, private network and broadcast radio customers. The new iPump® 622 Enterprise Media Server is designed specifically for private network and enterprise applications, such as distance learning. It was released to the field during fiscal 2005. The new iPump® 6420 Audio Media Server is designed specifically to meet the needs of broadcast radio and is third generation store-forward product. It will be released in fiscal 2006.

The iPump® 615 Streaming Media Decoder is a peripheral settop decoder for the iPump® 6400 or 622. It is designed for high volume dynamic environments such as retail point-of-sale kiosks, point of purchase (POP) digital signs and advertisements, and corporate communications. It receives a video stream via Internet Protocol from the iPump® 6400 or 622 and outputs high quality video to large video monitors for digital signage or classroom training applications. It supports high-definition video and advanced digital audio, in addition to standard definition video and audio to ensure quality media displays for such high visibility purposes.

We are targeting all of our core markets for the iPump® product line. Within these markets, applications for the iPump® products include:

Business and Private Networks
•	On-Demand Training
•	Distance Learning, Educational Purposes
•	Customized or Regionalized Training by Site

•	Retail Point-of-Sale Displays or Kiosks
•	Corporate Communications
•	Streaming Video/Audio/Data to the Desktop
•	Digital Signage
•	Reduction of Satellite Delivery Costs
•	Distribution of Additional Training Materials, such as manuals and exams
Television and Radio Broadcast
•	Regional Advertising and Content
•	Time Zone Shifted Programming
•	News Distribution
•	Reduction of Satellite Delivery Costs
Cable Television
•	Regional Ad Insertion
•	Segment Spot Distribution by Group or Region
•	Video on Demand
•	Digital File Creation from Linear Broadcast
•	Replacement for video tape recorders

MediaPlan

MediaPlan® i/o and MediaPlan® CM products are control and management system modules to our patented Compel® Control System, which is discussed below. The MediaPlan® products are crucial for customers in controlling iPump® Media Server networks and are a competitive advantage for us in sales of iPump® Media Servers.

MediaPlan® i/o is the media creation product for the iPump® network. In traditional linear networks, network operators are required to compress the video, distribute it to remote locations and decompress it for broadcast, all within one or two seconds. This requires the use of real-time encoders to compress the video and audio as it is sent to the receivers at the remote locations. In store-forward networks, the paradigm changes and the process of video and audio compression, media distribution and decompression of the media for broadcast can be done at different times. Network operators can now prepare the media files containing the compressed video and audio ahead of airtime. As well, they can distribute the media files any time before airing, so they can maximize the use of their bandwidth. When it is time for the program to be broadcast, it merely needs to be played from the local hard drive on the iPump®, not transported through the network. As the media creation tool, MediaPlan® i/o handles the first part of the process, the creation of media files containing compressed video and audio which will be sent to iPumps®.

MediaPlan® Content Management (MediaPlan® CM) is a powerful content management system used for managing media files and actively tracking their delivery throughout the iPump® network. In a store-forward network, media is simultaneously stored in multiple iPumps® in the field, rather than all in one repository at a central location, so management of the media becomes a crucial part of the network operation. Operators need easy ways to view the content on individual iPumps® and automated mechanisms for updating/deleting media as it changes, and MediaPlan® CM is designed to address those and many other specific needs of managing media files in a store-forward network. Operators can create libraries of assets, generate descriptive information, view content at each network iPump®, send requested content directly to targeted users and track file usage.

The MediaPlan®product line is an integral part of an iPump® network, so the same markets and applications exist for MediaPlan® as were described in the iPump® section above.

Compel® Network Control System

Compel® Network Control System is our patented control system and has been a key differentiator to our products since 1989. Compel® is used in over 150 networks controlling over 100,000 receivers. Compel® has patented grouping and addressing controls that provide flexibility in network management. Receivers can be controlled as individual sites and as groups. Commands are synchronized with video and audio programming, which allows users to regionalize programming and blackout programming from nonsubscribers, as well as target commercials to subscribers.

Compel® option modules include Web Access and Conditional Access. Web Access allows multiple users to access their Compel®system from a LAN using a standard Web browser. Conditional Access utilizes a secure micro in every Unity® receiver to deliver fast, secure conditional access to a network without the high cost of consumer smart card systems.

Our Unity® satellite receivers and iPumps are controlled by our Compel® Network Control System, so the markets for Compel® are those for iPump® and Unity® receivers.

Unity Receivers

The Unity® 4600 receiver is a digital satellite receiver primarily for program providers to distribute programming to cable and telecom headends. It offers analog and digital outputs to support analog and digital headends. Cable headends utilize the Unity® 4600 to support digital high definition television distribution.

The Unity® 4650 receiver is our digital receiver primarily for broadcast television networks. The Unity® 4650 receiver is a video and audio decoder that features MPEG 4:2:0 and 4:2:2 video for enhanced video quality for television network distribution.

The Unity®500 receiver is targeted to meet the needs of private and business television networks. It offers MPEG-2 video distribution and has an option for high speed delivery of Internet Protocol data over the satellite.

The Unity®201 audio receiver is designed for business music providers. It is a multichannel per carrier satellite music receiver and offers an optional audio storage card which adds a second stereo pair and one hour of audio storage for ad insertion or disaster recovery. It is our first generation of store-forward receiver.

As MPEG-4 development continues, the Unity® receiver product line will be updated with MPEG-4 video decompression technology. We are currently developing the first MPEG-4 Unity® product and expect it to begin shipping for revenue late in fiscal 2006.

Nielsen Media Research NAVE IIc Audio Encoder

The NAVE IIc watermarks program audio with tagging information to identify the television program and the television station that originated the program. The watermarks are used by Nielsen devices to automate the process of cataloging viewers’ television viewing habits which ultimately translate into Nielsen ratings. The NAVE IIc makes advances over prior units in that it inserts the watermarks for audio in the digital domain, so that stations do not have to down-convert to analog audio to insert Nielsen data and can insert watermarking on the entire transport stream of multiple programs simultaneously. The NAVE IIc was released to the field during fiscal 2005.

DTV Digital Stream Processors

The DTV Digital Stream Processors enable cable and telecom operators to capture local off-air high definition broadcast video signals and easily insert them onto their networks. Our products provide for multiple signals to be inserted with one unit. Models include DTV 720, DTV 742 and DTV 744. The market for DTV products is cable and telecom headend operators.

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

Uplink Equipment

We offer our customers complete system solutions for video and audio distribution. The complete system solution requires us to resell components, such as encoders and modulators, from other manufacturers, such as Harmonic, Inc and Thompson.

Custom Products

We offer our customers the option to create custom products for their needs when they cannot find off-the-shelf products to satisfy their requirements. They pay non-recurring engineering expenses through product pricing and/or up-front milestone payments.

MARKET OPPORTUNITY

Growth opportunities are most significant in the technologies that we have been making significant R&D investments over the past year, including store-forward technology and MPEG-4 technology. See “Research and Development Activities” section below.

Currently we have completed field deployments of the iPump® Network, including Compel® and MediaPlan®, in three different market spaces for different applications: private networks for virtual channel application, broadcast television and broadcast radio. We have orders placed for iPump® products in additional applications of broadcast news, private networks for training and digital signage. In some cases, we have multiple orders for a particular application. The breadth of the applications for iPump® networks represents many market opportunities in multiple applications and across multiple markets. The broad appeal of the iPump® is due to the diversification of the iPump® store-forward technology that we invested in during fiscal 2005.

The virtual channel application of the iPump® allows a current private network customer to reduce their budget for satellite bandwidth by greater than 90% of what they had been spending prior to the upgrade to the iPump®. Bandwidth utilization was one of the customers’ largest operating expenses prior to the upgrade, so this represents a sizable savings for them. The network used to run continuously, utilizing satellite bandwidth the entire time; now they use bandwidth twice a month to update the iPumps® with new content and playout schedules. This change in operations promises significant savings for potential customers.

The broadcast television customer switched to store-forward technology to offer extended services to its customers. The channel is often featured in museums and schools, so with the iPump®, the network operator can send additional educational materials and digital videos along with the broadcast video. All the video files and additional materials are stored locally on the iPump® so that the museums or schools can have easy access to the materials. The distribution is possible without an increase in satellite bandwidth utilization (which would be costly), since with store-forward the operator can manage bandwidth more effectively and send repetitive video only once to the iPump®, rather than sending it each time the video is scheduled for broadcast.

The audio customers for iPump® are interested in store-forward to update their operations. It will allow them to send repetitive material to their affiliates a single time and provide an easy interface for affiliates to access the audio files. Additionally, in some radio broadcasting operations, they have a manual process for verifying that advertisements are playing as scheduled and providing affidavits of the advertisement playback to their advertisers. The iPump® provides an automated interface for verifying the advertisements and providing that information back to the radio broadcaster. Radio broadcasters are seeing the operational improvements available to them with the iPump®.

The broadcast news customer is converting to iPump® to improve the operations of its affiliates. Currently the news broadcaster uses different mechanisms to distribute video and script information to affiliates. Video is distributed on a linear feed and the affiliate has to track the schedule and manually record any video that is of interest to them. If they miss the linear broadcast, then the broadcaster has to do a “re-feed” and use additional costly satellite bandwidth to redistribute the video to the affiliate. With the iPump®, the broadcaster will send all the video as files that will be stored for the affiliate on the hard drive of the iPump®. This completely removes the manual recording by the affiliate and also removes the need for re-feeds. Additionally, the broadcaster will send scripts and other descriptive information to the iPump® so the affiliate can now access all the related information from a single location on the iPump® hard drive.

The private network customer for digital signage and distance training will be using the iPump® for both applications simultaneously. This allows the customer to install, field and manage a single iPump® at each location, rather than run two separate hardware platforms. This reduces the network complexity at the receiver locations since the iPump® can optionally generate two networks out of a single unit. The customer is generating a back-room training center for their employees at each site and they can create customized training schedules at each location depending on the viewers’ availability, or the viewer can watch the materials on demand. The other output is being used for advertising at the point of sale by outputting high quality video advertisements to large video monitors in a retail environment. Revenue from advertisers can off-set the cost of running the network.

Our iPump®, MediaPlan® and Compel® products create systems that directly address the next generation needs of the distance learning, corporate training, digital signage advertising, broadcast radio, broadcast news and broadcast television markets and they show significant opportunities for growth.

Another area for growth is MPEG-4 products (see “Research and Development activities” section below for addition information). The next generation Unity® product is currently under development and takes advantage of MPEG-4 technology. The MPEG-4 standard is the next evolutionary step in video compression and reduces the bandwidth requirements of video by almost half. This reduction in bandwidth utilization is significant, as bandwidth utilization is one of the largest operating costs for customers.

In addition, we are exploring other potential applications for the MPEG-4 technology including a settop for telecom operators to deploy video to their customers. The settop would allow telecom operators to deploy video offerings to their customers and complete the “triple-play” of telephony, high speed Internet connectivity and television services. The typical architecture of telecom operations has more limited bandwidth available than their cable competitors, so MPEG-4 video compression enables the telecom operators to compete more effectively.

SALES AND MARKETING

Domestically, we sell our products principally through our own direct sales force, which is organized geographically. We have sales representatives in Atlanta, Eastern Canada, Dallas, Silicon Valley, and Southern California, as well as a key account executive in North Carolina. We use a major domestic distributor for additional sales coverage in the cable market. We have relationships with a few key integrators as an additional sales channel. Internationally, we sell primarily through independent distributors and integrators, mostly in North America, South America and Europe. The majority of our sales have payment terms of net 30 days. Due to the technical nature of our business, both sales application engineering and system integration engineering support sales. We hired a new Vice President of Sales in the first quarter of fiscal 2006.

Our marketing organization develops strategies for product lines and provides direction to product development on product feature requirements. Our marketing organization is also responsible for setting price levels and general support of the sales force, particularly with major proposal responses, presentations and demonstrations. We strive to further establish Wegener’s brand within the industry, including participation on technical committees, publication of articles in industry journals, speaking opportunities at industry events and exhibitions at trade shows.

Manufacturing and suppliers; sources and availability of raw materials.

During fiscal 2005 and fiscal 2004, we contracted with offshore manufacturers for a significant amount of our finished goods. We are currently working with two offshore manufacturers with facilities located in Taiwan. Raw materials consist of passive electronic components, electronic circuit boards and fabricated sheet metal. Approximately 20% of our raw materials are purchased directly from manufacturers and the other 80% are purchased from distributors. Passive and active components include parts such as resistors, integrated circuits and diodes. We use approximately ten distributors and two contract manufacturers to supply our electronic components. We often use a single contract manufacturer or subcontractor to supply a total subassembly or turnkey solution for higher volume products. Direct suppliers provide sheet metal, electronic circuit boards and other materials built to specifications. We maintain relationships with approximately 20 direct suppliers. Most of our materials are available from a number of different suppliers; however, certain components used in existing and future products are currently available from a single or a limited number of sources. Although we believe that all single-source components currently are available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future. Any disruption or termination of supply of certain single-source components or agreements with contract manufacturers could have an adverse effect on our business and results of operations. Our manufacturing operations consist primarily of final assembly and testing of our products, utilizing technically trained personnel, electronic test equipment and proprietary test programs.

Patents, trademarks, licenses, franchises and concessions held.

We hold three U.S. patents currently, the most significant of which is a patent covering advanced receiver grouping techniques in Compel® and will expire on January 15, 2008. We hold eight active trademarks, such as Compel®, iPump®, Wegener® and Unity® Currently we have 15 patent applications pending and two trademark applications pending.

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

Although we believe that the patents and trademarks we own are of value, we believe that success in our industry will be dependent upon new product introductions, frequent product enhancements, and customer support and service. However, we intend to protect our rights when, in our view, these rights are infringed upon. Additionally, we license certain analog audio processing technology to several manufacturing companies which generated royalty revenues of approximately $58,000, $87,000, and $141,000 in fiscal 2005, 2004 and 2003, respectively. These royalty license agreements renew annually unless cancelled by the licensee on the expiration date.

During the second quarter of fiscal 2003, we entered into a license agreement with StarGuide Digital Networks, Inc., a Nevada corporation. These limited licenses were granted to Wegener under a number of StarGuide patents related to delivering IP data by satellite and store/forward audio. These licenses extend to and conclude upon the last to expire of any licensed patent. We have agreed to pay StarGuide a running royalty on certain of our products. We believe that these royalties will not have a material adverse effect on our financial condition or results of operations. In addition, as of September 2, 2005, we have entered into six other license agreements for utilization of various technologies. These agreements currently require royalty payments, or may require future royalties for products under development, none of which are expected to have a material adverse effect on our financial condition or results of operations.

Seasonal variations in business.

There do not appear to be any seasonal variations in our business.

Working capital practices.

Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) section of this report is incorporated herein by reference in response to this item.

Dependence upon a limited number of customers.

We sell to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network and data communications industries. Sales to Muzak, Ascent Media Systems & Technology Services, Educational Media Foundation and Roberts Communications Network accounted for approximately 22.5%, 14.1%, 13.0% and 10.3%, of revenues in fiscal 2005, respectively. Sales to Muzak accounted for approximately 39.6% of revenues in fiscal 2004. Sales to Roberts Communications Network and Muzak accounted for approximately 16.3% and 39.3% of revenues in fiscal 2003, respectively. At September 2, 2005 and September 3, 2004, two customers accounted for more than 10% of our accounts receivable. Sales to a relatively small number of major customers have typically comprised a majority of our revenues. This trend is expected to continue in fiscal 2006. The loss of one or more of these customers would likely have, at least in the near term, a material adverse effect on our operations.

Backlog of orders.

Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within 18 months. Our eighteen month backlog was approximately $10,100,000 at September 2, 2005, $12,010,000 at September 3, 2004, and $12,699,000 at August 29, 2003. Three customers accounted for 97.7% of the backlog at September 2, 2005. Reference is hereby made to the information contained in MD&A, which is incorporated herein by reference in response to this item. The total multi-year backlog at September 2, 2005 was approximately $23,964,000.

Approximately $7,956,000 of the September 2, 2005, backlog is expected to ship during fiscal 2006. Three customers accounted for 96.9% of the backlog expected to ship during fiscal 2006.

Government contracts.

Not applicable.

Competitive Conditions.

We compete both with companies that have substantially greater resources and with small specialized companies. Competitive forces generally change from year to year for the markets we serve. Through relationships with component and integrated solution providers, we believe we are positioned to provide complete end-to-end digital video and audio systems to our customers.

Cable Television

Competition for our Unity® products in the cable television market is from large and well-established companies, such as Scientific Atlanta and Motorola. Our Unity® products have a competitive advantage with our advanced Compel® control, so we focus on opportunities where that advantage is of value to the customer.

Competition for our DTV products is mostly from smaller companies that are not as well established in the cable television market. Our products in this area offer technical advantages over competing offerings. Significant orders for this product line depend on the overall growth of broadcast and telecom HDTV offerings and possible legislative decisions by the FCC in the future.

Broadcast Television

Competition for our Unity® products in the broadcast television market is from the same large and well-established companies with which we compete in cable television, such as Scientific Atlanta and Motorola. Our Unity® products have a competitive advantage with our advanced Compel® control, so we focus on opportunities where that advantage is of value to the customer. In addition, since the revenue opportunities in broadcast television are smaller than cable, our competitors do not compete for all of those opportunities as aggressively.

Broadcast Radio

Competition is currently limited to a few companies for our iPump® Media Server in the broadcast radio market. The competition is formidable, but we have long history in the market, and believe our iPump® and MediaPlan® products offer significant advantages.

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

Research and development activities.

Our research and development activities are designed to strengthen and enhance our existing products and systems and to develop new products and systems. Our development strategy is to identify features, products and systems which are, or are expected to be, needed by a number of customers. A major portion of the fiscal 2005 research and development expenses were spent on new product development of our iPump® 6400, Compel®, MediaPlan®CM, SMD 515, DTV digital stream processors and the Unity® 4600 products. WCI’s research and development expenses totaled $3,493,000 in fiscal 2005, $3,095,000 in fiscal 2004, and $2,853,000 in fiscal 2003. Additional information contained on pages 2-7 and in MD&A is incorporated herein by reference in response to this item.

Technological advances occur frequently in our industry and our product offerings must be upgraded with the advances to continue to remain current with industry trends and attract potential customers. During fiscal 2005, we invested heavily in new technologies since the industry is in a transitional period between technologies and new technologies are emerging and becoming viable. We have the opportunity to invest in new technologies now while they are still very innovative and of high value to customers. During fiscal 2005, we invested in MPEG-4 technology, store-forward technology and network management. We anticipate that we will continue to invest in all of these technologies in the coming years as they are all at the beginnings of their life cycles. During fiscal 2005, we focused on investments in new technology rather than short-term profitability. We believe that this focus will produce growth for Wegener and ultimately be more rewarding for our shareholders.

MPEG-4/H.264 video compression is a new technology that is just becoming viable for our products. It will drive a new cycle of purchases throughout our industry, and we want to ensure that we have products available as soon as the technology is ready for deployment. MPEG-4/H.264 compression reduces bandwidth utilization by almost half, which is significant for our customers. Their largest operating expense is bandwidth, so a reduction by half is significant and will drive purchases. Alternately, the customers can upgrade their video to high definition and significantly increase its quality while maintaining similar bandwidth utilization to their current MPEG-2 standard definition networks. We are working on a next generation Unity® receiver to incorporate MPEG-4 technology, as well as exploring applications within the telecom industry for consumer settop boxes.

In addition to MPEG-4, we are also investing in the diversification of the iPump® Media Server product line to alternate markets. We expanded the functionality of the iPump® product for use in other markets where we have traditionally been strong - the broadcast markets of broadcast television, broadcast radio and broadcast news. The diversification is driving additional sales for our iPump® networks in multiple markets and we are starting to see the results in late fiscal 2005 and early fiscal 2006 orders. The new iPump® products will begin shipping during fiscal 2006.

Network control and management has long been a differentiator for our Unity® receivers and iPump® media servers. Through fiscal 2005, we continued to invest in network control for our products. It allows customers to create dynamic environments with their receivers and to gain additional advertising revenue by regionalizing broadcasts and advertisements. When network control is included in a store-forward network, it becomes a very complex operation to manage the media content and data files on iPumps® throughout the network. It is imperative to customers that it is managed properly, as the content often has limited viewing rights, so it must be deleted when rights have expired or replaced by newer versions over time. Network control and management products, such as Compel® and MediaPlan®, manage such operations.

Environmental Regulation.

Federal, state and local pollution control requirements have had no material effect upon the capital expenditures, earnings or the competitive position of our Company.

Number of employees.

As of September 2, 2005, we had 90 full time employees employed by WCI and no employees employed by Wegener Corporation. No employees are parties to a collective bargaining agreement and we believe that employee relations are good.

(d)	Financial information about geographic areas.

Information in Note 11 to the consolidated financial statements contained in this report is incorporated herein by reference in response to this item.

(e)	Available information.

Our Web site is http://www.wegener.com

Information contained on our Web site should not be considered incorporated by reference in this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, for purposes of section 401(b) of Regulation S-K, are as follows:

Name and Business Experience	Age	Office Held
Robert A. Placek President and Chief Executive Officer of the Company since August 1987 and Director of the Company since July 1987. Chairman of the Board since 1995. Chairman and Chief Executive Officer and Director of WCI since 1979. President of WCI from October 1979 to June 1998 and from March 2002 to January 2005.	67	Chairman of the Board, President and Chief Executive Officer of the Company
Ned L. Mountain President and Chief Operating Officer of WCI since January 2005 and Director of the Company since May 2003. Executive Vice President of WCI from March 2002 to January 2005. Senior Vice President of Business Development of WCI from 1996 to 2002. Vice President European Operations of WCI from 1994 to 1995. Numerous sales and marketing positions from 1981to 1994. Corporate Senior Engineer of UA-Columbia Cablevision from 1979 to 1981.	57	President and Chief Operating Office of WCI
C. Troy Woodbury, Jr. Treasurer and Chief Financial Officer of the Company since June 1988 and Director since 1989. Treasurer and Chief Financial Officer of WCI since 1992. Senior Vice President of Finance of WCI since March 2002. Executive Vice President of WCI from July 1995 to March 2002. Chief Operating Officer of WCI from September 1992 to June 1998. Group Controller for Scientific-Atlanta, Inc. from March 1975 to June 1988.	58	Treasurer and Chief Financial Officer of the Company and WCI

ITEM 1A.  RISK FACTORS

Our business, financial condition and operating results can be affected by a number of factors, including those listed below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Any of these risks could also materially and adversely affect our business, financial condition or the price of our common stock.

We have a limited history of profitability and may need additional capital in the future, which we may not be able to secure on terms acceptable to us.

Over the past five fiscal years, we have reported positive operating income only in fiscal year 2002. As a consequence, we had an accumulated deficit of $12,093,308 at September 2, 2005. There can be no certainty regarding our ability to achieve or sustain profitability in the future. Whether or not we are able to operate profitably, we may require additional capital to finance our operations. We believe our existing liquidity sources will satisfy our cash requirements for at least the next twelve months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. Our ability to raise funds, if required, may be adversely affected by a number of factors relating to Wegener, as well as factors beyond our control, including conditions in capital markets and the cable, telecom and satellite industries. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

Our future operating results are difficult to predict and may fluctuate materially.

Our future operating results are difficult to predict and may be materially affected by a number of factors, including: the timing of purchasing decisions by our customers, the timing of new product announcements or introductions by us or our competitors, competitive pricing pressures, adequate availability of components and offshore manufacturing capacity. Additional factors affecting our operating results include our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees, changes in product mix, and the effect of adverse changes in economic conditions in the United States and international markets. In addition, our markets have historically been cyclical and subject to significant economic downturns. Our business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in inventory will not be rendered obsolete before we ship them. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future operating results on a quarterly or annual basis.

We have in the past experienced delays in product development and introduction, and there can be no assurance that we will not experience further delays in connection with our current product development or future development activities.

Delays in development, testing, manufacture and/or release of new products or features, including digital receivers, Compel® network control software, MediaPlan® content management software, streaming media, and other products could adversely affect our sales and results of operations. In addition, there can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

Our lengthy and variable qualification and sales cycle makes it difficult to predict the timing of a sale or whether a sale will be made.

As is typical in our industry, our customers may expend significant efforts in evaluating and qualifying our products. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from three to six months and sometimes longer. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales, marketing, and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long-lead-time supplies prior to receiving an order. Even after this evaluation process, it is possible that a potential customer will not purchase our products.

Our customer base is concentrated and the loss of one or more of our key customers would harm our business.

Sales to a relatively small number of major customers have typically comprised a majority of our revenues, and that trend is expected to continue throughout fiscal 2006 and beyond. In fiscal 2005, four customers accounted for approximately 22.5%, 14.1%, 13.0% and 10.3% of revenues, respectively. Three customers accounted for 97.7% of the backlog at September 2, 2005 and for 96.9% of the backlog scheduled to ship during fiscal 2006. The loss of any significant customer or any reduction in orders by any significant customer would likely adversely affect our business, operating results and liquidity.

We rely on third-party subcontractors, certain suppliers and offshore manufacturers.

We use two offshore manufacturers for a significant amount of finished goods or component inventories. Certain raw materials, video sub-components and licensed video processing technologies used in existing and future products are currently available from a single source or limited sources. Any disruption or termination of supply of certain single-source components or technologies, or interruption of supply from offshore manufacturers, would likely have a material adverse effect on our business and results of operations, at least in the near term.

Competition in our industry is intense and can result in reduced sales and market share.

We compete with companies which have substantially larger operations and greater financial, engineering, marketing, production and other resources than we have. These competitors may develop and market their products more quickly, devote greater marketing and sales resources, or offer more aggressive pricing, than we can. As a result, this could cause us to lose orders or customers or force reductions in pricing, all of which would have a material adverse impact on our financial position and results of operations.

Our business is subject to rapid changes in technology and new product introductions.

The market for our products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. Product introductions are generally characterized by increased functionality and better quality, sometimes at reduced prices. The introduction of products embodying new technology may render existing products obsolete and unmarketable. Our ability to successfully develop and introduce on a timely basis new and enhanced products that embody new technology, and achieve levels of functionality and price acceptable to the market will be a significant factor in our ability to grow and to remain competitive. If we are unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the industry, our business and operating results will be materially and adversely.

There is no assurance of a continued trading market in our stock.

Our common stock is traded on the Nasdaq SmallCap Market. There is no assurance that a public market for our stock will continue to be made or that persons purchasing our common stock will be able to avail themselves of a public trading market for the common shares in the future. We currently satisfy all requirements for continued eligibility for trading on the Nasdaq SmallCap Market. There can be no assurance that we will remain in compliance with Nasdaq's continued listing requirements. If the common stock is delisted by Nasdaq, the trading market for the common stock will be adversely affected, as price quotations for the common stock will not be as readily obtainable, which would likely have a material adverse effect on the market price of the common stock.

Our stock price is subject to volatility.

Our common stock has experienced substantial price volatility and such volatility may occur in the future, particularly as a result of quarter to quarter variations in the actual or anticipated financial results of the Company or other companies in the satellite communications industry or in the markets we serve. These and other factors may adversely affect the market price of the common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.  PROPERTIES

Our executive, sales, engineering and administrative offices are located at 11350 Technology Circle, Duluth, Georgia 30097-1502. This 40,000 square foot facility, which is located on a 4.7 acre site, was purchased by WCI in February 1987. During August 1989, WCI purchased an additional 4.4 acres of adjacent property. WCI also leases a 21,000 square foot manufacturing facility in Alpharetta, Georgia under a two-year lease expiring in January 2007 with annual rent of approximately $143,000. WCI's 40,000 square foot facility and 4.4 acres of adjacent land are pledged as collateral under our line of credit facility.

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

Our Common Stock is traded on the NASDAQ Small-Cap Market (NASDAQ symbol: WGNR). As of November 15, 2005, there were approximately 381 holders of record of Common Stock. This number does not reflect beneficial ownership of shares held in nominee name.

The quarterly ranges of high and low sale prices for fiscal 2005 and 2004 were as follows:

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First Quarter	$2.65	$1.07	$3.15	$2.00
Second Quarter	2.93	1.63	3.28	1.94
Third Quarter	2.25	1.62	2.63	1.35
Fourth Quarter	2.34	1.01	2.05	1.06

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

The following table summarizes information as of September 2, 2005, regarding our common stock reserved for issuance under the our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under the Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Security Holders	1,313,531	$1.58	510,669
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	1,313,531	$1.58	510,669

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

	Year ended
	September 2, 2005	September 3, 2004	August 29, 2003			August 30, 2002	August 31, 2001
Revenue	$21,902	$18,104		$20,133		$23,459	$20,333
Operating income (loss)	(1,470)	(3,086)		(240)		1,311	(3,100)
Net earnings (loss) (1)	(5,671)	(2,108)		88		808	(1,976)
Net earnings (loss) per share
Basic	$(.45)	$(.17)	$	(a	)	$.07	$(.17)
Diluted	$(.45)	$(.17)	$	(a	)	$.07	$(.17)
Cash dividends paid per share (2)	-	-		-		-	-
Total assets	$12,802	$17,496		$18,168		$18,700	$18,660
Long-term obligations inclusive of current maturities	-	-		4		10	55

(a)	Less than $.01 per share.

(1)	The year ended September 2, 2005 includes a fourth quarter noncash tax charge of $4,710,000 to provide a full valuation allowance for net deferred tax assets.

(2)	We have never paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Additionally, our line of credit precludes the payment of dividends.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results, future business or product development plans, research and development activities, capital spending, financing resources or capital structure, the effects of regulation and competition, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, availability of raw materials, new and existing well-capitalized competitors, and other uncertainties detailed from time to time in the Company’s periodic Securities and Exchange Commission filings.

We design and manufacture satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI is a leading provider of digital solutions for video, audio and IP data networks. Applications include IP data delivery, broadcast television, cable television, radio networks, business television, distance education, business music and financial information distribution.

We operate on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal years 2005 and 2003 contained 52 weeks while fiscal year 2004 contained 53 weeks. All references herein to 2005, 2004 and 2003, refer to the fiscal years ending September 2, 2005, September 3, 2004, and August 29, 2003, respectively.

OVERVIEW

Our fiscal 2005 revenues improved compared to fiscal 2004. Revenues increased 21% in fiscal 2005 compared to fiscal 2004. However, we did not achieve the revenue growth that we expected in fiscal 2005 due to lower than expected shippable orders for the year, especially for our iPump® system.

 Subsequent to September 2, 2005, $8.8 million in new orders have been booked. Four significant orders were received from two radio networks, a government agency and a private network. iPump® systems accounted for more than 90% of these orders. Additionally, within this time frame, initial orders for the SMD 515 Streaming Media Decoder, our high definition MPEG-4/h.264 set top box, have been received.

These new orders are scheduled to begin shipping in the first quarter of fiscal 2006 and continue throughout fiscal 2006 and beyond. We are actively pursuing opportunities to increase orders needed to achieve revenue goals for fiscal 2006. Due to the current level of additional orders needed for the first half of fiscal 2006, it is likely that we will have an operating loss for that period. Management is working to improve near term bookings.

We continue to believe the iPump® is the right product for our markets and will make a significant contribution to future revenues. The iPump® Media Server uses a store and forward approach to network operations compared to traditional real-time video and audio delivery networks. The iPump® Media Server provides customers with many additional capabilities not available in traditional real-time delivery networks, such as streaming video and audio to the desktop, more efficient use of expensive satellite bandwidth and the ability to originate two complete television networks from a single unit. MediaPlan® i/o and MediaPlan® CM modules provide control over storing and managing digital media content. These features enhance network content management and ease of network operations.

Current Developments

Over the past two years, senior management has been developing a much stronger executive team to focus on improvements in our operations. During fiscal 2005, sharper focus has been brought to bear in the following areas: execution of product development projects in a more focused and cost effective manner; improvement of our strategic planning processes with an emphasis on improving marketing data input; improvement of sales effectiveness with additional training and new personnel; and a renewed focus on the customers we serve and our value proposition to them.

We have made improvements in our product development processes that will allow products to be developed, properly tested and released to the marketplace in a more timely manner. Improvements have also been made in ensuring that the proper feature sets are being developed for new products.

We have recently hired a very experienced and successful Vice President of Sales. He is a proven executive with experience in understanding current markets and opening new opportunities for growth. Other changes have been made in the sales team. We are working with our outside strategic planning consultants to assist us in improving operations and to develop additional markets and opportunities for our products. We completed an initial review of our operations that resulted in a reduction in our workforce during the last week of fiscal 2005. We are continuing to monitor costs in relation to revenues.

Revenue opportunities appear to be most significant in the radio and business/private network markets with our iPump® Solutions. We are in the process of deploying a rollout of iPump® for the broadcast radio market and are working with multiple customers on additional programs. We believe our iPump®, MediaPlan® and Compel® products create systems that directly address the next generation needs of satellite delivery of content.

We continue to invest in and develop our SMD 515 Streaming Media Decoder settop for the telecom market. The SMD 515 enables telecom companies to offer IPTV services, including high definition television, to existing DSL consumers. We showcased the SMD 515 utilizing MPEG-4/h.264 video streams to display high definition video at the October TELECOM ’05 and at the November Telco TV tradeshow. MPEG-4 is a key focus for next generation video distribution network architectures in satellite, telecom and cable markets.

Financial Position and Liquidity

We have no long-term debt or line of credit borrowings outstanding at September 2, 2005. Our cash balances were $1,107,000 at September 2, 2005. Our $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories, is currently being used to support import letters of credit issued to our offshore manufacturers, which at September 2, 2005 amounted to $1,016,000. At September 2, 2005, approximately $2,664,000 net of the outstanding letters of credit was available to borrow under the advance formulas. We expect to utilize borrowings on the line of credit beginning in the first half of fiscal 2006 to support operations. If we achieve our revenue projections for the third and fourth quarter of fiscal 2006, we expect to exceed our line of credit limit of $5,000,000 during this period. An increase in the line of credit would be required to support anticipated increases in inventory, accounts receivable and letter of credit commitment balances beginning in the third quarter of fiscal 2006. No assurances may be given that the bank would grant an increase in the line of credit or that upon maturity the line will be renewed or that additional sources of capital, if needed, would be available. Should anticipated future revenues not materialize, we are committed to reducing operating costs to bring them in line with revenue levels.

(See the Liquidity and Capital Resources section for further discussion.)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations as a percentage of revenue:

	Year ended
	September 2, 2005	September 3, 2004	August 29, 2003
Revenue	100.0%	100.0%	100.0%
Cost of products sold	63.6	73.3	62.7
Gross margin	36.4	26.7	37.3
Selling, general, and administrative	27.1	26.7	24.3
Research & development	15.9	17.1	14.2
Operating income (loss)	(5.8)	(17.0)	(1.2)
Interest expense	(0.3)	(0.5)	(0 .3)
Interest income	0.1	0.2	0.3
Earnings (loss) before income taxes	(6.9)	(17.3)	(1.3)
Income tax (expense) benefit	(19.0)	5.7	1.7
Net earnings (loss)	(25.9)%	(11.6)%	0.4%

Net loss for the year ended September 2, 2005, was $(5,671,000) or $(0.45) per diluted share, compared to a net loss of $(2,108,000) or $(0.17) per diluted share for the year ended September 3, 2004, and net earnings of $88,000 or less than $0.01 per diluted share for the year ended August 29, 2003. The net loss for the year ended September 2, 2005 includes a fourth quarter noncash income tax charge of $4,710,000 to provide a full valuation allowance for net deferred tax assets.

Revenues for fiscal 2005 increased $3,798,000, or 21.0%, to $21,902,000 from $18,104,000 in fiscal 2004. Direct Broadcast Satellite (DBS) revenues (including service revenues) in fiscal 2005 increased $4,475,000, or 26.1%, to $21,642,000 from $17,167,000 in fiscal 2004. Telecom and Custom Product revenues decreased $677,000, or 72.3%, in fiscal 2005 to $260,000 from $937,000 in fiscal 2004. Revenues and order backlog are subject to the timing of significant orders from customers, and as a result revenue levels may fluctuate on a quarterly and yearly basis. Fiscal 2005 revenues included two new orders from Ascent Media of iPump® Media Servers, digital encoders and Unity® receivers for a private network application and to convert a television distribution network from analog to digital and upgrade the network’s capabilities with store and forward technology. Initial shipments were made to Fox NewsEdge to upgrade their network operations using Compel® Network Control, MediaPlan® and iPump® Media Servers. Shipments continued to Roberts Communications Network on additional orders of uplink equipment and Unity® receivers to upgrade its existing network. Fiscal 2005 also included shipments of transmission equipment, receivers and our Compel® network control system to a new radio broadcast customer for network upgrades and expansion and to Microspace Communications for delivery of audio programming for the Christian Radio Consortium. The Telecom and Custom Products Group revenue decrease in fiscal 2005 reflected a continuing decline in orders for older analog and cue and control equipment.

Revenues for fiscal 2004 decreased $2,029,000, or 10.1%, to $18,104,000 from $20,133,000 in fiscal 2003. Direct Broadcast Satellite (DBS) revenues (including service revenues) in fiscal 2004 decreased $1,555,000, or 8.3%, to $17,167,000 from $18,722,000 in fiscal 2003. Telecom and Custom Product revenues decreased $474,000, or 33.6%, in fiscal 2004 to $937,000 from $1,411,000 in fiscal 2003. DBS revenues and bookings were adversely impacted by delayed purchasing decisions in the digital satellite transmission market and particularly by a longer than expected sales cycle for the iPump® Media Server and DTV 700 series products. Fiscal 2004 revenues included shipments of network equipment to Roberts Communications for network upgrades and expansion, and to Ascent Media for new cable network applications and expansion of private video networks. Shipments to Ascent Media included deliveries of iPump® Media Servers for their network applications. The Telecom and Custom Products Group revenue decrease in fiscal 2004 was primarily due to completion of shipments of commercial insertion equipment in fiscal 2003 to a cable television operator.

WCI's backlog of orders scheduled to ship within 18 months was $10,100,000 at September 2, 2005, compared to $12,010,000 at September 3, 2004, and $12,699,000 at August 29, 2003. The total multi-year backlog at September 2, 2005, was approximately $23,964,000. Approximately $7,956,000 of the September 2, 2005, backlog is expected to ship during fiscal 2006. Subsequent to September 2, 2005, $8.8 million in new orders have been booked. These new orders are scheduled to begin shipping in the first quarter of fiscal 2006 and continue throughout the fiscal year and beyond. Three customers accounted for 97.7% of our backlog at September 2, 2005 and for 96.9% of the backlog expected to ship during fiscal 2006. Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue. (See note 11 to the consolidated financial statements, Segment Information and Significant Customers.) Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, we expect future revenue levels and operating results to fluctuate from quarter to quarter.

International sales are generated through a direct sales organization and through foreign distributors. International sales were $532,000 or 2.4% of revenues in fiscal 2005 compared to $606,000 or 3.3% of revenues in fiscal 2004, and $839,000 or 4.2% of revenues in fiscal 2003. International shipments are generally project specific, and revenues, therefore, are subject to variations from year to year based on the timing of customer orders. All international sales are denominated in U.S. dollars. Additional financial information on geographic areas is provided in Note 11 to the consolidated financial statements.

Gross profit as a percent of sales was 36.4% in fiscal 2005 compared to 26.7% in fiscal 2004, and 37.3% in fiscal 2003. Gross profit margin dollars increased $3,128,000, or 64.6%, to $7,968,000 in fiscal 2005 from $4,840,000 in fiscal 2004. Fiscal 2003 gross profit margin dollars amounted to $7,510,000. The increase in margin percentages and dollars in fiscal 2005 was mainly due to higher revenues, which resulted in lower unit fixed overhead costs and a favorable product sales mix with lower variable cost components. Fiscal 2005 gross margin dollars and percentages were favorably impacted by an adjustment of accrued expenses of $218,000. Profit margins in fiscal 2005 included inventory reserve charges of $325,000 compared to $225,000 in fiscal 2004 and $75,000 in fiscal 2003.

Selling, general, and administrative (SG&A) expenses increased $1,115,000, or 23.1%, to $5,946,000 in fiscal 2005 from $4,831,000 in fiscal 2004. As a percentage of revenues, SG&A expenses were 27.1% of revenues in fiscal 2005 and 26.7% in fiscal 2004. Corporate SG&A expenses in fiscal 2005 increased $215,000 compared to fiscal 2004. Corporate SG&A expenses in fiscal 2004 included an insurance reimbursement of $191,000 for a portion of legal costs expensed in fiscal 2003 related to defending the Company against an unsolicited, hostile takeover attempt by Radyne ComStream, Inc. WCI’s SG&A expenses increased $900,000,or 22.0%, to $4,985,000 in fiscal 2005 from $4,085,000 in fiscal 2004. The increase in WCI’s SG&A expenses in fiscal 2005 was mainly due to higher sales salaries of $326,000 due to an increase in personnel, increases in selling and marketing expenses of $295,000 due to increased sales activity and sales commissions, higher consulting expenses of $126,000 related to strategic planning and increases in relocation expenses and placement fees of $29,000. These expenses were offset by lower professional fees at WCI of $57,000.

SG&A expenses decreased $67,000, or 1.4%, to $4,831,000 in fiscal 2004 from $4,898,000 in fiscal 2003. As a percentage of revenues, SG&A expenses were 26.7% of revenues in fiscal 2004 and 24.3% in fiscal 2003. SG&A expenses in fiscal 2004 included an insurance reimbursement of $191,000 described above. SG&A expenses in fiscal 2003 included $974,000 in corporate legal and professional fees related to defending the Company against the unsolicited hostile takeover attempt and related litigation. WCI’s SG&A expenses increased $755,000, or 22.7%, to $4,085,000 in fiscal 2004 from $3,330,000 in fiscal 2003. Sales and marketing salary expenses increased $319,000 due to an increase in personnel and marketing expenses increased $205,000 due to increased sales activity related to new products.

General corporate expenses included in SG&A expense were approximately $961,000, $746,000, and $1,568,000, in fiscal 2005, 2004 and 2003, respectively. Fiscal 2004 included an insurance reimbursement of $191,000 for a portion of the fiscal 2003 corporate legal costs. Sarbanes-Oxley compliance costs for fiscal 2005 were approximately $188,000 compared to none in fiscal 2004.

Research and development expenditures, including capitalized software development costs, were $5,046,000 or 23.0% of revenues in fiscal 2005, $4,789,000 or 26.4% of revenues in fiscal 2004, and $4,230,000 or 21.0% of revenues in fiscal 2003. The increase in expenditures in fiscal 2005 compared to fiscal 2004 was due to increased prototype part costs and placement fees. The increase in expenditures in fiscal 2004 compared to fiscal 2003 was due to increases in engineering consulting expenses primarily related to the development of iPump® Media Server and the DTV series 700 products. Software development costs totaling $1,553,000, $1,693,000, and $1,377,000 were capitalized during fiscal 2005, 2004 and 2003, respectively. The decreases in capitalized software costs in fiscal 2005 compared to fiscal 2004 are due to decreased expenditures on the iPump® Media Server, Unity®4600 and DTV series 700 products, which were partially offset by increased expenditures on the SMD 515 product. The increases in capitalized software costs during fiscal 2004 compared to 2003 are due to increased expenditures on the Compel® network control software, the iPump® Media Server, Unity®4600 and DTV series 700 products. Research and development expenses, excluding capitalized software development costs, were $3,493,000 or 15.9% of revenues in fiscal 2005, $3,095,000 or 17.1% of revenues in fiscal 2004, and $2,853,000 or 14.2% of revenues in fiscal 2003. We expect fiscal 2006 research and development expenditures to approximate fiscal 2005 levels as we continue to develop and enhance DBS products.

Interest expense was $59,000 in fiscal 2005 compared to $96,000 in fiscal 2004 and $69,000 in fiscal 2003. Interest expense in fiscal years 2005, 2004 and 2003 was principally associated with letters of credit commitments and bank float charges on lockbox collections. The decrease in fiscal 2005 compared to fiscal 2004 was primarily due to a decrease in the average outstanding letter of credit commitment balances. We believe that interest expense in fiscal 2006 will increase compared to fiscal 2005 as a result of expected increases in line of credit borrowings, as well as increases in prime rates.

Interest income was $27,000 in fiscal 2005 compared to $43,000 in fiscal 2004 and $57,000 in fiscal 2003. The decrease in fiscal 2005 compared to fiscal 2004 was mainly due to lower average balances of cash and cash equivalents and by a one-time benefit of $19,000 in fiscal 2004 related to the collection of a trade accounts receivable. The decrease in fiscal 2004 compared to fiscal 2003 was mainly due to lower average balances of cash and cash equivalents, which was offset by the one-time benefit of $19,000 related to the collection of a trade accounts receivable.

Fiscal 2005 income tax expense of $4,169,000 was comprised of deferred federal and state tax expenses of $3,659,000 and $510,000, respectively. Federal and state tax expenses included a fourth quarter non-cash charge of $4,710,000 to provide a full valuation allowance for net deferred tax assets.

Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence must be considered in judging the likelihood of realizing tax benefits. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses are one of the most difficult pieces of negative evidence to overcome in the absence of sufficient existing orders and backlog (versus forecasted future orders) supporting a return to profitability. During the fourth quarter of fiscal 2005, it became evident we would not meet our forecast for actual orders and profitability for the fourth quarter and fiscal year 2005. This lessened the weight that we could assign to future prospects for returning to consistent profitability. Although order activity subsequent to September 2, 2005, points to an improvement in backlog, additional orders and backlog are currently needed to return to profitability in fiscal 2006. That, combined with recent cumulative net losses, represented sufficient negative evidence that was difficult for positive evidence to overcome under the evaluation guidance of SFAS No. 109.  Our assessment in applying SFAS No. 109 indicated that a full valuation allowance for our net deferred tax assets was required as of September 2, 2005. The effect was to reverse the benefits of net deferred tax assets that were recorded in prior years’ financial statements. These tax benefits will be available, prior to the expiration of carryforwards, to reduce future income tax expense resulting from earnings or increases in deferred tax liabilities.

At September 2, 2005, we had a federal net operating loss carryforward of $7,750,000, of which $1,604,000 expires in fiscal 2021, $1,296,000 in fiscal 2023, $3,396,000 in fiscal 2024 and $1,454,000 in fiscal 2025. Additionally, we had an alternative minimum tax credit of $138,000 and a state income tax credit of $199,000, expiring in fiscal 2009, all of which were fully offset by the valuation allowance.

Fiscal 2004 income tax benefit of $1,031,000 was comprised of deferred federal and state tax benefits of $969,000 and $62,000, respectively. Net deferred tax assets increased $1,031,000 to $4,169,000 at September 3, 2004. The increase was principally due to increases in net operating loss carryforwards, offset by reductions of general business and foreign tax credits of $98,000 which expired September 3, 2004. Fiscal 2003 income tax expense of $340,000 was comprised of a current federal income tax benefit of $50,000 and deferred federal and state income tax expenses of $85,000 and $205,000, respectively. The fiscal 2003 state income tax benefits were favorably impacted primarily by state income tax credits of $199,000 related to Georgia retraining credits. A reconciliation of our effective income tax rate as compared to the statutory U.S. income tax rate is provided in Note 8 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgements. These policies are as follows:

Revenue Recognition - Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Revenues from separate service maintenance agreements are recognized ratably over the term of the agreements. We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by us. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the year ended September 2, 2005, revenues to one customer in the amount of $3,431,000 were recorded prior to delivery as bill and hold transactions. At September 2, 2005, accounts receivable for these revenues amounted to $385,000 and were paid in full subsequent to September 2, 2005.

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

Our principal sources of revenues are from the sales of various satellite communications equipment. Embedded in our products is internally developed software of varying applications. Historically, we have not sold or marketed our software separately or otherwise licensed our software apart from the related communications equipment. Should we begin to market or sell software whereby it is more than an incidental component of the hardware, then we would recognize software license revenue in accordance with SOP No. 97-2, “Software Revenue Recognition” as amended by SOP No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions.”

Inventory Reserves - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. We make inventory reserve provisions to properly reflect inventory value based on a review of inventory quantities on hand, sales forecasts, new products being developed and technology changes. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At September 2, 2005, inventories, net of reserve provisions, amounted to $3,956,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At September 2, 2005, capitalized software costs, net of accumulated amortization, amounted to $1,766,000.

Deferred Tax Asset Valuation Allowance - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. As discussed in the "Results of Operations" section of this MD&A, during the fourth quarter of fiscal 2005, we recorded a $4,710,000 non-cash income tax charge to establish a full valuation allowance against all of our net deferred tax assets.

Accounts Receivable Valuation - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At September 2, 2005, accounts receivable net of allowances for doubtful accounts amounted to $2,309,000.

LIQUIDITY AND CAPITAL RESOURCES

At September 2, 2005, our primary sources of liquidity were cash of $1,107,000 and a $5,000,000 bank loan facility, which matures on June 30, 2006. Cash and cash equivalents decreased $414,000 in fiscal 2005. We have no long-term debt or line of credit borrowings outstanding at September 2, 2005. Our bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories, is currently being used to support import letters of credit issued to our offshore manufacturers, which at September 2, 2005 amounted to $1,016,000. At September 2, 2005, approximately $2,664,000 net of the outstanding letters of credit was available to borrow under the advance formulas. We expect to utilize borrowings on the line of credit beginning in the first half of fiscal 2006 to support operations. If we achieve our revenue projections for the third and fourth quarter of fiscal 2006, we expect to exceed our line of credit limit of $5,000,000 during this period. An increase in the line of credit would be required to support anticipated increases in inventory, accounts receivable and letter of credit commitment balances beginning in the third quarter of fiscal 2006. No assurances may be given that the bank would grant an increase in the line of credit or that upon maturity the line will be renewed or that additional sources of capital, if needed, would be available. Should anticipated future revenues not materialize, we are committed to reducing operating costs to bring them in line with revenue levels.

In addition, at September 2, 2005, we had land and buildings and improvements with a cost basis of $4,454,000, which had no mortgage balances outstanding. Land and buildings are not currently used in the existing loan facility’s availability advance formulas; however, we believe these assets could be used to support additional borrowing capacities either with our existing bank or from other sources.

Cash provided by operating activities was $1,659,000 in fiscal 2005, $562,000 in fiscal 2004 and $1,792,000 in fiscal 2003. Fiscal 2005 net loss adjusted for noncash expenses provided cash of $1,179,000. Increases in inventories and other assets used cash of $389,000 while changes in accounts receivable and customer deposits provided cash of $679,000. Changes in accounts payable and accrued expenses provided cash of $190,000.

Cash used by investing activities in fiscal 2005 was $2,109,000 compared to $2,299,000 in fiscal 2004 and $2,673,000 in fiscal 2003. In fiscal 2005, investing activities used cash of $355,000 for property and equipment expenditures, $1,553,000 for capitalized software additions and $200,000 for legal expenses related to the filing of applications for various patents and trademarks. Capitalized software expenditures were incurred primarily for the development of Compel® network control and MediaPlan® software, the iPump® Media Server, and the SMD 515 Streaming Media Settop product. Property and equipment expenditures were for planned additions of principally manufacturing and engineering test equipment. Fiscal 2006 expenditures for investing activities are expected to approximate fiscal 2005 levels.

Cash provided by financing activities was $36,000 in fiscal 2005 and $168,000 in fiscal 2004. Cash used by financing activities was $75,000 in fiscal 2003. In fiscal 2005, financing activities used cash of $37,000 for loan facility fees, and provided $73,000 of cash from the exercise of stock options.

Net accounts receivable decreased $171,000 to $2,309,000 at September 2, 2005, from $2,480,000 at September 3, 2004, compared to $3,560,000 at August 29, 2003. The decrease in fiscal 2005 was due to lower average days outstanding of fiscal 2005 receivables, primarily due to a prepayment on a large order from one customer, compared to the same period of fiscal 2004. The allowance for doubtful accounts was $371,000 at September 2, 2005, $363,000 at September 3, 2004 and $355,000 at August 29, 2003. Write-offs were $77,000 in fiscal 2005, $5,000 in fiscal 2004 and $27,000 in fiscal 2003. Recoveries in fiscal 2004 were $14,000. Increases to the allowance and charges to general and administrative expense were $85,000 in fiscal 2005, $0 in fiscal 2004 and $30,000 in fiscal 2003.

Customer deposits increased $594,000 to $1,554,000 at September 2, 2005, from $960,000 at September 3, 2004, primarily due to one customer booking scheduled to ship in fiscal 2006. Customer deposits vary with the timing and terms of customer bookings.

Inventory before reserves increased $142,000, or 1.9%, to $7,449,000 at September 2, 2005, from $7,307,000 at September 3, 2004. During fiscal 2005, inventory reserves were increased by provisions charged to cost of sales of $325,000. The increase in the provision was to provide additional reserves for 1) slower-moving analog products, 2) excess digital audio inventories, and 3) potentially slow-moving inventories of earlier generations of other digital products. These products continue to sell but at reduced quantities. Inventory reserves were increased by provisions charged to cost of sales of $225,000 in fiscal 2004 and $75,000 in fiscal 2003. Inventory reserves were decreased by write-offs of $300,000 in fiscal 2005, $248,000 in fiscal 2004 and $365,000 in fiscal 2003. During fiscal 2005 and 2004, increases in inventories used cash of $442,000 and $1,922,000, respectively. During fiscal 2003, decreases in inventories provided cash of $1,703,000.

WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on June 30, 2006, or upon demand and requires an annual facility fee of .75% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (6.75% at September 2, 2005).

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in process kit inventories; 40% to 50% of eligible finished goods inventories; and 50% of import letter of credit commitment balances. The loan is secured by a first lien on substantially all of WCI’s assets and guaranteed by Wegener Corporation. At September 2, 2005, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. The loan facility is currently being used to support import letters of credit issued to offshore manufacturers, which at September 2, 2005 amounted to $1,016,000. At September 2, 2005, approximately $2,664,000, net of outstanding letters of credit, was available to borrow under the advance formulas.

We are required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2005, retain certain key employees, maintain certain financial ratios, and are precluded from paying dividends. At September 2, 2005, we were not in compliance with the tangible net worth covenant, for which the bank granted a waiver.

We have two manufacturing and purchasing agreements for certain finished goods inventories. At September 2, 2005, outstanding purchase commitments under these agreements amounted to $4,705,000. Pursuant to the above agreements, at September 2, 2005, we had outstanding letters of credit in the amount of $1,016,000. In addition, at September 2, 2005, we had an outstanding commitment for engineering design and software development services in the amount of $893,000.

A summary of our long-term contractual obligations as of September 2, 2005 consisted of:

	Payments Due by Period
Contractual Obligations	Total	One Year	2 -3 Years	4 -5 Years
Operating leases	$328,000	$188,000	$140,000	$-
Purchase commitments	5,599,000	5,120,000	479,000	-
Total	$5,927,000	$5,308,000	$619,000	$-

In addition we license certain technologies under various license agreements which require royalty payments based on the sales volume of certain products. See the discussion under the section “Patents, trademarks, licenses, franchises and concessions held” above.

OFF-BALANCE SHEET ARRANGEMENTS

At September 2, 2005, we had no off-balance sheet arrangements.

IMPACT OF INFLATION

We do not believe that inflation has had a material impact on revenues or expenses during the past three fiscal years.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs - an amendment of ARB No.43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No.123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). This standard is effective for public companies at the beginning of the first annual period beginning after June 15, 2005. We will adopt SFAS 123R using the Modified Prospective Application Method beginning September 3, 2005. Under this method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested options that are outstanding as of the date of adoption, shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. Effective as of September 2, 2005, the Board of Directors approved the acceleration of vesting on all remaining unvested “out-of-the-money” options. These unvested options had exercise prices greater than $1.26, the closing price of WGNR common stock on September 2, 2005. The acceleration covered options for 346,000 shares, exercisable at $2.21, of which 75% were scheduled to vest over the next three fiscal years. The purpose of the vesting acceleration was to reduce the expense that would be associated with these options in accordance with the adoption of SFAF No.123R. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. By focusing the exception on exchanges that lack commercial substance, the Board believes SFAS No. 153 produces financial reporting that more faithfully represents the economics of the transactions. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of this new statement will have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

OUTLOOK: ISSUES AND UNCERTAINTIES

The market for our products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. Product introductions are generally characterized by increased functionality and better quality, sometimes at reduced prices. The introduction of products embodying new technology may render existing products obsolete and unmarketable, or marketable at substantially reduced prices. Our ability to successfully develop and introduce on a timely basis new and enhanced products that embody new technology, and achieve levels of functionality and price acceptable to the market, will be a significant factor in our ability to grow and remain competitive. If we are unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the industry, our business and operating results will be materially and adversely affected.

WCI competes with companies that have substantially greater resources and a larger number of products, as well as with small specialized companies. Through relationships with technology partners and original equipment manufacturer (OEM) suppliers, we are positioned to provide end-to-end solutions to our customers. Competition in the market for our MPEG-2 broadcast television electronics products, including digital video equipment, is driven by timeliness, performance and price. Our broadcast digital video products in production are competitively priced, with unique, desirable features. The Compel® Network Control System meets customer needs by providing regionalization of receiver control and spot advertisement. Due to the large number of potential end users, both small and large competitors continue to emerge. We believe we are positioned to capitalize on the market trends in this business through careful development of products and market strategies. In the cable television market we believe that the competitive position for many of our products is strong. However, the Unity® product family competes with significant and established firms. Other products for cable television include proprietary cueing and network control devices. Competition for radio network products, including our digital audio products, is very aggressive and pricing is very competitive. We believe that success in all of our markets will depend on aggressive marketing and product development.

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

We have invested a significant amount of financial resources to acquire certain raw materials, to incur direct labor and to contract to have specific outplant procedures performed on inventory in process. We purchased this inventory based upon previously known backlog and anticipated future sales, given existing knowledge of the marketplace. Our inventory reserve of $3,492,000 at September 2, 2005, is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that might occur should our sales efforts not be successful.

Sales to a relatively small number of major customers have typically comprised a majority of our revenues, and that trend is expected to continue throughout fiscal 2006 and beyond. Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, future revenues may fluctuate from quarter to quarter. Three customers accounted for 97.7% of the backlog at September 2, 2005 and for 96.9% of the backlog scheduled to ship during fiscal 2006.

Our gross margin percentage is subject to variations based on the product mix sold in any given period and on sales volumes. Start-up costs associated with new product introductions could adversely impact costs and future margins. We are very focused on controlling both direct and indirect manufacturing costs and other operating expenses. These costs will be adjusted as necessary if revenues do not increase as planned. Management believes that digital compression technology may be profitably employed to create increased demand for our satellite receiving equipment if those products are manufactured in a high volume, standardized production environment.

Certain raw materials, video sub-components and licensed video processing technologies used in existing and future products are currently available from a single source or limited sources. Although we believe that all single-source components are currently available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future. Any disruption or termination of supply of certain single-source components or technologies could have a material adverse effect on our business and results of operations.

We have made significant investments in capitalized software, principally related to digital audio and video products. At September 2, 2005, capitalized software costs were $1,766,000. These costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our revolving line of credit facility and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank’s prime rate (6.75% at September 2, 2005). There were no borrowings outstanding at September 2, 2005, subject to variable interest rate fluctuations.

At September 2, 2005, cash and cash equivalents consisted of bank account balances of $1,107,000.

We do not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Management’s Statement of Responsibility	30

Report of Independent Registered Public Accounting Firm	31

Consolidated Statements of Operations
Years ended September 2, 2005, September 3, 2004, and August 29, 2003	32

Consolidated Balance Sheets
As of September 2, 2005 and September 3, 2004	33

Consolidated Statements of Shareholders' Equity
Years ended September 2, 2005, September 3, 2004, and August 29, 2003	34

Consolidated Statements of Cash Flows
Years ended September 2, 2005, September 3, 2004, and August 29, 2003	35

Notes to Consolidated Financial Statements	36

Consolidated Supporting Schedules Filed:

Schedule II-Valuation and Qualifying Accounts
Years ended September 2, 2005, September 3, 2004, and August 29, 2003	54

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

We have audited the accompanying consolidated balance sheets of Wegener Corporation and subsidiaries as of September 2, 2005, and September 3, 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 2, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wegener Corporation and subsidiaries as of September 2, 2005, and September 3, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 2, 2005 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Atlanta, Georgia
November 23, 2005

Wegener Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	September 2, 2005	September 3, 2004	August 29, 2003
Revenue	$21,902,373	$18,104,284		$20,133,180
Operating costs and expenses
Cost of products sold	13,934,298	13,263,822		12,622,799
Selling, general and administrative	5,945,784	4,830,875		4,897,864
Research and development	3,492,730	3,095,393		2,852,573
Operating costs and expenses	23,372,812	21,190,090		20,373,236
Operating income (loss)	(1,470,439)	(3,085,806)		(240,056)
Interest expense	(59,256)	(95,962)		(69,165)
Interest income	27,356	42,870		56,980
Earnings (loss) before income taxes	(1,502,339)	(3,138,898)		(252,241)
Income tax (expense) benefit	(4,169,000)	1,031,000		340,000
Net earnings (loss)	$(5,671,339)	$(2,107,898)		$87,759
Net earnings (loss) per share
Basic	$(.45)	$(.17)	$	(a )
Diluted	$(.45)	$(.17)	$	(a )
Shares used in per share calculation
Basic	12,561,666	12,456,914		12,328,571
Diluted	12,561,666	12,456,914		12,479,866

 (a) Less than $.01 per share

See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 2, 2005	September 3, 2004
Assets

Current assets
Cash and cash equivalents	$1,106,872	$1,520,761
Accounts receivable	2,309,108	2,479,712
Inventories	3,956,422	3,839,840
Deferred income taxes	-	2,199,000
Other	231,180	283,291

Total current assets	7,603,582	10,322,604

Property and equipment, net	2,521,012	2,699,502
Capitalized software costs, net	1,766,380	1,667,632
Deferred income taxes	-	1,970,000
Other assets	910,768	835,878

	$12,801,742	$17,495,616

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$890,564	$1,293,564
Accrued expenses	2,432,453	1,719,119
Customer deposits	1,553,760	960,092

Total current liabilities	4,876,777	3,972,775

Commitments and contingencies

Shareholders’ equity
Common stock, $.01 par value; 20,000,000
shares authorized; 12,579,051, and 12,526,051 shares
respectively, issued and outstanding	125,791	125,261
Additional paid-in capital	19,892,482	19,819,549
Deficit	(12,093,308)	(6,421,969)

Total shareholders’ equity	7,924,965	13,522,841

	$12,801,742	$17,495,616

See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained Earnings	Treasury Stock
	Shares	Amount	Capital	(Deficit)	Shares	Amount
BALANCE at August 30, 2002	12,314,575	$123,146	$19,513,977	$(4,401,830)	72,977		$(156,345)
Issuance of shares through
stock options and 401(k) plan	66,676	667	(42,908)	-	(72,977)		156,345
Net earnings for the year	-	-	-	87,759	-		-

BALANCE at August 29, 2003	12,381,251	$123,813	$19,471,069	$(4,314,071)	-	$

Common stock issued through
stock options	144,800	1,448	208,680	-	-		-
Value of stock options granted
for services	-	-	139,800	-	-
Net loss for the year	-	-	-	(2,107,898)	-		-

BALANCE at September 3, 2004	12,526,051	$125,261	$19,819,549	$(6,421,969)	-		$-

Common stock issued through
stock options	53,000	530	72,933	-	-		-
Net loss for the year	-	-	-	(5,671,339)	-		-

BALANCE at September 2, 2005	12,579,051	$125,791	$19,892,482	$(12,093,308)	-		$-

See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	September 2, 2005	September 3, 2004	August 29, 2003
Cash flows from operating activities
Net earnings (loss)	$(5,671,339)	$(2,107,898)	$87,759
Adjustments to reconcile net earnings (loss) to
cash provided by (used for) operating activities
Depreciation and amortization	2,150,961	2,103,160	1,513,179
Issuance of treasury stock for
benefit plan	-	-	82,409
Value of stock options granted for services	-	139,800	-
Provision for bad debts	85,000	-	30,000
Provision for inventory reserves	325,000	225,000	75,000
Provision (benefit) for deferred income taxes	4,169,000	(1,031,000)	(290,000)
Provision for warranty reserves	120,000	90,000	-
Changes in assets and liabilities
Accounts receivable	85,604	1,080,415	(552,365)
Inventories	(441,582)	(1,922,005)	1,702,838
Other assets	52,111	(139,894)	(53,331)
Accounts payable and accrued expenses	190,334	294,900	(280,687)
Customer deposits	593,668	705,425	(522,356)
Net cash provided by (used for) operating activities	1,658,757	(562,097)	1,792,446

Cash flows from investment activities
Property and equipment expenditures	(355,321)	(395,063)	(584,245)
Capitalized software additions	(1,553,139)	(1,693,243)	(1,377,359)
License agreements, patents, and trademark
expenditures	(200,149)	(210,396)	(710,947)
Net cash used for investing activities	(2,108,609)	(2,298,702)	(2,672,551)

Cash flows from financing activities
Repayment of long-term debt	-	(4,320)	(6,094)
Loan facility fees	(37,500)	(37,500)	(50,000)
Proceeds from stock options exercised	73,463	210,128	31,695
Net cash provided by (used for) financing activities	35,963	168,308	(24,399)

Decrease in cash and cash equivalents	(413,889)	(2,692,491)	(904,504)
Cash and cash equivalents, beginning of year	1,520,761	4,213,252	5,117,756
Cash and cash equivalents, end of year	$1,106,872	$1,520,761	$4,213,252

See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation. The financial statements include the accounts of Wegener Corporation (WGNR, “we,”  “our,”  “us” or the “Company") and its wholly-owned subsidiaries. Wegener Communications, Inc. (WCI) designs, manufactures and distributes satellite communications electronics equipment in the U.S. and internationally. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Examples include valuation allowances for deferred tax assets, provisions for bad debts, inventory obsolescence and warranties. Actual results could vary from these estimates.

Fiscal Year. The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal years 2005 and 2003 contained 52 weeks, while fiscal year 2004 contained 53 weeks. All references herein to 2005, 2004 and 2003, refer to the fiscal years ending September 2, 2005, September 3, 2004 and August 29, 2003, respectively.

Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. At September 3, 2004, cash equivalents consisted of bank commercial paper in the amount of $1,045,000 and none at September 2, 2005.

Inventories. Inventories are stated at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value.

Property, Equipment and Depreciation. Property and equipment are stated at cost. Certain assets financed under lease contracts have been capitalized. Depreciation is computed over the estimated useful lives of the assets on the straight-line method for financial reporting and accelerated methods for income tax purposes. Substantial betterments to property and equipment are capitalized, and repairs and maintenance are expensed as incurred.

Other Assets. Other assets consist primarily of technology licenses, patents, trademarks and loan facility fees. Costs of license agreements are amortized on a straight-line basis over their estimated useful lives. Legal expenses related to the filing of patent and trademark applications are capitalized. Upon issuance, these costs will also be amortized on a straight-line basis over the lesser of the legal life of the patents and trademarks or their estimated useful lives. Annual loan facility fees are amortized equally over twelve months.

Revenue Recognition. Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Revenues from separate service maintenance agreements are recognized ratably over the term of the agreements.

We have recognized revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by them, and no additional performance obligations by the Company exist. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the years ended September 2, 2005, September 3, 2004 and August 29, 2003 revenues to one customer in the amount of $3,431,000, $3,837,000 and $3,049,000, respectively, were recorded prior to delivery as bill and hold transactions. At September 2, 2005 and at September 3, 2004, accounts receivable for these revenues amounted to $385,000 and $1,140,000, respectively. The accounts receivable balances were paid in full subsequent to September 2, 2005 and September 3, 2004.

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

Our principal sources of revenues are from the sales of various satellite communications equipment. Embedded in the Company’s products is internally developed software of varying applications. Historically, we have not sold or marketed our software separately or otherwise licensed our software apart from the related communications equipment. Should we begin to market or sell software whereby it is more than an incidental component of the hardware, we will recognize software license revenue in accordance with SOP No. 97-2, “Software Revenue Recognition” as amended by SOP No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions.”

In accordance with EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” we included all shipping and handling billings to customers in revenues, and freight costs incurred for product shipments have been included in cost of products sold.

Research and Development/Capitalized Software Costs. We expense research and development costs, including expenditures related to development of our software products that do not qualify for capitalization. Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. This has resulted in amortization periods of primarily three years. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives. Software development costs capitalized during fiscal 2005, 2004 and 2003, totaled $1,533,000, $1,693,000 and $1,377,000, respectively. Amortization expense, included in cost of products sold, was $1,454,000, $1,330,000 and $715,000 for the same periods, respectively. Capitalized software costs, net of accumulated amortization, were $1,766,000 at September 2, 2005 and $1,668,000 at September 3, 2004. Accumulated amortization amounted to $8,054,000 at September 2, 2005 and $6,600,000 at September 3, 2004.

Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

Stock-Based Compensation. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” but apply Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our plans. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Wegener Corporation and Subsidiaries

The following table includes disclosures required by SFAS No. 123, as amended by SFAS No. 148, and illustrates the effect on net earnings (loss) and net earnings (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123:
	Year ended
	September 2, 2005	September 3, 2004	August 29, 2003
Net earnings (loss)
As Reported	$(5,671,339)	$(2,107,898)		$87,759
Add:
Compensation cost
included in reported
net earnings (loss)	-	-		-
Deduct:
Compensation cost
using the fair value
method, net of tax	(285,224)	(131,075)		(53,519)
Pro Forma	$(5,956,563)	$(2,238,973)		$34,240

Earnings (loss) per share
As Reported
Basic	$(.45)	$(.17)	$	(a	)
Diluted	(.45)	(.17)		(a	)
Pro Forma
Basic	(.47)	(.18)		(a	)
Diluted	(.47)	(.18)		(a	)

 (a) Less than $.01 per share

Effective as of September 2, 2005, the Board of Directors approved the acceleration of vesting on all remaining unvested “out-of-the-money” options. These unvested options had exercise prices greater than $1.26, the closing price of WGNR common stock on September 2, 2005. The acceleration covered options for 346,000 shares, exercisable at $2.21, of which 75% were scheduled to vest over the next three fiscal years. The purpose of the vesting acceleration was to reduce the expense that would be associated with these options in accordance with the adoption of SFAS No.123R. The total stock-based employee compensation cost, net of tax, presented in the table above of $302,000 for fiscal 2005, includes approximately $86,000, net of tax, related to the acceleration of these options.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended
	September 2, 2005	September 3, 2004	August 29, 2003
Risk free interest rate	4.13%	4.00%	4.75%
Expected term	4.9 years	2.8 years	3 years
Volatility	90%	90%	90%
Expected annual dividends	none	none	none

The weighted average fair value of options granted was as follows:

	Year ended
	September 2, 2005	September 3, 2004	August 29, 2003
Per share option value	$1.11	$1.23	$.86
Aggregate total	$180,877	$474,230	$46,530

Wegener Corporation and Subsidiaries

Income Taxes. Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes. Deferred tax assets or liabilities are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income (loss) and for tax credit and loss carryforwards based on enacted tax laws and rates. Valuation allowances are established to reduce deferred tax assets to amounts that we expect are more likely than not realizable. At September 2, 2005, net deferred tax assets were fully offset by a valuation allowance of $4,710,000.

Earnings Per Share. Basic and diluted net earnings (loss) per share were computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net earnings per share are computed by dividing net earnings available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and exclude the dilutive effect of stock options. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the hypothetical exercise of stock options.

The following tables represent required disclosure of the reconciliation of the earnings and shares of the basic and diluted net earnings (loss) per share computations:

	Year ended
	September 2, 2005	September 3, 2004	August 29, 2003
Basic
Net earnings (loss)	$(5,671,339)	$(2,107,898)		$87,759
Weighted average shares
outstanding	12,561,666	12,456,914		12,328,571
Net earnings (loss) per share	$(.45)	$(.17)	$	(a	)

Diluted
Net earnings (loss)	$(5,671,339)	$(2,107,898)		$87,759
Weighted average shares
outstanding	12,561,666	12,456,914		12,328,571
Effect of dilutive potential common shares:
Stock options	-	-		151,295
Total	12,561,666	12,456,914		12,479,866
Net earnings (loss) per share	$(.45)	$(.17)	$	(a	)

(a) Less than $.01 per share

Stock options excluded from the diluted earnings (loss) per share calculation due to their antidilutive effect are as follows:

	Year ended
	September 2, 2005	September 3, 2004	August 29, 2003
Common stock options:
Number of shares	1,313,531	1,627,781	796,050
Range of exercise prices	$ .63 to $2.72	$ .63 to $5.63	$1.41 to $5.63

Wegener Corporation and Subsidiaries

Financial Instruments. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and long and short-term borrowings. The fair value of these instruments approximates their recorded value. We do not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of September 2, 2005.

Financial instruments that potentially subject us to concentrations of market/credit risk consist principally of cash and cash equivalents and trade accounts receivable. We invest cash through a high credit-quality financial institution. A concentration of credit risk may exist with respect to trade receivables, as a substantial portion of our customers are affiliated with the cable television, business broadcast and telecommunications industries. We perform ongoing credit evaluations of customers worldwide and generally do not require collateral from our customers. We review accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. We include any balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on our best estimate, we believe the allowance for doubtful accounts is adequate as presented. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Foreign Currency. The U.S. dollar is our functional currency for financial reporting. International sales are made and remitted in U.S. dollars.

Recently Issued Accounting Standards. In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs - an amendment of ARB No.43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No.123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). This standard is effective for public companies at the beginning of the first annual period beginning after June 15, 2005. We will adopt SFAS 123R using the Modified Prospective Application Method beginning September 3, 2005. Under this method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested options that are outstanding as of the date of adoption, shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. Effective as of September 2, 2005, the Board of Directors approved the acceleration of vesting on all remaining unvested “out-of- the-money” options. These unvested options had exercise prices greater than $1.26, the closing price of WGNR common stock on September 2, 2005. The acceleration covered options for 346,000 shares, exercisable at $2.21, of which 75% were scheduled to vest over the next three fiscal years. The purpose of the vesting acceleration was to reduce the expense that would be associated with these options in accordance with the adoption of SFAF No.123R. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. By focusing the exception on exchanges that lack commercial substance, the Board believes SFAS No. 153 produces financial reporting that more faithfully represents the economics of the transactions. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of this new statement will have a material impact on our financial statements.

Wegener Corporation and Subsidiaries

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

2. Accounts Receivable

Accounts receivable are summarized as follows:

	September 2, 2005	September 3, 2004
Accounts receivable - trade	$2,603,633	$2,766,528
Other receivables	76,528	76,473
	2,680,161	2,843,001

Less allowance for doubtful accounts	(371,053)	(363,289)

	$2,309,108	$2,479,712

3. Inventories

Inventories are summarized as follows:

	September 2, 2005	September 3, 2004
Raw materials	$3,361,530	$3,004,350
Work-in-process	1,089,084	1,073,275
Finished goods	2,998,121	3,229,704
	7,448,735	7,307,329

Less inventory reserves	(3,492,313)	(3,467,489)

	$3,956,422	$3,839,840

We have invested a significant amount of financial resources to acquire certain raw materials, sub-assemblies and finished goods, to incur direct labor and to contract to have specific outplant procedures performed on certain inventory in process. We purchased this inventory based upon prior backlog and anticipated future sales based upon our existing knowledge of the marketplace. Our inventory reserve of approximately $3,492,000 at September 2, 2005, is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that is reasonably possible should our sales efforts not be successful.

Wegener Corporation and Subsidiaries

4. Property and Equipment

Major classes of property and equipment consist of the following:

	Estimated Useful Lives (Years)	September 2, 2005	September 3, 2004
Land	-	$707,210	$707,210
Buildings and improvements	3-30	3,751,290	3,746,690
Machinery and equipment	3-5	9,515,348	9,217,354
Furniture and fixtures	5	601,865	602,269
Application software	3-5	737,090	737,090
		15,312,803	15,010,613
Less accumulated depreciation and amortization		(12,791,791)	(12,311,111)
		$2,521,012	$2,699,502

Depreciation expense for fiscal 2005, 2004 and 2003, totaled approximately $534,000, $609,000, and $666,000, respectively. Assets recorded under a capital lease included in property and equipment at September 2, 2005 and September 3, 2004, are machinery and equipment of approximately $613,000 and accumulated amortization of approximately $613,000.

5. Other Assets

Other assets consisted of the following:

	September 2, 2005
	Cost	Accumulated Amortization	Net
License agreements	$686,300	$(317,380)	$368,920
Patent applications	420,457	-	420,457
Trademarks	89,735	(6,484)	83,252
Loan facility fees	37,500	(6,250)	31,250
Other	6,889	-	6,889
	$1,240,882	$(330,114)	$910,768

	September 3, 2004
	Cost	Accumulated Amortization	Net
License agreements	$570,000	$(197,828)	$372,172
Patent applications	352,406	-	352,406
Trademarks	73,937	(776)	73,161
Loan facility fees	37,500	(6,250)	31,250
Other	6,889	-	6,889
	$1,040,732	$(204,854)	$835,878

Amortization expense of other assets amounted to $163,000, $164,000, and $133,000 for fiscal years 2005, 2004 and 2003, respectively.

We conduct an ongoing review of our intellectual property rights and potential trademarks. As of September 2, 2005, we incurred $420,000 and $40,000 of legal expenses related to the filing of applications for various patents and trademarks, respectively. Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life of the patents and trademarks or their estimated useful lives. If it becomes more likely than not that the patent application will not be granted, we will write off the deferred cost at that time. At September 2, 2005, the cost of registered trademarks amounted to $49,000. License agreements are amortized over their estimated useful life of three to five years. Loan facility fees are amortized over twelve months.

Wegener Corporation and Subsidiaries

6. Accrued Expenses

Accrued expenses consist of the following:

	September 2, 2005	September 3, 2004
Compensation	$918,249	$728,304
Royalties	340,449	295,673
Warranty	224,674	151,390
Taxes and insurance	123,719	50,235
Commissions	164,879	119,493
Professional fees	359,770	254,057
Other	300,713	119,967
	$2,432,453	$1,719,119

7. Financing Agreements

Revolving Line of Credit and Term Loan Facility

WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on June 30, 2006 or upon demand, and requires an annual facility fee of .75% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (6.75% at September 2, 2005).

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in process kit inventories; 40% to 50% of eligible finished goods inventories; and 50% of import letter of credit commitment balances. The loan is secured by a first lien on substantially all of WCI’s assets and guaranteed by Wegener Corporation. At September 2, 2005, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. The loan facility is currently being used to support import letters of credit issued to offshore manufacturers, which at September 2, 2005 amounted to $1,016,000. At September 2, 2005, approximately $2,664,000, net of outstanding letters of credit, was available to borrow under the advance formulas.

We are required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2005, retain certain key employees, maintain certain financial ratios, and are precluded from paying dividends. At September 2, 2005, we were not in compliance with the tangible net worth covenant, for which the bank granted a waiver. We believe that the loan facility along with cash and cash equivalent balances will be sufficient to support operations for the next twelve months. While no assurances may be given, we believe, upon maturity, the existing loan facility will be renewed on substantially similar terms.

Wegener Corporation and Subsidiaries

8. Income Taxes

The provision for income tax (expense) benefit consists of the following:

	Year ended
	September 2, 2005	September 3, 2004	August 29, 2003
Current
Federal	$-	$-	$-
State	-	-	50,000
	-	-	50,000
Deferred
Federal	(3,659,000)	969,000	85,000
State	(510,000)	62,000	205,000
	(4,169,000)	1,031,000	290,000
Total	$(4,169,000)	$1,031,000	$340,000

The effective income tax rate differs from the U.S. federal statutory rate as follows:

	Year ended
	September 2, 2005	September 3, 2004	August 29, 2003
Statutory U.S. income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal
benefits	2.0	2.0	99.8
Valuation allowance	(313.5)	-	-
Expired federal tax credit	-	(3.1)	-
Non-deductible expenses	(.2)	(.2)	(1.6)
Other, net	.2	.1	2.6
Effective income tax rate	(277.5)%	32.8%	134.8%

The effective tax rate for fiscal 2005 reflected the recording of a full valuation allowance the our net deferred tax assets as further discussed below.

Deferred tax assets and liabilities that arise as a result of temporary differences are as follows:

	September 2, 2005	September 3, 2004
Deferred tax assets (liabilities):
Accounts receivable and inventory reserves	$1,962,000	$1,969,000
Accrued expenses	256,000	231,000
Net operating loss carryforwards	2,904,000	2,260,000
Credit carryforwards	199,000	199,000
AMT credit carryovers	138,000	138,000
Depreciation	111,000	80,000
Capitalized software costs	(672,000)	(634,000)
Other	(188,000)	(74,000)
Deferred tax assets	4,710,000	4,169,000
Valuation allowance	(4,710,000)	-
Net deferred tax asset	$-	$4,169,000
Consolidated balance sheet classifications:
Current deferred tax asset	$-	$2,199,000
Noncurrent deferred tax asset	-	1,970,000
Net deferred tax asset	$-	$4,169,000

Wegener Corporation and Subsidiaries

SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence was considered in judging the likelihood of realizing tax benefits. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses is one of the most difficult pieces of negative evidence to overcome in the absence of sufficient existing orders and backlog (versus forecasted future orders) supporting a return to profitability. During the fourth quarter of fiscal 2005, it became evident we would not meet our forecast for actual orders and profitability for the fourth quarter and fiscal year 2005. This lessened the weight that we could assign to future prospects for returning to consistent profitability. That, combined with recent cumulative net losses, represented sufficient negative evidence that was difficult for positive evidence to overcome under the evaluation guidance of SFAS No. 109. As a result, we concluded that is was appropriate in the fourth quarter of fiscal 2005 to establish a full valuation allowance for our net deferred tax assets. The effect was to reverse the benefit of net deferred tax assets that were recorded in prior years’ financial statements. These tax benefits will be available, prior to the expiration of carryforwards, to reduce future income tax expense resulting from earnings or increases in deferred tax liabilities. During the fourth quarter of fiscal 2005, we recorded a noncash charge of $4,710,000 to provide a full valuation allowance for net deferred tax assets.

9. Common Stock and Stock Options.

1998 Incentive Plan. On February 26, 1998, our stockholders approved the 1998 Incentive Plan (the “1998 Plan”). The Plan provides for awards of up to an aggregate of 2,000,000 shares of common stock which may be represented by (i) incentive or nonqualified stock options, (ii) stock appreciation rights (tandem and free-standing), (iii) restricted stock, (iv) deferred stock, or (v) performance units entitling the holder, upon satisfaction of certain performance criteria, to awards of common stock or cash. In addition, the 1998 Plan provides for loans and supplemental cash payments to persons participating in the 1998 Plan in connection with awards granted. Eligible participants include officers and other key employees, non-employee directors, consultants and advisors to the Company. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights may be not less than 100% of the fair market value on the date of grant or, in the case of an option granted to a 10% or greater stockholder, not less than 110% of the fair market value on the date of grant. The exercise price for any other option and stock appreciation rights shall be at least 75% of the fair market value on the date of grant. The exercise period for nonqualified stock options may not exceed ten years and one day from the date of the grant, and the expiration period for incentive stock options or stock appreciation rights shall not exceed ten years from the date of the grant (five years for a 10% or greater stockholder). The 1998 Plan contains an automatic option grant program to non-employee members of the Board of Directors. Such members will each be granted an option to purchase 3,000 shares of common stock on the last day of each December on which regular trading occurs on the NASDAQ Stock Market, at an exercise price equal to the fair market value of such stock on the date of grant. Such options will be exercisable during the period of ten years and one day from the date of grant of the option. On December 31, 2004, non-employee directors were granted options to purchase 12,000 shares at an exercise price of $2.50. In addition, during fiscal 2005, a non-employee director was granted an option to purchase 10,000 shares at an exercise price of $1.38. The automatic grants in fiscal 2003 were suspended; however, on January 21, 2003, non-employee directors were granted options to purchase 9,000 shares at an exercise price of $1.09. The effective date of the 1998 Plan is January 1, 1998 and the 1998 Plan has a ten-year term. During fiscal 2005, an option to purchase 153,000 shares at an exercise price of $1.29 was granted to an officer of the Company to replace an option for the same number of shares which expired in fiscal 2005. In addition, during fiscal 2005, options for 21,000 shares were exercised with exercise prices ranging from $$.84 to $2.31 and options for 157,250 shares were forfeited. Effective as of September 2, 2005, the Board of Directors approved the acceleration of vesting on all remaining unvested out-of-the-money options. Options for 346,000 shares, exercisable at $2.21, became fully vested on September 2, 2005. Of these options, 75% were scheduled to vest over the next three years. The purpose of the vesting acceleration was to reduce the expense that would be associated with these options in accordance with the adoption of SFAS No.123R. During fiscal 2004, options for 100,000 shares of common stock, exercisable at $2.39, were granted pursuant to a consulting agreement to provide software development services. The fair value of the options was measured on the grant date using the Black-Scholes option pricing model. As the options were fully vested and nonforfeitable, the fair value of $139,800 was charged to research and development expenses in fiscal 2004, in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Additionally, during fiscal 2004, other stock option activity included grants of options to employees to purchase an aggregate of 368,156 shares, vesting 25% annually beginning one year from the date of grant, at a weighted average exercise price of $2.21. Options for 141,800 shares with exercise prices ranging from $.84 to $2.31 were exercised and options for 33,000 shares were forfeited. During fiscal 2003, options for 54,000 shares of common stock were granted to outside directors and employees pursuant to employment agreements at exercise prices ranging from $.91 to $2.09. Additionally, options for 7,500 shares were forfeited and options for 23,000 shares were exercised at $.84 and $1.47. At September 2, 2005, options for 510,669 shares of common stock were available for future issuance.

Wegener Corporation and Subsidiaries

1989 Directors' Incentive Plan. On January 9, 1990, the stockholders approved the Wegener Corporation 1989 Directors' Incentive Plan, permitting certain participating directors of the Company to be eligible to receive incentive awards consisting of common stock of the Company, performance units or stock appreciation rights payable in stock or cash, or nonqualified stock options to purchase such stock, or any combination of the foregoing, together with supplemental cash payments. During the second quarter of fiscal 1995, the Company amended the 1989 Directors’ Stock Option Plan to increase the aggregate number of shares of common stock that may be awarded from 100,000 to 300,000 shares; to remove the ineligibility provision for certain directors; and to grant annually to each non-employee director, options to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of such stock on the date of grant. The exercise price per share for nonqualified stock options or stock appreciation rights shall not be less than 85% of fair market value on the date the award is made or not more than nine trading days immediately preceding such date. The expiration period for a nonqualified stock option shall be ten years and one day from the date of the grant. The expiration period for stock appreciation rights, including any extension, shall not exceed ten years from the date of grant. This plan terminated and expired effective December 1, 1999. During fiscal 2005, options for 32,000 shares were exercised at $1.44 and $1.41 and options for 179,000 shares were forfeited. During fiscal 2004, no options were exercised. During fiscal 2003, options for 16,500 shares were exercised at $ .75. At September 2, 2005, options for 54,000 shares of common stock remained outstanding under the 1989 Directors’ Incentive Plan.

1988 Incentive Plan. On January 10, 1989, the stockholders approved the 1988 Incentive Plan providing to key employees, other than directors of the Company, incentive awards consisting of common stock, performance units or stock appreciation rights payable in stock or cash, incentive or nonqualified stock options to purchase stock, or any combination of the above, together with supplemental cash payments. The aggregate number of shares issuable under the 1988 plan is 750,000 common shares. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights will be equal to 100% of the fair market value or, in the case of an option granted to a 10% or greater stockholder, l10% of the fair market value. The exercise price for any other option and stock appreciation rights shall be at least 85% of the fair market value on the date the option is granted. The exercise period for nonqualified stock options shall be ten years and one day from the date of the grant, and the exercise period for incentive stock options or stock appreciation rights shall not exceed ten years from the date of the grant. During fiscal 2003, options for 114,000 shares of common stock were forfeited. This plan terminated and expired December 1, 1998. At September 2, 2005, no options for shares of common stock remained outstanding under the 1988 Incentive Plan.

Other Options. During fiscal 2005, an option for 100,000 shares was forfeited.

Wegener Corporation and Subsidiaries

A summary of stock option transactions for the above plans follows:
	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at
August 30, 2002	1,435,425	$.63 - 5.63	$1.67
Granted	54,000	.91 - 2.09	1.65
Exercised	(39,500)	.75 -.84	.80
Forfeited or cancelled	(121,500)	1.41 - 2.31	1.47
Outstanding at
August 29, 2003	1,328,425	$.63 - 5.63	$1.70
Granted	477,156	2.08 - 2.72	2.25
Exercised	(144,800)	.84 - 2.31	1.45
Forfeited or cancelled	(33,000)	1.47	1.47
Outstanding at
September 3, 2004	1,627,781	$.63 - 5.63	$1.89
Granted	175,000	1.29 - 2.50	1.38
Exercised	(53,000)	.63 - 2.31	1.39
Forfeited or cancelled	(436,250)	.84 - 5.63	2.68
Outstanding at
September 2, 2005	1,313,531	$.63 - 2.72	$1.58
Available for issue at
September 2, 2005	510,669	-	-
Options exercisable at
September 2, 2005	1,313,531	$.63 - 2.72	$1.58
September 3, 2004	1,257,414	$.63 - 5.63	$1.80

The weighted average remaining contractual life of options outstanding at September 2, 2005, was 4.9 years.

10. Employee Benefit Plans

WCI has a profit-sharing plan covering substantially all employees. Amounts to be contributed to the plan each year are determined in the discretion of the Board of Directors, subject to legal limitations. No contributions were declared for fiscal years 2005, 2004 and 2003.

Eligible WCI employees are permitted to make contributions, up to certain regulatory limits, to the plan on a tax deferred basis under Section 401(k) of the Internal Revenue Code. The plan provides for a minimum Company matching contribution on a quarterly basis at the rate of 25% of employee contributions with a quarterly discretionary match. During fiscal years 2005, 2004 and 2003, an additional discretionary matching contribution of 25% of employee contributions was made for all quarters. All matching contributions are in the form of Company stock or cash in the discretion of the Board of Directors. During fiscal 2005 and 2004, all matching contributions in the amount of $262,000 and $235,000, respectively, were in the form of cash. During the first five months of fiscal 2003, matching contributions were made in the form of Company stock with the remainder of the fiscal year’s contributions made in the form of cash. Fiscal 2003 matching contributions of $189,000 consisted of $132,000 in the form of cash and $57,000 in the form of Company stock.

11. Segment Information and Significant Customers

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,’’ established standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on these standards, we have determined that we operate in a single operating segment: the manufacture and sale of satellite communications equipment.

Wegener Corporation and Subsidiaries

In this single operating segment we have three sources of revenues as follows:

	Year ended
	September 2, 2005	September 3, 2004	August 29, 2003
Direct Broadcast Satellite	$21,045,385	$16,533,758	$18,152,647
Telecom and Custom Products	259,939	937,498	1,411,493
Service	597,049	633,028	569,040
	$21,902,373	$18,104,284	$20,133,180

Revenues by geographic areas are as follows:

	Year ended
	September 2, 2005	September 3, 2004	August 29, 2003
Geographic Area
United States	$21,370,574	$17,498,397	$19,293,956
Canada	109,685	83,711	314,625
Europe	186,403	366,474	262,958
Asia	-	92,756	147,318
Latin America and Mexico	195,686	20,788	18,366
Other	40,025	42,158	95,957
	$21,902,373	$18,104,284	$20,133,180

Revenues attributed to geographic areas are based on the location of the customer. All of our long-lived assets are located in the United States.

We sell to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network and data communications industries. Customers representing 10% or more of the year’s revenues are as follows:

	Year ended
	September 2, 2005	September 3, 2004		August 29, 2003
Customer 1	22.5%	39.6%		39.3%
Customer 2	14.1	(a	)	16.3%
Customer 3	13.0	(a	)	(a	)
Customer 4	10.3	(a	)	(a	)

(a) Revenues for the year were less than 10% of total revenues.

Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2006 and beyond. Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, future revenue levels may fluctuate from quarter to quarter.

Wegener Corporation and Subsidiaries

At September 2, 2005 and at September 3, 2004, two customers accounted for more than 10% of our accounts receivable. When deemed appropriate, we use letters of credit and credit insurance to mitigate the credit risk associated with foreign sales.

12. Statements of Cash Flows

Interest payments were approximately $59,000, $96,000 and $69,000 for fiscal years 2005, 2004 and 2003, respectively. No income taxes were paid or received in 2005, 2004 or 2003. Noncash financing activities in fiscal 2004 included the fair value of stock options granted for services valued at $140,000. Noncash financing activities in fiscal 2003 included 72,977 shares of treasury stock reissued and 27,176 shares of common stock issued for 401(k) matching Company contributions valued at approximately $82,000.

13. Commitments and Contingencies

We have two manufacturing and purchasing agreements for certain finished goods inventories. At September 2, 2005, outstanding purchase commitments under these agreements amounted to $4,705,000. Pursuant to the above agreements, at September 2, 2005, we had outstanding letters of credit in the amount of $1,016,000. In addition, at September 2, 2005, we had an outstanding commitment for engineering design and software development services in the amount of $893,000.

We lease certain office and manufacturing facilities, vehicles and equipment under long-term noncancelable operating leases that expire through fiscal 2009. Future minimum lease commitments are approximately as follows: 2006-$188,000; 2007-$100,000; 2008-$36,000; 2009-$4,000. Rent expense under all leases was approximately $230,000, $228,000 and $242,000 for fiscal years 2005, 2004 and 2003, respectively.

From time to time in the ordinary course of business, we have become a defendant in various types of legal proceedings. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

14. Guarantees

Warranty

We warrant our products for a 12 to 14 month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. We expense costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty liabilities amounted to $225,000 at September 2, 2005. For the fiscal year ended September 2, 2005, the accrual was increased by $120,000 and reduced by $47,000 for satisfied warranty claims. Warranty expense recognized during the year ended September 3, 2004, amounted to $120,000.

Letters of Credit

WCI provides standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements. At September 2, 2005, outstanding letters of credit amounted to $1,016,000.

Financing Agreements

The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At September 2, 2005, no balances were outstanding on the loan facility.

Wegener Corporation and Subsidiaries

15. Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth		Year
Fiscal 2005
Revenue	$6,406,071	$6,336,557	$4,252,879	$4,906,866		$21,902,373
Gross profit (loss)	2,394,643	2,422,018	1,467,590	1,683,824		7,968,075
Operating income (loss)	186,040	207,298	(963,602)	(900,175)		(1,470,439)
Net earnings (loss)	111,885	127,904	(619,543)	(5,291,585	)(a)	(5,671,339	)(a)
Net earnings (loss) per share
Basic	0.01	0.01	(0.05)	(0.42)		(0.45)
Diluted	0.01	0.01	(0.05)	(0.42)		(0.45)

Fiscal 2004
Revenue	$4,750,205	$4,712,923	$4,777,394	$3,863,762		$18,104,284
Gross profit	1,274,668	1,198,311	1,392,372	975,111		4,840,462
Operating (loss)	(687,204)	(854,717)	(550,703)	(993,182)		(3,085,806)
Net (loss)	(448,668)	(655,264)	(356,641)	(647,325)		(2,107,898)
Net (loss) per share
Basic	(0.04)	(0.05)	(0.03)	(0.05)		(0.17)
Diluted	(0.04)	(0.05)	(0.03)	(0.05)		(0.17)

(a) Includes a $4,710,000 noncash tax charge to provide a full valuation allowance for net deferred tax assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (September 2, 2005). Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

Wegener Corporation and Subsidiaries
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained under the caption "ELECTION OF DIRECTORS" in the Proxy Statement pertaining to the January 31, 2006 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference in partial response to this item. See also Item 1. “Business - Executive Officers of the Registrant” on page 9 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

Information contained under the caption "EXECUTIVE COMPENSATION" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained under the captions "ELECTION OF DIRECTORS," “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EQUITY COMPENSATION PLAN INFORMATION” in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information contained under the caption “PRINCIPAL ACCOUNTANT FEES AND SERVICES” in the Proxy Statement is incorporated herein by reference in response to this item.

Wegener Corporation and Subsidiaries

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  (1) The following consolidated financial statements of Wegener Corporation and subsidiaries and the related Report of Independent Registered Public Accounting Firm thereon are filed as part of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets - September 2, 2005, and September 3, 2004.

Consolidated Statements of Operations - Years ended September 2, 2005, September 3, 2004, and August 29, 2003.

Consolidated Statements of Shareholders' Equity - Years ended September 2, 2005, September 3, 2004, and August 29, 2003.

Consolidated Statements of Cash Flows - Years ended September 2, 2005, September 3, 2004, and August 29, 2003.

Notes to Consolidated Financial Statements.

Separate financial statements of the Registrant have been omitted because the Registrant is primarily a holding company and all subsidiaries included in the consolidated financial statements are wholly-owned.

(a)	(2)	The following consolidated financial statements schedule for Wegener Corporation and subsidiaries is included herein, beginning on page 46:

Schedule II-Valuation and Qualifying Accounts Years ended September 2, 2005, September 3, 2004, and August 29, 2003.

(a)  (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on pages 47 and 48.

(b)  See Part IV, Item 15(a) (3).

(c)  See Part IV, item 15(a) (2).

Wegener Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Wegener Corporation
Duluth, Georgia

The audits referred to in our report dated November 23, 2005, relating to the consolidated financial statements of Wegener Corporation and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Atlanta, Georgia
November 23, 2005

Wegener Corporation and Subsidiaries

SCHEDULE II
WEGENER CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for Doubtful Account Receivable:
Year ended September 2, 2005	$363,289	$85,000	$(77,236)	$-	$371,053
Year ended September 3, 2004	$354,660	$-	$(5,105)	$13,734	$363,289
Year ended August 29, 2003	$351,592	$30,000	$(26,932)	$-	$354,660

Inventory Reserves:
Year ended September 2, 2005	$3,467,489	$325,000	$(300,176)	$-	$3,492,313
Year ended September 3, 2004	$3,490,363	$225,000	$(247,873)	$-	$3,467,489
Year ended August 39, 2003	$3,780,607	$75,000	$(365,244)	$-	$3,490,363

Valuation Allowance for Deferred Tax Assets:
Year ended September 2, 2005	$-	$4,710,000	$-	$-	$4,710,000
Year ended September 3, 2004	$-	$-	$-	$-	$-
Year ended August 39, 2003	$-	$-	$-	$-	$-

Wegener Corporation and Subsidiaries

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

Wegener Corporation and Subsidiaries

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

*10.3	1989 Directors' Incentive Plan (1990 10-K, filed November 29, 1990, SEC file No. 0-11003, Exhibit 10.9).

*10.3.1	Amendment to 1989 Directors’ Incentive Plan effective February 1, 1995, (1995 10-K, filed December 13, 1996, SEC file No. 0-11003, Exhibit 10.4.1).

*10.4	1998 Incentive Plan (1998 Form S-8, Registration No. 333-51205, filed April 28, 1998, Exhibit 10.1).

*10.5
Form of Agreement between Wegener Corporation and Robert A. Placek, Ned L. Mountain, and C. Troy Woodbury, Jr. respecting severance payments in the event of change of control (Schedule 14D-9, filed May 6, 2003, Exhibit (e) (1)).

*10.6	Director Compensation Plan (2004 10-K, filed December 2, 2004, SEC file No. 0-11003, Exhibit 10.6).

*14.1	Wegener Corporation Code of Business Conduct and Ethics (2003 10-K, filed November 26, 2003, SEC file No. 0-11003, Exhibit 14.1).

* 21.1	Subsidiaries of the Registrant (incorporated by reference to the December 2, 2004 Form 10-K, Exhibit 21).

23.1	Consent of BDO Seidman, LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Wegener Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEGENER CORPORATION

Date: December 1, 2005	By	/s/ Robert A. Placek
Robert A. Placek
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 1st day of December 2005.

Signature	Title

/s/ Robert A. Placek	President, Chief Executive Officer and Chairman of the Board,
Robert A. Placek	Director (Principal Executive Officer)

/s/ C. Troy Woodbury, Jr.	Treasurer and Chief Financial Officer, Director
C. Troy Woodbury, Jr.	(Principal Financial and Accounting Officer)

/s/ Ned L. Mountain	Director, President and Chief Operating Officer of WCI
Ned L. Mountain

/s/ Phylis Eagle-Oldson	Director
Phylis Eagle-Oldson

/s/ Joe K. Parks	Director
Joe K. Parks

/s/ Thomas G. Elliot	Director
Thomas G. Elliot

/s/ Wendell H. Bailey	Director
Wendell H. Bailey