Form 10-K/A
period 2005-09-02
WEGENER CORP
filed 2006-01-10
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☒  No ☐

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
Yes ☐ No☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐ No☒

As of March 4, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock held by non-affiliates was $18,894,898 based on the last sale price of the Common Stock as quoted on the NASDAQ Small-Cap Market on such date. (The officers and directors of the registrant, and owners of over 10% of the registrant’s common stock, are considered affiliates for purposes of this calculation.)

As of November 15, 2005, 12,579,051 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement pertaining to the January 31, 2006 Annual Meeting of Stockholders, only to the extent expressly so stated herein, are incorporated herein by reference into Part III.

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K for our fiscal year ended September 2, 2005 to include the following items:

We amend the aggregate market value, as of March 4, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), of the Common Stock held by non-affiliates as stated on the cover page of this Form 10-K.

Exhibit 10.2, Wegener Communications, Inc. 401(k) Profit Sharing Plan and Trust dated June 3, 2003.

Exhibit 10.7, Executive Compensation.

Except as described above, no other changes have been made to the original Annual Report on Form10-K for our fiscal year ended September 2, 2005, filed December 1, 2005.

Table of Contents
PART IV

Item 15.	Exhibits and Financial Statement Schedules	1

	Signatures	2

EXHIBIT INDEX

Exhibit Number	Description of Document

10.2	Wegener Communications, Inc. 401(k) Profit Sharing Plan and Trust dated June 3, 2003.

10.7	Description of Executive Compensation.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEGENER CORPORATION

Date: January 10, 2006	By:	/s/ Robert A. Placek
Robert A. Placek
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 10h day of January 2006.

Signature	Title

/s/ Robert A. Placek	President, Chief Executive Officer and Chairman of the Board,
Robert A. Placek	Director (Principal Executive Officer)

/s/ C. Troy Woodbury, Jr.	Treasurer and Chief Financial Officer, Director
C. Troy Woodbury, Jr.	(Principal Financial and Accounting Officer)

/s/ Ned L. Mountain	Director, President and Chief Operating Officer of Wegener
Ned L. Mountain	Communications, Inc.

/s/ Phylis Eagle-Oldson	Director
Phylis Eagle-Oldson

/s/ Joe K. Parks	Director
Joe K. Parks

/s/ Thomas G. Elliot	Director
Thomas G. Elliot

/s/ Wendell H. Bailey	Director
Wendell H. Bailey