Form 10-Q
period 2005-12-02
WEGENER CORP
filed 2006-01-17
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to______________________________

Commission file No. 0-11003
WEGENER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81-0371341
(State of incorporation)	(I.R.S. Employer Identification No.)

11350 Technology Circle, Duluth, Georgia	30097-1502
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (770) 623-0096

Registrant’s web site: HTTP://WWW.WEGENER.COM

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	12,579,051 Shares
Class	Outstanding December 30, 2005

WEGENER CORPORATION AND SUBSIDIARIES
Form 10-Q For the Quarter Ended December 2, 2005

INDEX

Page(s)
PART I. Financial Information

Item 1. Financial Statements

Introduction	3

Consolidated Statements of Operations
(Unaudited) - Three Months Ended
December 2, 2005 and December 3, 2004	4

Consolidated Balance Sheets - December 2,
2005 (Unaudited) and September 2, 2005	5

Consolidated Statements of Shareholders' Equity
(Unaudited) - Three Months Ended December 2,
2005 and December 3, 2004	6

Consolidated Statements of Cash Flows
(Unaudited) - Three Months Ended December 2,
2005 and December 3, 2004	7

Notes to Consolidated Financial
Statements (Unaudited)	8-14

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	15-20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II. Other Information

Item 1.	None
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	None
Item 6.	Exhibits	21

	Signatures	22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of December 2, 2005; the consolidated statements of shareholders' equity as of December 2, 2005 and December 3, 2004; and the consolidated statements of operations for the three months ended December 2, 2005 and December 3, 2004; and the consolidated statements of cash flows for the three months ended December 2, 2005 and December 3, 2004 have been prepared without audit. The consolidated balance sheet as of September 2, 2005 has been audited by independent registered public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 2, 2005, File No. 0-11003.

In the opinion of management of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	December 2, 2005	December 3, 2004

Revenue	$4,984,633	$6,406,071

Operating costs and expenses
Cost of products sold	3,351,460	4,011,428
Selling, general, and administrative	1,553,713	1,405,373
Research and development	720,023	803,230

Operating costs and expenses	5,625,196	6,220,031

Operating (loss) income	(640,563)	186,040
Interest expense	(5,792)	(14,940)
Interest income	3,853	2,785

(Loss) earnings before income taxes	(642,502)	173,885

Income tax expense	—	62,000

Net (loss) earnings	$(642,502)	$111,885

Net (loss) earnings per share:
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01

Shares used in per share calculation
Basic	12,579,051	12,536,381
Diluted	12,579,051	12,703,306

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 2, 2005	September 2, 2005
Assets	(Unaudited)

Current assets
Cash and cash equivalents	$193,309	$1,106,872
Accounts receivable	3,598,932	2,309,108
Inventories	4,200,954	3,956,422
Other	223,754	231,180

Total current assets	8,216,949	7,603,582

Property and equipment, net	2,424,462	2,521,012
Capitalized software costs, net	1,745,144	1,766,380
Other assets	891,168	910,768
	$13,277,723	$12,801,742

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$1,504,881	$890,564
Accrued expenses	2,533,948	2,432,453
Customer deposits	1,945,598	1,553,760

Total current liabilities	5,984,427	4,876,777

Commitments and contingencies

Shareholders' equity
Common stock, $.01 par value; 20,000,000 shares
authorized; 12,579,051 and 12,579,051 shares
respectively, issued and outstanding	125,791	125,791
Additional paid-in capital	19,903,315	19,892,482
Deficit	(12,735,810)	(12,093,308)

Total shareholders' equity	7,293,296	7,924,965

	$13,277,723	$12,801,742

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in
	Shares	Amount	Capital	Deficit
Balance at September 3, 2004	12,526,051	$125,261	$19,819,549	$(6,421,969)

Common stock issued through
stock options	20,000	200	28,550	—
Net earnings for the three months	—	—	—	111,885
BALANCE at December 3, 2004	12,546,051	$125,461	$19,848,099	$(6,310,084)
Balance at September 2, 2005	12,579,051	$125,791	$19,892,482	$(12,093,308)

Share-based compensation	—	—	10,833	—
Net loss for the three months	—	—	—	(642,502)
BALANCE at December 2, 2005	12,579,051	$125,791	$19,903,315	$(12,735,810)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	December 2, 2005	December 3, 2004
Cash flows from operating activities
Net (loss) earnings	$(642,502)	$111,885
Adjustments to reconcile net (loss) earnings to
cash used for operating activities
Depreciation and amortization	599,190	486,287
Share-based compensation expense	10,833	—
Provision for inventory reserves	50,000	—
Provision for warranty reserves	10,000	—
Provision for deferred income taxes	—	62,000
Changes in assets and liabilities
Accounts receivable	(1,289,824)	(1,910,171)
Inventories	(294,532)	55,743
Other assets	7,426	23,033
Accounts payable and accrued expenses	705,812	1,139,417
Customer deposits	391,838	(93,682)

Net cash used for operating activities	(451,759)	(125,488)

Cash flows from investment activities
Property and equipment expenditures	(36,331)	(21,016)
Capitalized software additions	(400,655)	(405,568)
License agreement, patent, and trademark
expenditures	(24,818)	(41,222)

Net cash used for investing activities	(461,804)	(467,806)

Cash flows from financing activities
Proceeds from stock options exercised	—	28,750

Net cash provided by financing activities	—	28,750

Decrease in cash and cash equivalents	(913,563)	(564,544)
Cash and cash equivalents, beginning of period	1,106,872	1,520,761

Cash and cash equivalents, end of period	$193,309	$956,217

Supplemental disclosure of cash flow information:
Cash paid during the three months for:
Interest	$5,792	$14,940
Income taxes	—	—

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 1 to our audited consolidated financial statements included in the annual report on Form 10-K for the year ended September 2, 2005.

Revenue Recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Revenues from separate service maintenance agreements are recognized ratably over the term of the agreements. We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three months ended December 2, 2005, revenues to one customer in the amount of $693,000 were appropriately recorded prior to delivery as bill and hold transactions in accordance with the provisions of SAB 104. At December 2, 2005, accounts receivable for these revenues amounted to $693,000.

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

Our principal sources of revenues are from the sales of various satellite communications equipment. Embedded in our products is internally developed software of varying applications. Historically, we have not sold or marketed our software separately or otherwise licensed our software apart from the related communications equipment. Should we begin to market or sell software whereby it is more than an incidental component of the hardware, then we would recognize software license revenue in accordance with SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions.”

In accordance with EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” we included all shipping and handling billings to customers in revenues, and freight costs incurred for product shipments have been included in cost of products sold.

Earnings Per Share

Basic and diluted net earnings per share were computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic net earnings per share is computed by dividing net earnings available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of stock options.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS 123R effective beginning September 3, 2005 using the Modified Prospective Application Method. Under this method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS 123R was an increase of $11,000 to selling, general and administrative expenses. The weighted average fair value of options granted during the three months ended December 2, 2005 was $1.00 with an aggregate total value of $20,000. As of December 2, 2005, $9,000 of unrecognized compensation costs related to non-vested stock options is expected to be recognized over the following eleven months.

For the three months ended December 3, 2004, the following table includes disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and illustrates the effect on net earnings and net earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123:

Three months ended
December 3, 2004
Net earnings
As Reported	$111,885
Deduct:
Compensation cost
using the fair value
method, net of tax	(38,737)
Pro Forma	$73,148
Earnings per share
As Reported
Basic	$.01
Diluted	.01
Pro Forma
Basic	.01
Diluted	.01

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended
	December 2, 2005	December 3, 2004
Risk free interest rate	4.00%	4.00%
Expected term	3.0 years	2.8 years
Volatility	90%	90%
Expected annual dividends	none	none

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

Fiscal Year

We use a fifty-two, fifty-three week year. The fiscal year ends on the Friday closest to August 31. Fiscal years 2006 and 2005 contain fifty-two weeks.

Note 2 Accounts Receivable

Accounts receivable are summarized as follows:

	December 2, 2005	September 2, 2005
	(Unaudited)

Accounts receivable - trade	$3,893,956	$2,603,633
Other receivables	75,928	76,528
	3,969,884	2,680,161

Less allowance for doubtful accounts	(370,952)	(371,053)

	$3,598,932	$2,309,108

Note 3 Inventories

Inventories are summarized as follows:

	December 2, 2005	September 2, 2005
	(Unaudited)

Raw material	$3,565,973	$3,361,530
Work-in-process	922,781	1,089,084
Finished goods	3,254,513	2,998,121
	7,743,267	7,448,735

Less inventory reserves	(3,542,313)	(3,492,313)

	$4,200,954	$3,956,422

During the first quarter of fiscal 2006, inventory reserves were increased by provisions of $50,000. Our inventory reserve of approximately $3,542,000 at December 2, 2005 is to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should our sales efforts not be successful.

Note 4 Other Assets

Other assets consisted of the following:

	December 2, 2005 (unaudited)
	Cost	Accumulated Amortization	Net
License agreements	$716,300	$(350,045)	$366,255
Patent applications	415,275	—	415,275
Trademarks	89,736	(8,862)	80,874
Loan facility fees	37,500	(15,625)	21,875
Other	6,889	—	6,889
	$1,265,700	$(374,532)	$891,168

	September 2, 2005
	Cost	Accumulated Amortization	Net
License agreements	$686,300	$(317,380)	$368,920
Patent applications	420,457	—	420,457
Trademarks	89,736	(6,484)	83,252
Loan facility fees	37,500	(6,250)	31,250
Other	6,889	—	6,889
	$1,240,882	$(330,114)	$910,768

Amortization expense of other assets for the three months ended December 2, 2005 amounted to $44,000. Amortization expense of other assets for the three months ended December 3, 2004 amounted to $38,000.

We conduct an ongoing review of our intellectual property rights and potential trademarks. As of December 2, 2005, we incurred $415,000 and $39,000 of legal expenses related to the filing of applications for various patents and trademarks, respectively. Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life or their estimated useful lives. If it becomes more likely than not that the patent application will not be granted, we will write-off the deferred cost at that time. At December 2, 2005, the cost of registered trademarks amounted to $52,000. License agreements are amortized over their estimated useful life of five years. Loan facility fees are amortized over twelve months.

Note 5 Income Taxes (unaudited)

For the three months ended December 2, 2005, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $231,000 in the first quarter of fiscal 2006. At December 2, 2005 net deferred tax assets of $4,941,000, were fully reserved by a valuation allowance.

At December 2, 2005, we had a federal net operating loss carryforward of approximately $8,311,000, which expires beginning fiscal 2020 through fiscal 2026. Additionally, we had an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

Note 6 Earnings Per Share (Unaudited)

The following table represents required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net (loss) earnings per share computations. The calculation of earnings per share is subject to rounding differences.

	Three months ended
	December 2, 2005			December 3, 2004
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net (loss) earnings	$(642,502)			$111,885

Basic (loss) earnings per share:
Net (loss) earnings available to common shareholders	$(642,502)	12,579,051	$(0.05)	$111,885	12,536,381	$0.01

Effect of dilutive potential common shares:
Stock options	—	—		—	166,925

Diluted (loss) earnings per share:
Net (loss) earnings available to common shareholders	$(642,502)	12,579,051	$(0.05)	$111,885	12,703,306	$0.01

Stock options which were excluded from the diluted net (loss) earnings per share calculation due to their antidilutive effect are as follows:

	Three months ended
	December 2, 2005	December 3, 2004
Common stock options:
Number of shares	1,333,531	1,117,406
Range of exercise prices	$.63 to $2.72	$1.41 to $5.63

Note 7 Segment Information and Significant Customers (Unaudited)

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we operate within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment we have three sources of revenues as follows:

	Three months ended
	December 2, 2005	December 3, 2004
Product Line
Direct Broadcast Satellite	$4,783,275	$6,113,687
Telecom and Custom Products	37,725	156,719
Service	163,633	135,665
	$4,984,633	$6,406,071

Revenues by geographic areas are as follows:

	Three months ended
	December 2, 2005	December 3, 2004
Geographic Area
United States	$4,724,272	$6,196,236
Latin America	81,049	25,645
Canada	47,737	59,320
Europe	128,465	101,885
Other	3,110	22,985
	$4,984,633	$6,406,071

All of our long-lived assets are located in the United States.

Customers representing 10% or more of the respective periods’ revenues are as follows:

	Three months ended
	December 2, 2005	December 3, 2004
Customer 1	20.2%	28.3%
Customer 2	17.8%	(a	)
Customer 3	14.4%	(a	)
Customer 4	(a )	13.4%

(a) Revenues for the period were less than 10% of total revenues.

Note 8 Commitments

We have two manufacturing and purchasing agreements for certain finished goods inventories. At December 2, 2005, outstanding purchase commitments under these agreements amounted to $3,147,000. Pursuant to the above agreements, at December 2, 2005, we had outstanding letters of credit in the amount of $106,000. In addition, at December 2, 2005, we had an outstanding commitment for engineering design and software development services in the amount of $787,000.

Note 9 Guarantees

Warranty
We warrant our products for a 12 to 14 month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. We expense costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty provisions, which remained outstanding at December 2, 2005, amounted to $235,000. For the three month period ended December 2, 2005, the accrual was increased by $10,000. Warranty expense recognized during the three months ended December 2, 2005, amounted to $10,000.

Letters of Credit
We provide standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements. At December 2, 2005, outstanding letters of credit amounted to $106,000.

Financing Agreements
The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At December 2, 2005, no balances were outstanding on the loan facility.

WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 2, 2005 contained in the Company’s 2005 Annual Report on Form 10-K.

Certain statements contained in this filing are forward-looking statements within the meaning of applicable securities laws, including the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements are subject to the safe harbors created thereby. Forward-looking statements may be identified by words such as "believes," "expects," "projects," "plans," "anticipates," and similar expressions, and include, for example, statements relating to expectations regarding future sales, income and cash flows. Forward-looking statements are based upon the Company’s current expectations and assumptions, which are subject to a number of risks and uncertainties including, but not limited to: customer acceptance and effectiveness of recently introduced products, development of additional business for the Company’s digital video and audio transmission product lines, effectiveness of the sales organization, the successful development and introduction of new products in the future, delays in the conversion by private and broadcast networks to next generation digital broadcast equipment, acceptance by various networks of standards for digital broadcasting, general market conditions which may not improve during fiscal year 2006 and beyond, and success of the Company’s research and development efforts aimed at developing new products. Discussion of these and other risks and uncertainties are provided in detail in the Company’s periodic filings with the SEC, including the Company’s most recent Form 10-K. Since these statements involve risks and uncertainties and are subject to change at any time, the Company’s actual results could differ materially from expected results. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements.

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

During the first quarter of fiscal 2006, approximately $9.0 million in new orders were booked. Four significant orders were received from two radio networks, a government agency and a private network. iPump® systems accounted for more than 90% of these orders. Additionally, within this time frame, initial orders for the SMD 515 Streaming Media Decoder, our high definition MPEG-4/h.264 settop box, were received. The majority of the new backlog will be recognized as revenue toward the end of fiscal 2006 and into fiscal 2007.

We are investing in technologies for the next generation of industry purchases utilizing MPEG-4/H.264 video compression. MPEG-4/H.264 compression reduces bandwidth utilization by almost half, which allows present networks to cut recurring costs by up to 50% and allows the creation of new networks that were not possible with previous technologies. Alternately, our customers will be able to upgrade their video to high definition and significantly increase its quality while maintaining similar bandwidth utilization to their current MPEG-2 standard definition utilization. IPTV settops and DVB satellite receivers will be our first products with MPEG-4/H.264 technology as we continue to explore other potential applications for the technology. We expect the development of products utilizing MPEG-4/H.264 technology to continue throughout fiscal 2006. In addition to MPEG-4 product development, we are also investing in the diversification of the iPump® Media Server for alternate markets utilizing store-forward technology. We expanded the functionality of the iPump® for use in the broadcast television, radio and news markets, where we have traditionally been strong. We believe that the investments we are undertaking in technology will continue to generate increased backlog throughout the year as the products come closer to market release. As we have previously indicated, we continue to believe we will have an operating loss for the majority of fiscal 2006 while development of the new products continues.

Financial Position and Liquidity

We have no long-term debt or line of credit borrowings outstanding at December 2, 2005. Our cash and cash equivalents were $193,000 at December 2, 2005. Our $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories, is currently being used to support import letters of credit issued to our offshore manufacturers, which at December 2, 2005 amounted to $106,000. At December 2, 2005, approximately $4,263,000 net of the outstanding letters of credit was available to borrow under the advance formulas. Beginning in the second quarter of fiscal 2006, we expect that we will use borrowings on the line of credit to support operations. If we achieve our revenue projections for the third and fourth quarters of fiscal 2006, we expect to exceed our line of credit limit of $5,000,000 during this period. An increase in the line of credit would be required to support anticipated increases in inventory, accounts receivable and letter of credit commitment balances beginning in the third quarter of fiscal 2006. No assurances can be given that the bank would grant an increase in the line of credit or that upon maturity (June 30, 2006) the line will be renewed or that additional sources of capital, if needed, would be available. Should anticipated future revenues not materialize, we are committed to reducing operating costs to bring them in line with revenue levels.

(See the Liquidity and Capital Resources section on page 19 for further discussion.)

 RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 2, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 3, 2004

The following table sets forth, for the periods indicated, the components of our results of operations as a percentage of sales:

	Three months ended (unaudited)
	December 2, 2005	December 3, 2004
Revenue	100.0%	100.0%
Cost of products sold	67.2	62.6
Gross margin	32.8	37.4
Selling, general, and administrative	31.2	21.9
Research & development	14.4	12.5
Operating (loss) income	(12.9)	2.9
Interest expense	( .1)	( .2)
Interest income	.1	—
(Loss) earnings before income taxes	(12.9)	2.7
Income tax expense	—	1.0
Net (loss) earnings	(12.9)%	1.7%

The operating results for the three month period ended December 2, 2005, were a net loss of $(643,000) or $(0.05) per share compared to net earnings of $112,000 or $0.01 per share for the three month period ended December 3, 2004.

Revenues - Revenues for the first quarter of fiscal 2006 decreased $1,421,000 or 22.2% to $4,985,000 from $6,406,000 for the same period in fiscal 2005.

Direct Broadcast Satellite (DBS) revenues (including service revenues) decreased $1,302,000 or 20.8% in the first quarter of fiscal 2006 to $4,947,000 from $6,249,000 for the same period in fiscal 2005. The decrease was due to lower than expected shippable orders for the quarter, especially for our iPump® system, and a scheduled decrease in revenues to a business music network customer. The first quarter of fiscal 2005 benefited from shipments to a new radio broadcast customer as well as orders from existing customers for network expansion. Telecom and Custom Products Group revenues decreased $119,000 or 75.9% to $38,000 in the first quarter of fiscal 2006 from $157,000 in the first quarter of fiscal 2005. The decrease was mainly due to a continuing decline in orders for older analog products and cue and control equipment. Revenues and order backlog are subject to the timing of significant orders from customers and new product introductions, and as a result revenue levels may fluctuate from quarter to quarter. For the three months ended December 2, 2005, three customers accounted for 20.2%, 17.7% and 14.4% of revenues, respectively. For the three months ended December 3, 2004, two customers accounted for 28.3% and 13.4% of revenues, respectively. Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2006.

Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI’s backlog scheduled to ship within eighteen months was approximately $15.4 million at December 2, 2005, compared to $10.1 million at September 2, 2005, and $13.2 million at December 3, 2004. Three customers accounted for approximately 44.4%, 32.7% and 11.5%, respectively, of the backlog at December 2, 2005. The total multi-year backlog at December 2, 2005 was approximately $28.3 million, compared to $23.9 million at September 2, 2005 and $30.4 million at December 3, 2004.

Gross Profit Margins - The Company’s gross profit margin percentages were 32.8% for the three month period ended December 2, 2005, compared to 37.4% for the three month period ended December 3, 2004. Gross profit margin dollars decreased $761,000 for the three month period ended December 2, 2005 compared to the same period ended December 3, 2004. The decrease in margin percentages and dollars was mainly due to lower revenues which resulted in higher unit fixed overhead costs. Profit margins in the first quarter of fiscal 2006 included inventory reserve charges of $50,000 compared to none for the same period of fiscal 2005.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses increased $148,000, or 10.6%, to $1,554,000 in the first quarter of fiscal 2006 from $1,405,000 in the first quarter of fiscal 2005. Corporate SG&A expenses in the first quarter of fiscal 2006 increased $92,000, or 36.4%, to $345,000 in the first quarter of fiscal 2006 from $253,000 in same period of fiscal 2005, mainly due to costs related to dissident shareholder issues. WCI’s SG&A expenses increased $56,000, or 4.9%, to $1,209,000 in the first quarter of fiscal 2006 from $1,152,000 in same period of fiscal 2005. The increase in WCI’s SG&A expenses was mainly due to increases in professional fees of $38,000, sales commissions of $46,000 primarily due to increased bookings, and increases in selling and marketing expenses of $19,000. These costs were offset by reductions in sales salaries of $42,000 due to a decrease in personnel and reductions in other administrative overhead costs of $20,000. WCI’s SG&A expenses included $11,000 of stock-based compensation in the first quarter of fiscal 2006 compared to none in the same period of fiscal 2005. As a percentage of revenues, SG&A expenses were 31.2% for the three month period ended December 2, 2005 compared to 21.9% for the same period ended December 3, 2004.

Research and Development - Research and development expenditures, including capitalized software development costs, were $1,121,000 or 22.5% of revenues in the first quarter of fiscal 2006 compared to $1,209,000 or 18.9% of revenues for the same period of fiscal 2005. The decrease in expenditures in the first quarter of fiscal 2006 compared to the same period of fiscal 2005 was mainly due to lower engineering consulting expenses resulting from completed projects. Capitalized software development costs amounted to $401,000 in the first quarter of fiscal 2006 compared to $406,000 in the first quarter of fiscal 2005. Research and development expenses, excluding capitalized software development costs, were $720,000 or 14.4% of revenues in the first quarter of fiscal 2006 compared to $803,000 or 12.5% of revenues in the same period of fiscal 2005. The decrease in expenses in the first quarter of fiscal 2006 compared to the same period of fiscal 2005 was mainly due to the decrease in engineering consulting expenses and a decrease in employee recruiting costs.

Interest Expense - Interest expense decreased $9,000 to $6,000 in the first quarter of fiscal 2006 from $15,000 in the same period in fiscal 2005. The decrease was primarily due to a decrease in average outstanding letter of credit commitment balances.

Interest Income - Interest income was $4,000 for the three months ended December 2, 2005 compared to $3,000 for the same period ended December 3, 2004. The increase was primarily due to higher investment yields.

Income Tax Expense - For the three months ended December 2, 2005, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $231,000 in the first quarter of fiscal 2006. At December 2, 2005 net deferred tax assets of $4,941,000, were fully reserved by a valuation allowance.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgements. These policies are as follows:

Revenue Recognition - Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Revenues from separate service maintenance agreements are recognized ratably over the term of the agreements. We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by us. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three months ended December 2, 2005, revenues to one customer in the amount of $693,000 were appropriately recorded prior to delivery as bill and hold transactions in accordance with the provisions of SAB 104. At December 2, 2005, accounts receivable for these revenues amounted to $693,000.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At December 2, 2005, inventories, net of reserve provisions, amounted to $4,201,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At December 2, 2005, capitalized software costs, net of accumulated amortization, amounted to $1,745,000.

Deferred Tax Asset Valuation Allowance - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. At December 2, 2005, deferred tax assets in the amount of $4,941,000 were fully reserved by a valuation allowance. For the three months ended December 2, 2005, the valuation allowance was increased by $231,000.

Accounts Receivable Valuation - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. At December 2, 2005, accounts receivable, net of allowances for doubtful accounts, amounted to $3,599,000.

LIQUIDITY AND CAPITAL RESOURCES
THREE MONTHS ENDED DECEMBER 2, 2005

At December 2, 2005, our primary sources of liquidity were cash and cash equivalents of $193,000 and a $5,000,000 bank loan facility. Cash and cash equivalents decreased $914,000 during the first quarter of fiscal 2006.

During the first quarter of fiscal 2006, operating activities used $452,000 of cash. Net loss adjusted for non-cash expenses provided $27,000 of cash, while changes in accounts receivable and customer deposit balances used $898,000 of cash. Changes in accounts payable and accrued expenses, inventories and other assets provided $419,000 of cash. Cash used by investing activities was $36,000 for property and equipment expenditures, $401,000 for capitalized software additions and $25,000 for legal expenses related to the filing of applications for various patents and trademarks.

WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on June 30, 2006, or upon demand and requires an annual facility fee of .75% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (7.00% at December 2, 2005).

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. The loan is secured by a first lien on substantially all of WCI’s assets and guaranteed by Wegener Corporation. At December 2, 2005, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. The loan facility is currently being used to support import letters of credit issued to offshore manufacturers, which at December 2, 2005 amounted to $106,000. At December 2, 2005, approximately $4,263,000, net of outstanding letters of credit, was available to borrow under the advance formulas. We expect to utilize borrowings on the line of credit beginning in the second quarter of fiscal 2006 to support operations. If we achieve our revenue projections for the third and fourth quarters of fiscal 2006, we expect to exceed our line of credit limit of $5,000,000 during this period. An increase in the line of credit would be required to support anticipated increases in inventory, accounts receivable and letter of credit commitment balances beginning in the third quarter of fiscal 2006. No assurances can be given that the bank would grant an increase in the line of credit or that upon maturity the line will be renewed or that additional sources of capital, if needed, would be available. Should anticipated future revenues not materialize, we are committed to reducing operating costs to bring them in line with revenue levels.

In addition, at December 2, 2005, we had land and buildings and improvements with a cost basis of $4,454,000 which had no mortgage balances outstanding. Land and buildings are not currently used in the existing loan facility’s availability advance formulas; however, we believe these assets could be used to support additional borrowing capacities either with our existing bank or from other sources.

We are required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2005, retain certain key employees, maintain certain financial ratios, and are precluded from paying dividends. At December 2, 2005, we were not in compliance with the tangible net worth covenant, for which the bank granted a waiver.

We have two manufacturing and purchasing agreements for certain finished goods inventories. At December 2, 2005, outstanding purchase commitments under these agreements amounted to $3,146,000. Pursuant to the above agreements, at December 2, 2005, we had outstanding letters of credit in the amount of $106,000. In addition, at December 2, 2005, we had an outstanding commitment for engineering design and software development services in the amount of $787,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of the Company’s long-term contractual obligations as of December 2, 2005 consisted of:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2006	Fiscal 2007-2008	Fiscal 2009-2010
Operating leases	$279,000	$139,000	$136,000	$4,000
Purchase commitments	3,933,000	3,454,000	479,000	—
Total	$4,212,000	$3,593,000	$615,000	$4,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank’s prime rate. There were no borrowings outstanding at December 2, 2005 subject to variable interest rate fluctuations.

At December 2, 2005, cash and cash equivalents consisted of bank account balances of $193,000.

The Company does not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (December 2, 2005). Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEGENER CORPORATION

(Registrant)

Date: January 17, 2006	By:	/s/ Robert A. Placek
Robert A. Placek President
(Principal Executive Officer)

Date: January 17, 2006	By:	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr. Treasurer and Chief
Financial Officer (Principal Financial and Accounting Officer)