Form 10-Q
period 2006-03-03
WEGENER CORP
filed 2006-04-17
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer☐	Accelerated filer☐	Non accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	12,579,051 Shares
Class	Outstanding March 27, 2006

WEGENER CORPORATION
Form 10-Q For the Quarter Ended March 3, 2006

INDEX
PART I. Financial Information

Item 1.	Consolidated Financial Statements

	Introduction	3

	Consolidated Statements of Operations (Unaudited) - Three and Six Months Ended March 3, 2006 and March 4, 2005	4

	Consolidated Balance Sheets - March 3, 2006 (Unaudited) and September 2, 2005	5

	Consolidated Statements of Shareholders' Equity (Unaudited) - Six Months Ended March 3, 2006 and March 4, 2005	6

	Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended March 3, 2006 and March 4, 2005	7

	Notes to Consolidated Financial Statements (Unaudited)	8-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. Other Information

Item 1.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 6.	Exhibits	23

	Signatures	24

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTRODUCTION – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of March 3, 2006; the consolidated statements of shareholders' equity as of March 3, 2006, and March 4, 2005; the consolidated statements of operations for the three and six months ended March 3, 2006, and March 4, 2005; and the consolidated statements of cash flows for the six months ended March 3, 2006, and March 4, 2005, have been prepared without audit. The consolidated balance sheet as of September 2, 2005 has been audited by independent registered public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 2, 2005, File No. 0-11003.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	March 3, 2006	March 4, 2005	March 3, 2006	March 4, 2005

Revenue	$4,579,558	$6,336,557	$9,564,191	$12,742,628

Operating costs and expenses
Cost of products sold	3,058,902	3,914,539	6,410,362	7,925,967
Selling, general and administrative	1,839,903	1,442,936	3,393,616	2,848,309
Research and development	764,417	771,784	1,484,440	1,575,014

Operating costs and expenses	5,663,222	6,129,259	11,288,418	12,349,290

Operating (loss) income	(1,083,664)	207,298	(1,724,227)	393,338
Interest expense	(19,539)	(14,692)	(25,331)	(29,632)
Interest income	1,572	7,298	5,425	10,083

(Loss) earnings before income taxes	(1,101,631)	199,904	(1,744,133)	373,789

Income tax expense	-	72,000	-	134,000

Net (loss) earnings	$(1,101,631)	$127,904	$(1,744,133)	$239,789

Net (loss) earnings per share:
Basic	$(.09)	$.01	$(.14)	$.02
Diluted	$(.09)	$.01	$(.14)	$.02

Shares used in per share calculation
Basic	12,579,051	12,560,260	12,579,051	12,548,320
Diluted	12,579,051	12,887,099	12,579,051	12,805,503

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 3, 2006	September 2, 2005
Assets	(Unaudited)

Current assets
Cash and cash equivalents	$46,507	$1,106,872
Accounts receivable	3,775,450	2,309,108
Inventories	4,214,250	3,956,422
Other	349,350	231,180
Total current assets	8,385,557	7,603,582

Property and equipment, net	2,393,846	2,521,012
Capitalized software costs, net	1,635,474	1,766,380
Other assets	846,730	910,768
	$13,261,607	$12,801,742

Liabilities and Shareholders’ Equity

Current liabilities
Bank line of credit	$731,341	$-
Accounts payable	1,991,654	890,564
Accrued expenses	2,711,388	2,432,453
Customer deposits	1,618,959	1,553,760
Total current liabilities	7,053,342	4,876,777

Commitments and contingencies

Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 12,579,051 and 12,579,051 shares respectively, issued and outstanding	125,791	125,791
Additional paid-in capital	19,919,915	19,892,482
Deficit	(13,837,441)	(12,093,308)

Total shareholders’ equity	6,208,265	7,924,965
	$13,261,607	$12,801,742

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit

Balance at September 3, 2004	12,526,051	$125,261	$19,819,549	$(6,421,969)

Common stock issued through stock options	48,000	480	68,893	-
Net earnings for the six months	-	-	-	239,789
BALANCE at March 4, 2005	12,574,051	$125,741	$19,888,442	$(6,182,180)

Balance at September 2, 2005	12,579,051	$125,791	$19,892,482	$(12,093,308)

Share-based compensation	-	-	27,433	-
Net loss for the six months	-	-	-	(1,744,133)
BALANCE at March 3, 2006	12,579,051	$125,791	$19,919,915	$(13,837,441)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	March 3, 2006	March 4, 2005

Cash flows from operating activities
Net (loss) earnings	$(1,744,133)	$239,789
Adjustments to reconcile net (loss) earnings to cash provided by operating activities
Depreciation and amortization	1,233,457	1,009,826
Share-based compensation expense	27,433	-
Provision for bad debts	15,000	30,000
Provision for inventory reserves	100,000	25,000
Provision for warranty reserves	60,000	-
Provision for deferred income taxes	-	134,000
Changes in assets and liabilities
Accounts receivable	(1,481,342)	(2,350,378)
Inventories	(357,828)	436,624
Other assets	(118,170)	135,930
Accounts payable and accrued expenses	1,320,025	1,269,584
Customer deposits	65,199	(365,730)
Net cash (used for) provided by operating activities	(880,359)	564,645

Cash flows from investment activities
Property and equipment expenditures	(119,009)	(209,057)
Capitalized software additions	(767,520)	(819,249)
License agreement, patent, and trademark expenditures	(24,818)	(55,191)
Net cash used for investing activities	(911,347)	(1,083,497)

Cash flows from financing activities
Net borrowings under revolving line of credit	731,341	-
Proceeds from stock options exercised	-	69,373
Net cash provided by financing activities	731,341	69,373

Decrease in cash and cash equivalents	(1,060,365)	(449,479)
Cash and cash equivalents, beginning of period	1,106,872	1,520,761
Cash and cash equivalents, end of period	$46,507	$1,071,282

Supplemental disclosure of cash flow information:
Cash paid during the six months for:
Interest	$25,331	$29,632
Income taxes	$-	$-

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

Revenue Recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three and six months ended March 3, 2006, revenues in the amount of $679,000 and $1,373,000, respectively, were appropriately recorded prior to delivery as bill and hold transactions in accordance with the provisions of SAB 104. At March 3, 2006, accounts receivable for these revenues amounted to $679,000.

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

Our principal sources of revenues are from the sales of various satellite communications equipment. Embedded in our products is internally developed software of varying applications. Historically, we have not sold or marketed our software separately or otherwise licensed our software apart from the related communications equipment. Should we begin to market or sell software whereby it is more than an incidental component of the hardware, then we will recognize software license revenue in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions.”

In accordance with EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” we include all shipping and handling billings to customers in revenues, and freight costs incurred for product shipments are included in cost of products sold.

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

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS 123R effective beginning September 3, 2005 using the Modified Prospective Application Method. Under this method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS 123R for the three and six months ended March 3, 2006, was an increase of $17,000 and $27,000, respectively, to selling, general and administrative expenses. The weighted average fair value of options granted during the six months ended March 3, 2006 was $1.07 with an aggregate total value of $34,000. As of March 3, 2006, $7,000 of unrecognized compensation costs related to non-vested stock options is expected to be recognized over the following eight months.

For the three and six months ended March 4, 2005, the following table includes disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and illustrates the effect on net earnings and net earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123:

	Three months ended	Six months ended
	March 4, 2005	March 4, 2005
Net earnings
As Reported	$127,904	$239,789
Deduct:
Compensation cost using the fair value method, net of tax	(20,536)	(59,274)
Pro Forma	$107,368	$180,515

Net earnings per share
As Reported
Basic	$.01	$.02
Diluted	.01	.02
Pro Forma
Basic	.01	.01
Diluted	.01	.01

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
	Three months ended		Six months ended
	March 3, 2006	March 4, 2005	March 3, 2006	March 4, 2005
Risk free interest rate	4.50%	4.00%	4.41%	4.00%
Expected term	10.0 years	2.8 years	5.6 years	2.8 years
Volatility	90%	90%	90%	90%
Expected annual dividends	none	none	none	none

The weighted average fair value of options granted during the three and six months ended March 4, 2005 was $ .81 with an aggregate total value of $8,140.

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

Bank Overdrafts

Bank overdrafts consist of outstanding checks that have not cleared our bank. Overdrafts are offset against cash balances to the extent that cash balances are available in the account on which the checks are issued. Remaining balances of overdrafts are included in our accounts payable balances. At March 3, 2006 and September 2, 2005 outstanding checks in the amounts of $711,000 and $286,000, respectively, were included in accounts payable balances.

Note 2 Accounts Receivable

Accounts receivable are summarized as follows:

	March 3, 2006	September 2, 2005
	(Unaudited)

Accounts receivable - trade	$4,086,919	$2,603,633
Other receivables	75,728	76,528
	4,162,647	2,680,161

Less allowance for doubtful accounts	(387,197)	(371,053)
	$3,775,450	$2,309,108

Note 3 Inventories

Inventories are summarized as follows:

	March 3, 2006	September 2, 2005
	(Unaudited)
Raw material	$3,571,780	$3,361,530
Work-in-process	838,947	1,089,084
Finished goods	3,395,836	2,998,121
	7,806,563	7,448,735

Less inventory reserves	(3,592,313)	(3,492,313)
	$4,214,250	$3,956,422

During the first six months of fiscal 2006, inventory reserves were increased by provisions of $100,000. Our inventory reserve of approximately $3,592,000 at March 3, 2006 is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should our sales efforts not be successful.

Note 4	Other Assets

Other assets consisted of the following:

	March 3, 2006 (unaudited)
	Cost	Accumulated Amortization	Net
License agreements	$716,300	$(382,712)	$333,588
Patent applications	415,275	-	415,275
Trademarks	89,736	(11,258)	78,478
Loan facility fees	37,500	(25,000)	12,500
Other	6,889	-	6,889
	$1,265,700	$(418,970)	$846,730

	September 2, 2005
	Cost	Accumulated Amortization	Net
License agreements	$686,300	$(317,380)	$368,920
Patent applications	420,457	-	420,457
Trademarks	89,736	(6,484)	83,252
Loan facility fees	37,500	(6,250)	31,250
Other	6,889	-	6,889
	$1,240,882	$(330,114)	$910,768

Amortization expense of other assets for the three and six months ended March 3, 2006, amounted to $44,000 and $89,000, respectively. Amortization expense of other assets for the three and six months ended March 4, 2005, amounted to $41,000 and $84,000, respectively.

We conduct an ongoing review of our intellectual property rights and potential trademarks. As of March 3, 2006, we incurred $415,000 and $38,000 of legal expenses related to the filing of applications for various patents and trademarks, respectively. Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life of the patents and trademarks or their estimated useful lives. If it becomes more likely than not that patent application will not be granted, we will write-off the deferred cost at that time. At March 3, 2006, the cost of registered trademarks amounted to $52,000. License agreements are amortized over their estimated useful life of five years. Loan facility fees are amortized over twelve months.

Note 5	Financing Agreements
Revolving Line of Credit and Term Loan Facility

WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on June 30, 2006, or upon demand, and requires an annual facility fee of .75% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (7.50% at March 3, 2006).

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in process kit inventories; 40% to 50% of eligible finished goods inventories; and 50% of import letter of credit commitment balances. The loan is secured by a first lien on substantially all of WCI’s assets and guaranteed by Wegener Corporation. At March 3, 2006, balances outstanding on the revolving line of credit amounted to $731,000. No borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers, which at March 3, 2006 amounted to $1,521,000. At March 3, 2006, approximately $2,167,000, net of outstanding letters of credit, was available to borrow under the advance formulas.

Under the loan facility, we are required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2005, retain certain key employees, maintain certain financial ratios, and are precluded from paying dividends. At March 3, 2006, we were not in compliance with the tangible net worth covenant, for which the bank granted a waiver. While no assurances may be given, we believe, upon maturity, the existing loan facility will be renewed on substantially similar terms.

Note 6	Income Taxes

For the six months ended March 3, 2006, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $628,000 in the first six months of fiscal 2006. At March 3, 2006, net deferred tax assets of $5,338,000, were fully reserved by a valuation allowance.

At March 3, 2006, we had a federal net operating loss carryforward of approximately $9,218,000, which expires beginning fiscal 2020 through fiscal 2026. Additionally, we had an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

Note 7	Earnings Per Share (Unaudited)

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.

	Three months ended
	March 3, 2006			March 4, 2005
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net (loss) earnings	$(1,101,631)			$127,904
Basic (loss) earnings per share:
Net (loss) earnings available to common shareholders	$(1,101,631)	12,579,051	$(.09)	$127,904	12,560,260	$.01

Effect of dilutive potential common shares:
Stock options	-	-		-	326,839

Diluted (loss) earnings per share:
Net (loss) earnings available to common shareholders	$(1,101,631)	12,579,051	$(.09)	$127,904	12,887,099	$.01

	Six months ended
	March 3, 2006			March 4, 2005
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net (loss) earnings	$(1,744,133)			$239,789
Basic (loss) earnings per share:
Net (loss) earnings available to common shareholders	$(1,744,133)	12,579,051	$(.14)	$239,789	12,548,320	$.02

Effect of dilutive potential common shares:
Stock options	-	-		-	257,183
Diluted (loss) earnings per share:
Net (loss) earnings available to common shareholders	$(1,744,133)	12,579,051	$(.14)	$239,789	12,805,503	$.02

Stock options excluded from the diluted net (loss) earnings per share calculation due to their anti-dilutive effect are as follows:
	Three months ended		Six months ended
	March 3, 2006	March 4, 2005	March 3, 2006	March 4, 2005
Common stock options:
Number of shares	1,345,531	562,464	1,345,531	584,310
Exercise price	$.63 to $2.72	$2.08 to $2.72	$.63 to $2.72	$1.78 to $2.72

Note 8	Segment Information and Significant Customers (Unaudited)

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company operates within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment the Company has three sources of revenues as follows:

	Three months ended		Six months ended
	March 3, 2006	March 4, 2005	March 3, 2006	March 4, 2005
Product Line
Direct Broadcast Satellite	$4,416,178	$6,168,552	$9,199,454	$12,282,239
Analog and Custom Products	9,357	30,327	47,082	187,046
Service	154,023	137,678	317,655	273,343
	$4,579,558	$6,336,557	$9,564,191	$12,742,628

Revenues by geographic area are as follows:

	Three months ended		Six months ended
	March 3, 2006	March 4, 2005	March 3, 2006	March 4, 2005
Geographic Area
United States	$4,359,751	$6,258,576	$9,084,023	$12,454,813
Latin America	7,027	38,325	88,076	123,290
Canada	33,381	33,531	81,118	33,531
Europe	175,769	1,930	304,234	103,815
Other	3,630	4,195	6,740	27,179
	$4,579,558	$6,336,557	$9,564,191	$12,742,628

All of the Company’s long-lived assets are located in the United States. Customers representing 10% or more of the respective periods’ revenues are as follows:

	Three months ended			Six months ended
	March 3, 2006		March 4, 2005	March 3, 2006		March 4, 2005
Customer 1	28.6%		(a )	13.8%		(a )
Customer 2	17.6%		24.8%	19.7%		26.5%
Customer 3	(a	)	19.5%	(a	)	14.2%
Customer 4	(a	)	14.6%	(a	)	11.7%
Customer 5	(a	)	(a )	(a	)	11.2%

(a)	Revenues for the period were less than 10% of total revenues.

Note 9	Commitments

We have two manufacturing and purchasing agreements for certain finished goods inventories. At March 3, 2006, outstanding purchase commitments under these agreements amounted to $4,800,000. Pursuant to the above agreements, at March 3, 2006, we had outstanding letters of credit in the amount of $1,521,000. In addition, at March 3, 2006, we had an outstanding commitment for engineering design and software development services in the amount of $233,000.

Note 9	Guarantees and Warranty Liability

Warranty
We warrant our products for a 12 to 14 month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. We expense costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty provisions which remained outstanding at March 3, 2006, amounted to $285,000. For the six months ended March 3, 2006, accrued warranty provisions were increased by $60,000. Warranty expense recognized during the six months ended March 3, 2006, amounted to $60,000.

Letters of Credit
We provide standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements. At March 3, 2006, outstanding letters of credit amounted to $1,521,000.

Financing Agreements
The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At March 3, 2006, balances outstanding on the loan facility were $731,000.

WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITON AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 2, 2005, contained in the Company’s 2005 Annual Report on Form 10-K.

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

During the second quarter of fiscal 2006, we booked approximately $6.1 million in new orders, including a $3.6 million contract from BBC World Services (BBC) utilizing our iPump® system for its international radio distribution network. The system will allow the BBC to distribute audio to over 900 partners globally through advanced digital file store-forward technology, as well as traditional linear broadcasting. Shipments to the BBC are scheduled to begin in the third quarter of fiscal 2006 and continue into fiscal 2007. Approximately $2.1 million of the BBC order is expected to ship in fiscal 2006 and the remainder of the order to ship in 2007.

During the first quarter of fiscal 2006, approximately $9.0 million in new orders were booked. Four significant orders were received from two radio networks, a government agency and a private network. iPump® systems accounted for more than 90% of these orders. Approximately $4.4 million of first quarter bookings shipped in the first six months of fiscal 2006 and approximately $2.8 million is expected to ship in the second half of fiscal 2006 and approximately $1.9 million in fiscal 2007.

Additionally, during the first and second quarters of fiscal 2006, initial orders for the SMD 515 Streaming Media Decoder, our high definition MPEG-4/h.264 settop box for telcommunication customer applications, were received. Nominal shipments are scheduled to begin late in the third quarter or fourth quarter of fiscal 2006. Our supplier of MPEG-4/h.264 chipsets has experienced additional delays in releasing final software code for the chipsets. The most recent information from the supplier is that they expect final code to be released late in our third quarter or early in our fourth quarter of fiscal 2006.

At March 3, 2006, our eighteen-month backlog was approximately $15.9 million compared to $10.1 million at September 2, 2005 and $13.1 million at March 4, 2005. The total multi-year backlog at March 3, 2006, was approximately $25.9 million compared to $23.9 million at September 2, 2005 and $28.4 at March 4, 2005.

The March 3, 2006 backlog reflects an amendment to an existing multi-year sales contract with a long-term business music customer. Under the terms of the amended agreement, beginning in our fourth quarter of fiscal 2006 and ending in the fourth quarter of fiscal 2007, product deliveries for varying periods will be curtailed. In consideration of the amendment, we will receive payments in lieu of product deliveries of approximately $1.9 million. Deliveries of a new lower cost product will resume in the fourth quarter of fiscal 2007 and continue into fiscal 2011. This amended agreement allows our long-term customer to bring product inventories in line with their revised utilization forecast and extends our multi-year sales contract from fiscal 2009 into fiscal 2011. The effect of the amendment was to reduce our eighteen month backlog by $4.6 million and total multi-year backlog by $4.0 million.

We are continuing to invest in technologies for the next generation of industry purchases utilizing MPEG-4/H.264 video compression. MPEG-4/H.264 compression reduces bandwidth utilization by almost half, which allows present networks to cut recurring costs by up to 50% and allows the creation of new networks that were not possible with previous technologies. Alternately, our customers will be able to upgrade their video to high definition and significantly increase its quality while maintaining similar bandwidth utilization to their current MPEG-2 standard definition utilization. IPTV settops and DVB satellite receivers will be our first products with MPEG-4/H.264 technology as we continue to explore other potential applications for the technology. We expect the development of products utilizing MPEG-4/H.264 technology to continue throughout the balance of fiscal 2006 and into fiscal 2007.

In addition to MPEG-4 product development, we are also investing in the diversification of the iPump® Media Server for alternate markets utilizing store-forward technology. We expanded the functionality of the iPump® for use in the broadcast television, radio and news markets, where we have traditionally been strong. We believe that the investments we are undertaking in technology will result in new products that will continue to generate additional backlog throughout the year as the products come closer to market release. As we have previously indicated, we continue to believe we will have an operating loss for the majority of fiscal 2006 while development of the new products continues.

Financial Position and Liquidity

At March 3, 2006, we had line of credit borrowings outstanding of $731,000. Our $5,000,000 bank loan facility is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. The loan facility matures on June 30, 2006, or upon demand. At March 3, 2006, approximately $2,167,000, net of outstanding letters of credit in the amount of $1,521,000, remained available to borrow under the advance formulas.

During the first six months of fiscal 2006 our cash balances decreased by $1,060,000 and line of credit borrowings increased to the outstanding balance of $731,000. These funds were used to fund net losses adjusted for non cash expenses of $308,000, increases in working capital of $572,000 and investing activities consisting of capitalized software additions of $768,000, equipment additions of $124,000 and $25,000 for legal expenses related to the filing of applications for various patents and trademarks.

Our current financial projections reflect an increase in revenues and improved operating results for the second half of fiscal 2006 compared to the first half of fiscal 2006 and for fiscal 2007 compared to fiscal 2006. If we achieve our revenue and operating projections for the second half of fiscal 2006 and for fiscal 2007, we expect our line of credit borrowings to increase. In addition, we could exceed our line of credit limit of $5,000,000 during the second half of fiscal 2006. The increase in borrowings and the increase in the line of credit would be required to support anticipated increases in inventory, accounts receivable and letter of credit commitment balances. No assurances can be given that the bank will grant an increase in the line of credit or that upon maturity (June 30, 2006) the line will be renewed or that additional sources of capital, if needed, will be available. If adequate financing were not available, we would not be able to achieve our financial projections. Should anticipated future revenues and improved operating results not materialize, or if adequate financing was not available, we are committed to reducing operating costs and resulting operating losses to bring them in line with revenue levels.

(See the Liquidity and Capital Resources section on page 20 for further discussion.)

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 3, 2006 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 4, 2005

The following table sets forth, for the periods indicated, the components of our results of operations as a percentage of sales:

	Three months ended		Six months ended
	March 3, 2006	March 4, 2005	March 3, 2006	March 4, 2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of products sold	66.8	61.8	67.0	62.2
Gross margin	33.2	38.2	33.0	37.8
Selling, general, and administrative	40.2	22.8	35.5	22.4
Research & development	16.7	12.2	15.5	12.4
Operating (loss) income	(23.7)	3.3	(18.0)	3.1
Interest expense	( .4)	( .2)	( .3)	( .2)
Interest income	-	.1	.1	.1
(Loss) earnings before income taxes	(24.1)	3.2	(18.2)	2.9
Income tax expense	-	1.1	-	1.1
Net (loss) earnings	(24.1)%	2.0%	(18.2)%	1.9%

The operating results for the three and six months ended March 3, 2006 were net losses of $(1,102,000) or $(0.09) per share and $(1,744,000) or $(0.14) per share, respectively, compared to net earnings of $128,000 or $0.01 per share and $240,000 or $0.02 per share, respectively, for the three and six months ended March 4, 2005.

Revenues - Revenues for the three months ended March 3, 2006 decreased $1,757,000 or 27.7% to $4,580,000 from $6,337,000. Revenues for the six months ended March 3, 2006 decreased $3,178,000 or 24.9% to $9,564,000 from $12,743,000.

Direct Broadcast Satellite (DBS) revenues (including service revenues) decreased $1,736,000 or 27.5% in the second quarter of fiscal 2006 to $4,570,000 from $6,306,000 in the same period of fiscal 2005. For the six months ended March 3, 2006, DBS revenues decreased $3,038,000 or 24.2% to $9,517,000 from $12,555,000 for the six months ended March 4, 2005. The decreases were due to lower than expected shippable orders for the periods, especially for our iPump® system, and scheduled decreases in revenues to a business music network customer. The second quarter and first six months of fiscal 2005 benefited from shipments to a new radio broadcast customer as well as orders from existing customers for new network applications and expansion of existing networks. Analog and Custom Products Group (previously referred to as Telecom and Custom Products Group) revenues decreased $21,000 or 69.2% in the second quarter of fiscal 2006 to $9,000 from $30,000 in the same period of fiscal 2005. For the six months ended March 3, 2006, Analog and Custom Products Group revenues decreased $140,000 or 74.8% to $47,000 from $187,000 for the six months ended March 4, 2005. The decrease in revenues for the three and six month periods reflects a decline in orders for older analog and cue and control equipment. Revenues and order backlog are subject to the timing of significant orders from customers and new product introductions, and as a result revenue levels may fluctuate from quarter to quarter.

For the three months ended March 3, 2006, two customers accounted for 28.9% and 17.6% of revenues, respectively. For the three months ended March 4, 2005, three customers accounted for 24.8%, 19.5% and 14.6% of revenues, respectively. For the six months ended March 3, 2006, two customers accounted for 19.7% and 13.8% of revenues, respectively. For the six months ended March 4, 2005, four customers accounted for 26.5%, 14.2%, 11.7% and 11.2% of revenues, respectively. Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2006 and beyond. Our backlog is comprised of undelivered, firm customer orders which are scheduled to ship within eighteen months. The backlog was approximately $15.9 million at March 3, 2006, compared to $10.1 million at September 2, 2005, and $13.1 million at March 4, 2005. Four customers accounted for 30.4%, 23.4%, 22.9% and 10.5%, respectively, of the backlog at March 3, 2006. The total multi-year backlog at March 3, 2006, was approximately $25.9 million compared to $23.9 million at September 2, 2005 and $28.4 million at March 4, 2005.

The March 3, 2006 backlog reflects an amendment to an existing multi-year sales contract with a long-term business music customer. Under the terms of the amended agreement, beginning in our fourth quarter of fiscal 2006 and ending in the fourth quarter of fiscal 2007, product deliveries for varying periods will be curtailed. In consideration of the amendment, we will receive payments in lieu of product deliveries of approximately $1.9 million. Deliveries of a new lower cost product will resume in the fourth quarter of fiscal 2007 and continue into fiscal 2011. This amended agreement allows our long-term customer to bring product inventories in line with their revised utilization forecast and extends our multi-year sales contract from fiscal 2009 into fiscal 2011. The effect of the amendment was to reduce our eighteen month backlog by $4.6 million and total multi-year backlog by $4.0 million.

Gross Profit Margins - The Company's gross profit margin percentages were 33.2% and 33.0% for the three and six month periods ended March 3, 2006, compared to 38.2% and 37.8% for the three and six month periods ended March 4, 2005. Gross profit margin dollars decreased $901,000 and $1,663,000 for the three and six month periods ended March 3, 2006, compared to the same periods ended March 4, 2005. The decrease in margin percentages and dollars for the three and six months ended March 3, 2006 was mainly due to decreased revenues, which resulted in higher unit fixed overhead costs. Profit margins in the three and six month periods of fiscal 2006 were adversely impacted by increases in capitalized software amortization expenses of $119,000 and $215,000 and warranty provisions of $50,000 and $60,000, respectively, compared to the same periods of fiscal 2005. In addition, profit margins in the three and six month periods of fiscal 2006 included inventory reserve charges of $50,000 and $100,000 compared to $25,000 and $25,000 for the same periods of fiscal 2005.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses increased $397,000 or 27.5% to $1,840,000 for the three months ended March 3, 2006, from $1,443,000 for the three months ended March 4, 2005. For the six months ended March 3, 2006, SG&A expenses increased $545,000 or 19.1% to $3,393,000 from $2,848,000 for the same period ended March 4, 2005. Corporate SG&A expenses increased $341,000, or 130.9%, and $433,000, or 84.3%, for the three and six months ended March 3, 2006, respectively, compared to the same periods in fiscal 2005, mainly due to costs related to the proxy contest and a shareholder lawsuit. WCI’s SG&A expenses increased $56,000, or 4.7%, and $112,000, or 4.8%, for the three and six months ended March 3, 2006, compared to the same periods in fiscal 2005. The increases in WCI’s SG&A expenses were mainly due to increases in sales commissions associated with bookings and trade show expenses. SG&A expenses included $17,000 and $27,000 of noncash stock-based compensation in the three and six months ended March 3, 2006 compared to none in the same periods of fiscal 2005. As a percentage of revenues, SG&A expenses were 40.2% and 35.5% for the three and six month periods ended March 3, 2006, compared to 22.8% and 22.4% for the same periods in fiscal 2005.

Research and Development - Research and development (R&D) expenditures, including capitalized software development costs, were $1,131,000, or 24.7% of revenues, and $2,252,000, or 23.4% of revenues, for the three and six month periods ended March 3, 2006, compared to $1,185,000, or 18.7% of revenues, and $2,394,000, or 18.8% of revenues, for the same periods of fiscal 2005. The decreases in expenditures in the three and six months ended March 3, 2006, compared to the same periods of fiscal 2005, were mainly due to lower engineering consulting expenses resulting from completed projects. Capitalized software development costs amounted to $367,000 and $768,000 for the second quarter and first six months of fiscal 2006 compared to $414,000 and $819,000 for the same periods of fiscal 2005. The decreases in capitalized software costs are due to decreased expenditures on the iPump Media Server and Compel products. R&D expenses, excluding capitalized software expenditures, were $764,000, or 16.7% of revenues, and $1,484,000, or 15.5% of revenues, for the three and six months ended March 3, 2006, compared to $772,000, or 12.2% of revenues, and $1,575,000, or 12.4% of revenues, for the same periods of fiscal 2005. The decrease in expenses in the first six months of fiscal 2006 compared to the same period of fiscal 2005 was mainly due to the decrease in engineering consulting expenses and decreases in employee recruiting costs and depreciation expense, which were partially offset by increases in prototype expenses, salaries and decreased amounts of capitalized software development costs.

Interest Expense - Interest expense increased $5,000 to $20,000 for the three months ended March 3, 2006, from $15,000 for the three months ended March 4, 2005, due to line-of-credit borrowings in the second quarter of fiscal 2006. For the six months ended March 3, 2006, interest expense decreased $5,000 to $25,000 from $30,000 for the same period ended March 4, 2005. The decrease for the six month periods in fiscal 2006 was primarily due to a decrease in average outstanding letter of credit commitment balances offset by the increase in interest expense associated with the line-of-credit borrowings.

Interest Income - Interest income was $2,000 and $5,000 for the three and six month periods ended March 3, 2006, compared to $7,000 and $10,000 for the same periods ended March 4, 2005. The decreases for the three and six months ended March 3, 2006 were mainly due to lower average balances of cash and cash equivalents.

Income Tax Expenses - For the six months ended March 3, 2006, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $628,000 in the first six months of fiscal 2006. At March 3, 2006 net deferred tax assets of $5,338,000, were fully reserved by a valuation allowance.
.
CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgements. These policies are as follows:

Revenue Recognition - Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Revenues from separate service maintenance agreements are recognized ratably over the term of the agreements. We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by us. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three and six months ended March 3, 2006, revenues in the amount of $679,000 and $1,373,000 respectively, were appropriately recorded prior to delivery as bill and hold transactions in accordance with the provisions of SAB 104. At March 3, 2006, accounts receivable for these revenues amounted to $679,000.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard cost, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At March 3, 2006, inventories, net of reserve provisions, amounted to $4,214,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At March 3, 2006, capitalized software costs, net of accumulated amortization, amounted to $1,635,000.

Deferred Tax Asset Valuation Allowance - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. At March 3, 2006, deferred tax assets in the amount of $5,338,000 were fully reserved by a valuation allowance. For the three months ended March 3, 2006, the valuation allowance was increased by $628,000.

Accounts Receivable Valuation - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. At March 3, 2006, accounts receivable, net of allowances for doubtful accounts, amounted to $3,775,000.

LIQUIDITY AND CAPITAL RESOURCES
SIX MONTHS ENDED MARCH 3, 2006

At March 3, 2006, our primary source of liquidity was a $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. At March 3, 2006, we had line of credit borrowings outstanding of $731,000. At March 3, 2006, approximately $2,167,000, net of outstanding letters of credit in the amount of $1,521,000, was available to borrow under the advance formulas. Cash and cash equivalents decreased $1,060,000 during the first six months of fiscal 2006.

During the first six months of fiscal 2006, operating activities used $880,000 of cash. Net losses adjusted for noncash expenses used $308,000 of cash, while changes in accounts receivable and customer deposit balances used $1,416,000 of cash. Changes in inventories, accounts payable and accrued expenses, and other assets provided $844,000 of cash. Cash used by investing activities was $119,000 for property and equipment expenditures, $768,000 for capitalized software additions and $25,000 for legal expenses related to the filing of applications for various patents and trademarks. Financing activities provided $731,000 of cash from the net line-of-credit borrowings.

WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 with sublimits as defined. The loan facility matures on June 30, 2006, or upon demand and requires an annual facility fee of .75% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (7.50% at March 3, 2006).

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. The loan is secured by a first lien on substantially all of WCI’s assets and guaranteed by Wegener Corporation. At March 3, 2006, balances outstanding on the revolving line of credit amounted to $731,000. No borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers, which at March 3, 2006 amounted to $1,521,000.

Our current financial projections reflect an increase in revenues and improved operating results for the second half of fiscal 2006 compared to the first half of fiscal 2006 and for fiscal 2007 compared to fiscal 2006. If we achieve our revenue and operating projections for the second half of fiscal 2006 and for fiscal 2007, we expect our line of credit borrowings to increase. In addition, we could exceed our line of credit limit of $5,000,000 during the second half of fiscal 2006. The increase in borrowings and the increase in the line of credit would be required to support anticipated increases in inventory, accounts receivable and letter of credit commitment balances. No assurances can be given that the bank will grant an increase in the line of credit or that upon maturity (June 30, 2006) the line will be renewed or that additional sources of capital, if needed, will be available. If adequate financing were not available, we would not be able to achieve our financial projections. Should anticipated future revenues and improved operating results not materialize, or if adequate financing was not available, we are committed to reducing operating costs and resulting operating losses to bring them in line with revenue levels.

In addition, at March 3, 2006, we had land and buildings and improvements with a cost basis of $4,454,000 which had no mortgage balances outstanding. Land and buildings are not currently used in the existing loan facility’s availability advance formulas; however, we believe these assets could be used to support additional borrowing capacities either with our existing bank or from other sources.

Under the loan facility, we are required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2005, retain certain key employees, maintain certain financial ratios, and are precluded from paying dividends. At March 3, 2006, we were not in compliance with the tangible net worth covenant, for which the bank granted a waiver.

We have two manufacturing and purchasing agreements for certain finished goods inventories. At March 3, 2006, outstanding purchase commitments under these agreements amounted to $4,074,000. Pursuant to the above agreements, at March 3, 2006, we had outstanding letters of credit in the amount of $1,521,000. In addition, at March 3, 2006, we had an outstanding commitment for engineering design and software development services in the amount of $725,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of our long-term contractual obligations as of March 3, 2006 consisted of:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2006	Fiscal 2007-2008	Fiscal 2009-2010
Operating leases	$233,000	$93,000	$136,000	$4,000
Purchase commitments	4,800,000	4,292,000	508,000	-
Total	$5,033,000	$4,385,000	$644,000	$4,000

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank’s prime rate. At March 3, 2006, line of credit outstanding borrowings amounted to $731,000.

We do not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (March 3, 2006). Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 21, 2006, Henry Partners, L.P. and Matthew Partners, L.P. (collectively, "Plaintiffs") filed a complaint in the Court of Chancery in the State of Delaware in and for New Castle County (the "Complaint") against Wegener Corporation (the "Company") and seven of its directors, Robert A. Placek, Wendell H. Bailey, Phylis A. Eagle-Oldson, C. Troy Woodbury, Jr., Joe K. Parks, Thomas G. Elliot and Ned L. Mountain. In the Complaint, Plaintiffs alleged that these directors breached their fiduciary duties in connection with the February 3, 2006 expansion of the size of the Company's board of directors by two seats and the appointment to those two seats of Messrs. Placek and Bailey, who had not been reelected to the board by the Company's stockholders at the Company's 2006 annual meeting. In the Complaint, Plaintiffs sought an order invalidating the expansion of the board, invalidating the appointment of Messrs. Placek and Bailey to the board, and permanently enjoining the seven directors, or anyone acting on their behalf, from altering the size of the Company's board of directors or reappointing Messrs. Placek and Bailey to the board. Plaintiffs further sought a declaration that the seven directors breached their fiduciary duties of loyalty, care and good faith, and that Messrs. Placek and Bailey aided and abetted the alleged breaches by the other directors. Plaintiffs also sought an award for damages, including the costs incurred by Plaintiffs in connection with their recent proxy contest, and the costs and expenses, including attorneys' fees, associated with this action.

On March 17, 2006, Henry Partners, L.P. and Matthew Partners, L.P. filed a Notice of Dismissal with respect to the complaint.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 31, 2006, the Annual Meeting of Shareholders was held and the shares present voted on the following matters:

(1.)	The shareholders approved the election of the following nominees to the Board of Directors to serve for a term of three years expiring in 2009:

David W.Wright (Class II Director)
5,674,601 votes FOR
3,800 votes WITHHELD

Jeffrey J. Haas (Class II Director)
5,671,401 votes FOR
7,000 votes WITHHELD

The terms of office of Thomas G. Elliott and Ned L. Mountain as Class III directors and Phylis A. Eagle-Oldson, C. Troy Woodbury and Joe K. Parks as Class I directors, continued subsequent to the Annual Meeting.

(2.)	The appointment of BDO Seidman, LLP as auditors for the Company for the fiscal year 2006 was approved with 9,998,034 votes FOR, 54,101 votes AGAINST, and 73,690 votes ABSTAINING.

(3.)
The shareholder proposal to request the Board of Directors to redeem or rescind the Company’s Stockholder Rights Agreement was not approved by a majority vote with 5,014,420 votes FOR, 4,028,167 AGAINST and 1,103,688 ABSTAINING.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this report. An asterisk identifies those exhibits previously filed and incorporated herein by reference below. For each such exhibit there is shown the description of the actual filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document

*3.1	By-Laws (Reg. No. 2-81795, Exhibits 3(a) and 3(b)).

*3.2	Certificate of Incorporation as amended through May 4, 1989, (1989 10-K, filed November 30, 1989, SEC file No. 0-11003, Exhibit 3.2).

*3.3	Amendment to Certificate of Incorporation (1997 10-Q, filed June 27, 1997, SEC file No. 0-11003, Exhibit 3.1).

*3.4	Amended and Restated By-laws (Form 8-K, dated as of May 1, 2003 and filed May 6, 2003, Exhibit 3.1).

31.1	Certification of Chief Executive Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEGENER CORPORATION
(Registrant)
Date: April 17, 2006	By:	/s/ Robert A. Placek
Robert A. Placek
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: April 17, 2006	By:	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
Treasurer and Chief Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)