Form 10-Q
period 2006-06-02
WEGENER CORP
filed 2006-07-12
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2006

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________to_____________________________

Commission file No. 0-11003
WEGENER CORPORATION

(Exact name of registrant as specified in its charter)
Delaware	81-0371341
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

11350 Technology Circle, Duluth, Georgia	30097-1502
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐ Accelerated filer ☐ Non accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	12,579,051 Shares
Class	Outstanding at June 30, 2006

WEGENER CORPORATION
Form 10-Q For the Quarter Ended June 2, 2006

INDEX

PART I. Financial Information

Item 1.	Financial Statements

	Introduction	3

	Consolidated Statements of Operations
	(Unaudited) - Three and Nine Months Ended
	June 2, 2006 and June 3, 2005	4

	Consolidated Balance Sheets - June 2,
	2006 (Unaudited) and September 2, 2005	5

	Consolidated Statements of Shareholders' Equity
	(Unaudited) - Nine Months Ended June 2,
	2006 and June 3, 2005	6

	Consolidated Statements of Cash Flows
	(Unaudited) - Nine Months Ended June 2,
	2006 and June 3, 2005	7

	Notes to Consolidated Financial
	Statements (Unaudited)	8-15

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. Other Information

Item 6.	Exhibits	24

	Signatures	25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of June 2, 2006; the consolidated statements of shareholders' equity as of June 2, 2006, and June 3, 2005; the consolidated statements of operations for the three and nine months ended June 2, 2006, and June 3, 2005; and the consolidated statements of cash flows for the nine months ended June 2, 2006, and June 3, 2005; have been prepared without audit. The consolidated balance sheet as of September 2, 2005, has been audited by independent registered public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 2, 2005, File No. 0-11003.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	June 2,	June 3,	June 2,	June 3,
	2006	2005	2006	2005
Revenue	$6,607,740	$4,252,879	$16,171,931	$16,995,507
Operating costs and expenses
Cost of products sold	4,197,714	2,785,289	10,608,076	10,711,256
Selling, general and administrative	1,496,556	1,595,302	4,890,172	4,443,611
Research and development	734,078	835,890	2,218,518	2,410,904
Operating costs and expenses	6,428,348	5,216,481	17,716,766	17,565,771

Operating income (loss)	179,392	(963,602)	(1,544,835)	(570,264)
Interest expense	(42,942)	(16,213)	(68,273)	(45,845)
Interest income	1,326	12,272	6,751	22,355

Earnings (loss) before income taxes	137,776	(967,543)	(1,606,357)	(593,754)

Income tax benefit	-	348,000	-	214,000

Net earnings (loss )	$137,776	$(619,543)	$(1,606,357)	$(379,754)

Net earnings (loss) per share:
Basic	$.01	$(.05)	$(.13)	$(.03)
Diluted	$.01	$(.05)	$(.13)	$(.03)

Shares used in per share calculation
Basic	12,579,051	12,574,447	12,579,051	12,557,029
Diluted	12,765,925	12,574,447	12,579,051	12,557,029

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 2,	September 2,
	2006	2005
Assets	(Unaudited)

Current assets
Cash and cash equivalents	$46,519	$1,106,872
Accounts receivable	4,409,986	2,309,108
Inventories	4,372,815	3,956,422
Other	425,045	231,180
Total current assets	9,254,365	7,603,582

Property and equipment, net	2,347,930	2,521,012
Capitalized software costs, net	1,416,720	1,766,380
Other assets	742,675	910,768
	$13,761,690	$12,801,742

Liabilities and Shareholders’ Equity

Current liabilities
Bank line of credit	$423,453	$-
Accounts payable	2,470,454	890,564
Accrued expenses	2,779,513	2,432,453
Customer deposits	1,739,729	1,553,760
Total current liabilities	7,413,149	4,876,777

Commitments and contingencies

Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares
authorized; 12,579,051 and 12,579,051 shares
respectively, issued and outstanding	125,791	125,791
Additional paid-in capital	19,922,415	19,892,482
Deficit	(13,699,665)	(12,093,308)
Total shareholders’ equity	6,348,541	7,924,965
	$13,761,690	$12,801,742

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit
Balance at September 3, 2004	12,526,051	$125,261	$19,819,549	$(6,421,969)
Common stock issued through
stock options	49,000	490	69,723	-
Net loss for the nine months	-	-	-	(379,754)
BALANCE at June 3, 2005	12,575,051	$125,751	$19,889,272	$(6,801,723)

Balance at September 2, 2005	12,579,051	$125,791	$19,892,482	$(12,093,308)

Share-based compensation	-	-	29,933	-
Net loss for the nine months	-	-	-	(1,606,357)
BALANCE at June 2, 2006	12,579,051	$125,791	$19,922,415	$(13,699,665)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	June 2,	June 3,
	2006	2005
Cash flows from operating activities
Net loss	$(1,606,357)	$(379,754)
Adjustments to reconcile net loss to
cash (used for) provided by operating activities
Depreciation and amortization	2,028,829	1,567,824
Share-based compensation expense	29,933	-
Provision for bad debts	(35,000)	50,000
Provision for inventory reserves	175,000	75,000
Provision for warranty reserves	110,000	70,000
Benefit from change in deferred income taxes	-	(214,000)
Changes in assets and liabilities
Accounts receivable	(2,065,878)	41,845
Inventories	(591,393)	60,102
Other assets	(193,865)	(40,076)
Accounts payable and accrued expenses	1,816,950	152,515
Customer deposits	185,969	337,466
Net cash (used for) provided by operating activities	(145,812)	1,720,922

Cash flows from investment activities
Property and equipment expenditures	(179,539)	(315,491)
Capitalized software additions	(1,099,448)	(1,206,124)
License agreement, patent, and trademark expenditures	(59,007)	(119,456)
Net cash used for investing activities	(1,337,994)	(1,641,071)

Cash flows from financing activities
Net borrowings under revolving line of credit	423,453	-
Proceeds from stock options exercised	-	70,213
Net cash provided by financing activities	423,453	70,213
(Decrease) increase in cash and cash equivalents	(1,060,353)	150,064
Cash and cash equivalents, beginning of period	1,106,872	1,520,761
Cash and cash equivalents, end of period	$46,519	$1,670,825
Supplemental disclosure of cash flow information:
Cash paid during the nine months for:
Interest	$68,273	$45,845

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

Revenue Recognition

Our principal sources of revenues are from the sales of hardware products, network control software products, services and software and hardware maintenance contracts.

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements”, SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. Maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue. We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by the buyer, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three and nine months ended June 2, 2006, revenues in the amount of $1,741,000 and $3,029,000, respectively, were appropriately recorded prior to delivery as bill and hold transactions in accordance with the provisions of SAB 104. At June 2, 2006, accounts receivable for these revenues amounted to $1,316,000. Subsequent to June 2, 2006, payments in the amount of $297,000 were received on these accounts receivable.

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

Embedded in our products is internally developed software of varying applications. We evaluate our products to assess whether software is more than incidental to a product. When we conclude that software is more than incidental to a product, we account for the product as a software product. Revenue on software products and software-related elements is recognized in accordance with SOP No. 97-2. Significant judgment may be required in determining whether a product is a software or hardware product.

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

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS 123R effective beginning September 3, 2005 using the Modified Prospective Application Method. Under this method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS 123R for the three and nine months ended June 2, 2006, was an increase of $3,000 and $30,000, respectively, to selling, general and administrative expenses. The weighted average fair value of options granted during the nine months ended June 2, 2006 was $1.07 with an aggregate total value of $34,000. As of June 2, 2006, $4,000 of unrecognized compensation costs related to non-vested stock options is expected to be recognized over the following five months.

For the three and nine months ended June 3, 2005, the following table includes disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and illustrates the effect on net earnings and net earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123:

	Three months ended	Nine months ended
	June 3, 2005	June 3,2005
Net loss
As Reported	$(619,543)	$(379,754)
Deduct:
Compensation cost using
the fair value method , net
of tax	(20,536)	(79,810)
Pro Forma	$(640,079)	$(459,564)
Loss per share
As Reported
Basic	$(.05)	$(.03)
Diluted	(.05)	(.03)
Pro Forma
Basic	(.05)	(.04)
Diluted	(.05)	(.04)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	June 2,	June 3,	June 2,	June 3,
	2006	2005	2006	2005
Risk free interest rate	-	4.00%	4.41%	4.00%
Expected term	-	2.8 years	5.6 years	2.8 years
Volatility	-	90%	90%	90%
Expected annual dividends	-	none	none	none

The weighted average fair value of options granted during the nine months ended June 3, 2005 was $ .81 with an aggregate total value of $8,140.

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

Bank Overdrafts

Bank overdrafts consist of outstanding checks that have not cleared our bank. Overdrafts are offset against cash balances to the extent that cash balances are available in the account on which the checks are issued. Remaining balances of overdrafts are included in our accounts payable balances. At June 2, 2006 and September 2, 2005, outstanding checks in the amounts of $532,000 and $286,000, respectively, were included in accounts payable balances.

Note 3 Accounts Receivable

Accounts receivable are summarized as follows:

	June 2,	September 2,
	2006	2005
	(Unaudited)
Accounts receivable - trade	$4,663,889	$2,603,633
Other receivables	75,508	76,528
	4,739,397	2,680,161
Less allowance for
doubtful accounts	(329,411)	(371,053)
	$4,409,986	$2,309,108

Note 4 Inventories

Inventories are summarized as follows:

	June 2,	September 2,
	2006	2005
	(Unaudited)
Raw material	$3,595,807	$3,361,530
Work-in-process	1,049,216	1,089,084
Finished goods	3,395,105	2,998,121
	8,040,128	7,448,735

Less inventory reserves	(3,667,313)	(3,492,313)
	$4,372,815	$3,956,422

During the first nine months of fiscal 2006, inventory reserves were increased by provisions of $175,000. Our inventory reserve of approximately $3,667,000 at June 2, 2006 is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that is reasonably possible should our sales efforts not be successful.

Note 5 Other Assets

Other assets consisted of the following:

	June 2, 2006 (unaudited)
	Cost	Accumulated Amortization	Net
License agreements	$748,800	$(508,622)	$240,178
Patent applications	416,965	(563)	416,402
Trademarks	89,736	(13,655)	76,081
Loan facility fees	37,500	(34,375)	3,125
Other	6,889	-	6,889
	$1,299,890	$(557,215)	$742,675

	September 2, 2005
	Cost	Accumulated Amortization	Net
License agreements	$686,300	$(317,380)	$368,920
Patent applications	420,457	-	420,457
Trademarks	89,736	(6,484)	83,252
Loan facility fees	37,500	(6,250)	31,250
Other	6,889	-	6,889
	$1,240,882	$(330,114)	$910,768

Amortization expense of other assets for the three and nine months ended June 2, 2006, amounted to $138,000 and $227,000, respectively. Amortization expense for the three and nine months ended June 2, 2006 included $85,000 related to write-offs of remaining net balances of certain license agreements due to termination of the agreements. Amortization expense of other assets for the three and nine months ended June 3, 2005, amounted to $41,000 and $118,000, respectively.

We conduct an ongoing review of our intellectual property rights and potential trademarks. As of June 2, 2006, we incurred $417,000 and $90,000 of legal expenses related to the filing of applications for various patents and trademarks, respectively. Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life of the patents and trademarks or their estimated useful lives. If it becomes more likely than not that a patent application will not be granted, we will write-off the deferred cost at that time. At June 2, 2006, the cost of registered patents and trademarks amounted to $68,000 and $52,000, respectively. License agreements are amortized over their estimated useful life of 2 to 5 years. Loan facility fees are amortized over twelve months.

Note 6 Financing Agreements Revolving Line of Credit and Term Loan Facility

Subsequent to June 2, 2006, WCI’s bank loan facility automatically renewed for a one year period effective July 1, 2006. The renewed facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on June 30, 2007, or upon demand, and requires an annual facility fee of .75% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000. The interest on the renewed facility will remain at the bank’s prime rate (8.00% at June 2, 2006). The bank retained the right to adjust the interest rate, subject to subsequent financial performance of the Company.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in process kit inventories; 40% to 50% of eligible finished goods inventories; and 50% of import letter of credit commitment balances. The loan is secured by a first lien on substantially all of WCI’s assets and guaranteed by Wegener Corporation. At June 2, 2006, balances outstanding on the revolving line of credit amounted to $423,000. No borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers, which at June 2, 2006 amounted to $2,782,000. At June 2, 2006, approximately $1,794,000, net of outstanding letters of credit, was available to borrow under the advance formulas.

Under the loan facility, we are required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2005, retain certain key employees, maintain certain financial ratios, and are precluded from paying dividends. At June 2, 2006, we were not in compliance with the tangible net worth covenant, for which the bank granted a waiver.

Note 7 Income Taxes

For the nine months ended, June 2, 2006, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $578,000 in the first nine months of fiscal 2006. At June 2, 2006, net deferred tax assets of $5,288,000, were fully reserved by a valuation allowance.

At June 2, 2006, we had a federal net operating loss carryforward of approximately $8,692,000, which expires beginning fiscal 2020 through fiscal 2026. Additionally, we had an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

Note 8 Earnings Per Share (Unaudited)

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.

	Three months ended
	June 2, 2006			June 3, 2005
			Per			Per
	Earnings	Shares	share	Earnings	Shares	share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net earnings (loss)	$137,776			$(619,543)
Basic earnings (loss) per share:
Net earnings (loss) available
to common shareholders	$137,776	12,579,051	$.01	$(619,543)	12,574,447	$(.05)

Effect of dilutive potential
common shares:
Stock options	-	186,874		-	-

Diluted earnings (loss) per
share:
Net earnings (loss) available	$137,776	12,765,925	$.01	$(619,543)	12,574,447	$(.05)
to common shareholders

	Nine months ended
	June 2, 2006			June 3, 2005
			Per			Per
	Earnings	Shares	share	Earnings	Shares	share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net loss	$(1,606,357)			$(379,754)
Basic loss per share:
Net loss available
to common shareholders	$(1,606,357)	12,579,051	$(.13)	$(379,754)	12,557,029	$(.03)

Effect of dilutive potential
common shares:
Stock options	-	-		-	-

Diluted loss per share:
Net loss available
to common shareholders
	$(1,606,357)	12,579,051	$(.13)	$(379,754)	12,557,029	$(.03)

Stock options excluded from the diluted net earnings (loss) per share calculation due to their anti-dilutive effect are as follows:

	Three months ended		Nine months ended
	June 2,	June 3,	June 2,	June 3,
	2006	2005	2006	2005
Common stock options:
Number of shares	635,156	1,195,531	1,282,531	1,195,531
Exercise price	$1.41 to $2.72	$.63 to $2.72	$.63 to $2.72	$.63 to $2.72

Note 9 Segment Information and Significant Customers (Unaudited)

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we operate within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment we have three sources of revenues as follows:

	Three months ended		Nine months ended
	June 2,	June 3,	June 2,	June 3,
	2006	2005	2006	2005
Product Line
Direct Broadcast Satellite	$6,418,802	$4,027,104	$15,618,256	$16,309,343
Analog and Custom Products	74,641	50,875	121,723	237,922
Service	114,297	174,900	431,952	448,242
	$6,607,740	$4,252,879	$16,171,931	$16,995,507

Revenues by geographic area are as follows:

	Three months ended		Nine months ended
	June 2,	June 3,	June 2,	June 3,
	2006	2005	2006	2005
Geographic Area
United States	$4,221,327	$4,139,116	$13,305,349	$16,593,929
Latin America	12,874	12,813	100,950	136,103
Canada	55,703	27,977	136,821	61,508
Europe	2,301,734	62,948	2,605,968	166,763
Other	16,102	10,025	22,843	37,204
	$6,607,740	$4,252,879	$16,171,931	$16,995,507

All of our long-lived assets are located in the United States. Customers representing 10% or more of the respective periods’ revenues are as follows:

	Three months ended			Nine months ended
	June 2,		June 3,	June 2,		June 3,
	2006		2005	2006		2005
Customer 1	24.2%		(a )	10.3%		(a )
Customer 2	(a	)	24.0%	(a	)	16.7%
Customer 3	26.3%		19.0%	22.4%		24.6%
Customer 4	(a	)	18.4%	(a	)	13.4%
Customer 5	(a	)	(a )	(a	)	10.0%

(a)	Revenues for the period were less than 10% of total revenues.

Note 10 Commitments

We have two manufacturing and purchasing agreements for certain finished goods inventories. At June 2, 2006, outstanding purchase commitments under these agreements amounted to $5,859,000. Pursuant to the above agreements, at June 2, 2006, we had outstanding letters of credit in the amount of $2,782,000. In addition, at June 2, 2006, we had an outstanding commitment for engineering design and software development services in the amount of $616,000.

Note 11 Guarantees and Warranty Liability

Warranty
We warrant our products for a 12 to 14 month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. We expense costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty provisions which remained outstanding at June 2, 2006, amounted to $335,000. For the nine months ended June 2, 2006, accrued warranty provisions were increased by $110,000 for additional estimated warranty claims.

Letters of Credit
We provide standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements. At June 2, 2006, outstanding letters of credit amounted to $2,782,000.

Financing Agreements
The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At June 2, 2006, balances outstanding on the loan facility were $423,000.

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

Certain statements contained in this filing are forward-looking statements within the meaning of applicable securities laws, including the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements are subject to the safe harbors created thereby. Forward-looking statements may be identified by words such as "believes," "expects," "projects," "plans," "anticipates," and similar expressions, and include, for example, statements relating to expectations regarding future sales, income and cash flows. Forward-looking statements are based upon the Company’s current expectations and assumptions, which are subject to a number of risks and uncertainties including, but not limited to: customer acceptance and effectiveness of recently introduced products, development of additional business for the Company’s digital video and audio transmission product lines, effectiveness of the sales organization, the successful development and introduction of new products in the future, delays in the conversion by private and broadcast networks to next generation digital broadcast equipment, acceptance by various networks of standards for digital broadcasting, the Company’s liquidity position and capital resources, general market conditions during fiscal year 2006 and beyond, and success of the Company’s research and development efforts aimed at developing new products. Discussion of these and other risks and uncertainties are provided in detail in the Company’s periodic filings with the SEC, including the Company’s most recent Form 10-K. Since these statements involve risks and uncertainties and are subject to change at any time, the Company’s actual results could differ materially from expected results. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements.
.
OVERVIEW

The Company, through WegenerTM  Communications, Inc. (WCI), its wholly-owned subsidiary, designs and manufactures communications transmission and receiving equipment for the business broadcast, data communications, cable and broadcast radio and television industries. WCI is a leading provider of digital solutions for video, audio and IP data networks, primarily via satellite delivery. Applications include broadcast and cable television, business television, IP data delivery, distance education, business music and radio networks. COMPEL®, our patented network control system, provides network flexibility to regionalize programming, commercials and file transfers.

Revenues and operating results improved significantly in the third quarter of fiscal 2006 compared to the same period of fiscal 2005. The third quarter benefited from the increase in orders booked in the first half of fiscal 2006, which began shipping in the third quarter of fiscal 2006. Third quarter revenues included shipments on the new BBC World Services (BBC) order and a quarter-to-quarter comparable increase in revenues to a business music provider.

While third quarter fiscal 2006 bookings of approximately $2.7 million were lower than expected, several orders we had projected to close during the third quarter are now anticipated to book in the fourth quarter of fiscal 2007, including a new order from Nielsen Media Research, Inc. for the development and manufacture of the new WEGENER SpoTTracTM Encoder. The Nielsen SpoTTrac encoder product for this order is not an in-home set-top monitor device.

During the second quarter of fiscal 2006, we booked approximately $6.1 million in new orders, including a $3.6 million contract from BBC World Services (BBC) utilizing our iPump® system for its international radio distribution network. The system allows the BBC to distribute audio to over 900 partners globally through advanced digital file store-forward technology, as well as traditional linear broadcasting. Approximately $1.6 million of the BBC order shipped in the third quarter of fiscal 2006, approximately $.6 million is expected to ship in the fourth quarter of fiscal 2006, and the remainder of the order will ship in fiscal 2007.

During the first quarter of fiscal 2006, approximately $9.0 million in new orders were booked. Four significant orders were received from two radio networks, a government agency and a private network. iPump® systems accounted for more than 90% of these orders. Of these orders, approximately $1.8 million remains to ship in the fourth quarter of fiscal 2006 and approximately $1.9 million in fiscal 2007.

Additionally, during the first nine months of fiscal 2006, initial orders for the SMD 515 Streaming Media Decoder, our high definition MPEG-4/h.264 settop box for telecommunication customer applications, were received. Nominal shipments are scheduled to begin late in the fourth quarter of fiscal 2006. Our supplier of MPEG-4/h.264 chipsets has experienced additional delays in releasing final software code for the chipsets. The most recent information from the supplier is that it expects final code to be released in our fourth quarter of fiscal 2006.

At June 2, 2006, our eighteen-month backlog was approximately $12.1 million compared to $10.1 million at September 2, 2005 and $12.8 million at June 3, 2005. The total multi-year backlog at June 2, 2006, was approximately $21.3 million compared to $23.9 million at September 2, 2005 and $26.4 million at June 3, 2005.

The June 2, 2006 backlog reflects an amendment to an existing multi-year sales contract with a long-term business music customer. Under the terms of the amended agreement, beginning in our fourth quarter of fiscal 2006 and ending in the fourth quarter of fiscal 2007, product deliveries for varying periods will be curtailed. In consideration of the amendment, we will receive payments in lieu of product deliveries of approximately $1.9 million. Deliveries of a new lower cost product will resume in the fourth quarter of fiscal 2007 and continue into fiscal 2012. This amended agreement allows our long-term customer to bring product inventories in line with their revised utilization forecast and extends our multi-year sales contract from fiscal 2009 into fiscal 2012. The effect of the amendment was to reduce our eighteen-month backlog by $5.6 million and total multi-year backlog by $4.0 million.

We are continuing to invest in new technologies utilizing MPEG-4/H.264 video compression. MPEG-4/H.264 compression reduces bandwidth utilization by almost half, which allows present networks to cut recurring costs by up to 50% and allows the creation of new networks that were not possible with previous technologies. Alternately, our customers will be able to upgrade their video to high definition and significantly increase its quality while maintaining similar bandwidth utilization to their current MPEG-2 standard definition utilization. IPTV settops and DVB satellite receivers will be our first products with MPEG-4/H.264 technology, as we continue to explore other potential applications for the technology. We expect the development of products utilizing MPEG-4/H.264 technology to continue throughout the remainder of fiscal 2006 and into fiscal 2007.

We believe that our SMD 515 settop product line for IPTV applications will open new markets for us and additional product offerings for new and existing customers. There are clearly higher risks present in this product line, which has a different business model with lower margin levels than our historical business, as well as significant competitors. We anticipate that it will take time to make this product line a profitable part of our business, but currently believe it is worth the investment risk with the potential for increased revenues and profitability in the future. In addition, the SMD 515, as it is currently designed, is directly applicable to IPTV applications within our current markets and provides the opportunity for new offerings to our existing customer base.

In addition to MPEG-4 product development, we are also investing in the diversification of the iPump® Media Server for alternate markets utilizing store-forward technology. We expanded the functionality of the iPump® for use in the broadcast television, radio and news markets, where we have traditionally been strong. Key new products, including our iPump® 6420 for the radio broadcasting industry and the Unity® 550 for business and private television network markets, are scheduled for release during the fourth quarter of fiscal 2006. We believe that these products should generate additional bookings and revenue in fiscal 2007.

Financial Position and Liquidity

At June 2, 2006, we had line of credit borrowings outstanding of $423,000. Our $5,000,000 bank loan facility is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. Subsequent to June 2, 2006, WCI’s bank loan facility was renewed for a one year period effective July 1, 2006. The renewed loan facility matures on June 30, 2007, or upon demand. At June 2, 2006, approximately $1,794,000, net of outstanding letters of credit in the amount of $2,782,000, remained available to borrow under the advance formulas.

During the first nine months of fiscal 2006, our cash balances decreased by $1,060,000 and line of credit net borrowings increased to the outstanding balance of $423,000. These funds were used to fund operating activities of $146,000 and investing activities consisting of capitalized software additions of $1,099,000, equipment additions of $179,000 and $59,000 for legal expenses related to the filing of applications for various patents and trademarks.

Our current financial projections reflect an increase in revenues and improved operating results for the second half of fiscal 2006 compared to the first half of fiscal 2006 and for fiscal 2007 compared to fiscal 2006. If we achieve our revenue and operating projections for the fourth quarter of fiscal 2006 and for fiscal 2007, we expect our line of credit borrowings to increase. In addition, we could exceed our line of credit limit of $5,000,000 during fiscal 2007. The increase in borrowings and the increase in the line of credit would be required to support anticipated increases in inventory, accounts receivable and letter of credit commitment balances. No assurances can be given that the bank will grant an increase in the line of credit or that additional sources of capital, if needed, will be available. If adequate financing is not available, we will not be able to achieve our financial projections. Should anticipated future revenues and improved operating results not materialize, or if adequate financing is not available, we are committed to reducing operating costs and resulting operating losses to bring them in line with revenue levels.

(See the Liquidity and Capital Resources section for further discussion.)

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 2, 2006 COMPARED TO THREE AND NINE MONTHS ENDED JUNE 3, 2005

The following table sets forth, for the periods indicated, the components of the results of operations as a percentage of sales:

	Three months ended		Nine months ended
	June 2, 2006	June 3, 2005	June 2, 2006	June3, 2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of products sold	63.5	65.5	65.6	63.0
Gross margin	36.5	34.5	34.4	37.0
Selling, general, and administrative	22.6	37.5	30.2	26.1
Research & development	11.1	19.7	13.7	14.2
Operating income (loss)	2.7	(22.7)	(9.6)	(3.4)
Interest expense	(0.6)	(0.4)	(0.4)	(0.3)
Interest income	-	0.3	0.4	0.1
Earnings (loss) before income taxes	2.1	(22.8)	(9.9)	(3.5)
Income tax benefit	-	8.2	-	1.3
Net earnings (loss)	2.1%	(14.6)%	(9.9)%	(2.2)%

The operating results for the three and nine month periods ended June 2, 2006, were net earnings of $138,000 or $.01 per share and a net loss of $(1,606,000) or $(.13) per share, respectively, compared to net losses of $(620,000) or $(.05) per share and $(380,000) or $(.03) per share for the same periods ended June 3, 2005.

Revenues - Revenues for the three months ended June 2, 2006 increased $2,355,000 or 55.4% to $6,608,000 from $4,253,000 for the three months ended June 3, 2005. Revenues for the nine months ended June 2, 2006 decreased $824,000 or 4.8% to $16,172,000 from $16,996,000 for the nine months ended June 3, 2005.

Direct Broadcast Satellite (DBS) revenues (including service revenues) increased $2,331,000 or 55.5% in the third quarter of fiscal 2006 to $6,533,000 from $4,202,000 in the same period of fiscal 2005. For the nine months ended June 2, 2006, DBS revenues decreased $707,000 or 4.2% to $16,050,000 from $16,757,000 for the nine months ended June 3, 2005. The increase in fiscal 2006 third quarter revenues was mainly due to an increase in orders booked in the first half of fiscal 2006 which began shipping in the third quarter of fiscal 2006. Third quarter revenues included shipments of approximately $1,603,000 on the new BBC World Services (BBC) order. Additionally, third quarter revenues to an existing business music network customer increased approximately $934,000 compared to the same period of fiscal 2005. As discussed above, beginning in the fourth quarter of fiscal 2006 and continuing into the fourth quarter of fiscal 2007, product deliveries to this customer will be curtailed and we will receive payments in lieu of product deliveries aggregating approximately $1.9 million. This will result in reduced revenues from that customer during those periods. The decrease in fiscal 2006 nine month revenues reflects the timing of shippable bookings and resulting revenues from significant customer orders. Analog and Custom Products Group revenues (previously referred to as Telecom and Custom Products Group) increased $24,000 or 46.7% in the third quarter of fiscal 2006 to $75,000 from $51,000 for the comparable period of fiscal 2005. For the nine months ended June 2, 2006, Analog and Custom Products Group revenues decreased $116,000 or 48.8% to $122,000 from $238,000 for the nine months ended June 3, 2005. The decrease in revenues for the nine month periods reflects a decline in orders for older analog and cue and control equipment. Revenues and order backlog are subject to the timing of significant orders from customers, and as a result revenue levels may fluctuate from quarter to quarter.

For the three months ended June 2, 2006, two customers accounted for 26.3% and 24.3% of revenues, respectively. For the three months ended June 3, 2005, three customers accounted for 24.0%, 19.0%, and 17.6% of revenues, respectively. For the nine months ended June 2, 2006, the same two customers accounted for 22.4% and 10.3% of revenues, respectively. For the nine months ended June 3, 2005, four customers accounted for 24.6%, 16.7%, 13.2% and 10.0% of revenues, respectively. Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2006 and beyond. Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI’s backlog was approximately $12.1 million at June 2, 2006, compared to $10.1 million at September 2, 2005, and $12.8 million at June 3, 2005. Four customers accounted for 29.2%, 28.7%, 15.5% and 11.9%, respectively, of the backlog at June 2, 2006. The total multi-year backlog at June 2, 2006, was approximately $21.3 million compared to $23.9 million at September 2, 2005 and $26.4 million at June 3, 2005.

The June 2, 2006 backlog reflects a fiscal 2006 second quarter amendment to an existing multi-year sales contract with a long-term business music customer. Under the terms of the amended agreement, beginning in our fourth quarter of fiscal 2006 and ending in the fourth quarter of fiscal 2007, product deliveries for varying periods will be curtailed. In consideration of the amendment, we will receive payments in lieu of product deliveries of approximately $1.9 million. Deliveries of a new lower cost product will resume in the fourth quarter of fiscal 2007 and continue into fiscal 2012. This amended agreement allows our long-term customer to bring product inventories in line with their revised utilization forecast and extends our multi-year sales contract from fiscal 2009 into fiscal 2012. The effect of the amendment was to reduce our eighteen month backlog by $5.6 million and total multi-year backlog by $4.0 million.

Gross Profit Margins - The Company's gross profit margin percentages were 36.5% and 34.4% for the three and nine months ended June 2, 2006, compared to 34.5% and 37.0% for the same periods ended June 3, 2005. Gross profit margin dollars increased $75,000 or 5.4% and $2,419,000 or 62.6% for the three and nine month periods ended June 2, 2006, respectively, from the same periods ended June 3, 2005. The increase in margin percentages and dollars for the three months ended June 2, 2006 was mainly due to increased revenues, which resulted in lower fixed overhead unit costs. The decrease in margin percentages and dollars for the first nine months of fiscal 2006 was mainly due to lower revenues. Profit margins in the three and nine month periods of fiscal 2006 were adversely impacted by increases in capitalized software amortization expenses of $172,000 and $388,000, respectively. In addition, profit margins in the three and nine month periods of fiscal 2006 included inventory reserve charges of $75,000 and $175,000 compared to $50,000 and $75,000, and warranty provisions of $50,000 and $110,000 compared to $70,000 and $70,000, respectively, for the same periods of fiscal 2005. For the three and nine months ended June 3, 2005, gross margin dollars and percentages were favorably impacted by a one-time adjustment of accrued expenses of $218,000.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses decreased $99,000 or 6.2% to $1,497,000 for the three months ended June 2, 2006, from $1,595,000 for the same period of fiscal 2005. For the nine months ended June 2, 2006, SG&A expenses increased $446,000 or 10.1% to $4,890,000 from $4,444,000 for the same period of fiscal 2005. Corporate SG&A expenses in the third quarter and first nine months of fiscal 2006 increased $87,000 and $520,000, respectively, mainly due to costs related to corporate governance matters, a proxy contest and a shareholder lawsuit. Sarbanes-Oxley compliance costs for the three and nine months ended June 3, 2005 were $42,000 and $192,000, respectively, compared to none in fiscal 2006. WCI’s SG&A expenses decreased $186,000, or 13.7%, and $73,000, or 2.0%, for the three and nine months ended June 2, 2006, compared to the same periods in fiscal 2005.  Lower WCI SG&A expenses in the third quarter of fiscal 2006 were mainly due to lower consulting expenses and bad debt provisions. The decrease in WCI’s SG&A expenses in the first nine months of fiscal 2006 was mainly due to the lower consulting expenses and bad debt provisions which were offset by increases in professional fees and in-house and outside agent sales commissions. SG&A expenses included $3,000 and $30,000 of noncash share-based compensation in the three and nine months ended June 2, 2006 compared to none in the same periods of fiscal 2005. As a percentage of revenues, SG&A expenses were 22.6% and 30.2% for the three and nine month periods ended June 2, 2006, respectively, compared to 37.5% and 26.1% for the same periods of fiscal 2005.

Research and Development - Research and development (R&D) expenditures, including capitalized software development costs, were $1,066,000 or 16.1% of revenues, and $3,318,000 or 20.5% of revenues, for the three and nine month periods ended June 2, 2006, compared to $1,223,000 or 28.8% of revenues, and $3,617,000 or 21.3% of revenues, for the same periods of fiscal 2005. The decreases in expenditures in the three and nine months ended June 2, 2006, were mainly due to lower engineering consulting expenses resulting from completed projects. Capitalized software development costs amounted to $332,000 and $1,099,000 for the third quarter and first nine months of fiscal 2006 compared to $387,000 and $1,206,000 for the same periods of fiscal 2005. The decreases in capitalized software costs in the three and nine months of fiscal 2006 were due to decreased expenditures on the iPump® Media Server and Compel® products. Research and development expenses, excluding capitalized software expenditures, were $734,000 or 11.1% of revenues, and $2,219,000 or 13.7% of revenues, for the three and nine months ended June 2, 2006, respectively, compared to $836,000 or 19.7% of revenues, and $2,411,000 or 14.2% of revenues, for the same periods of fiscal 2005, respectively. The decreases in R&D expenses for the three and nine months ended June 2, 2006, were mainly due to decreases in engineering consulting expenses and the decreased amounts of capitalized software costs.

Interest Expense - Interest expense increased $27,000 to $43,000 for the three months ended June 2, 2006, from $16,000 for the three months ended June 3, 2005, due to line-of-credit borrowings in the second and third quarters of fiscal 2006. For the nine months ended June 2, 2006, interest expense increased $22,000 to $68,000 from $46,000 for the same period in fiscal 2005. The increase for the nine months in fiscal 2006 was primarily due to the increase in interest expense associated with line-of-credit borrowings in the second and third quarters, offset by a decrease in average outstanding letter of credit commitment balances.

Interest Income - Interest income was $1,000 and $7,000 for the three and nine month periods ended June 2, 2006, compared to $12,000 and $22,000 for the same periods ended June 3, 2005. The decreases for the three and nine months ended June 2, 2006 were mainly due to lower average balances of cash and cash equivalents.

Income Tax Expenses - For the nine months ended June 2, 2006, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $578,000 in the first nine months of fiscal 2006. At June 2, 2006, net deferred tax assets of $5,288,000 were fully reserved by a valuation allowance.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgements. These policies are as follows:

Revenue Recognition - Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements”, SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. Maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue. We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by the buyer, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three and nine months ended June 2, 2006, revenues in the amount of $1,741,000 and $3,029,000, respectively, were appropriately recorded prior to delivery as bill and hold transactions in accordance with the provisions of SAB 104. At June 2, 2006, accounts receivable for these revenues amounted to $1,316,000. Subsequent to June 2, 2006, payments in the amount of $297,000 were received on these accounts receivable.

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

Embedded in our products is internally developed software of varying applications. We evaluate our products to assess whether software is more than incidental to a product. When we conclude that software is more than incidental to a product, we account for the product as a software product. Revenue on software products and software-related elements is recognized in accordance with SOP No. 97-2. Significant judgment may be required in determining whether a product is a software or hardware product.

In accordance with EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” we include all shipping and handling billings to customers in revenues, and freight costs incurred for product shipments are included in cost of products sold.

Inventory Reserves - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At June 2, 2006, inventories, net of reserve provisions, amounted to $4,373,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At June 2, 2006, capitalized software costs, net of accumulated amortization, amounted to $1,418,000.

Deferred Tax Asset Valuation Allowance - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. At June 2, 2006, deferred tax assets in the amount of $5,288,000 were fully reserved by a valuation allowance. For the nine months ended June 2, 2006, the valuation allowance was increased by $578,000.

Accounts Receivable Valuation - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. At June 2, 2006, accounts receivable, net of allowances for doubtful accounts, amounted to $4,410,000.

LIQUIDITY AND CAPITAL RESOURCES
NINE MONTHS ENDED JUNE 2, 2006

At June 2, 2006, our primary source of liquidity was a $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. At June 2, 2006, we had line of credit borrowings outstanding of $423,000. At June 2, 2006, approximately $1,794,000, net of outstanding letters of credit in the amount of $2,782,000, was available to borrow under the advance formulas. Cash and cash equivalents decreased $1,060,000 during the first nine months of fiscal 2006.

During the first nine months of fiscal 2006, operating activities used $146,000 of cash. Net earnings adjusted for noncash expenses provided $702,000 of cash, while changes in accounts receivable and customer deposit balances used $1,880,000 of cash. Changes in inventories, accounts payable and accrued expenses, and other assets provided $1,032,000 of cash. Cash used by investing activities was $180,000 for property and equipment expenditures, $1,099,000 for capitalized software additions and $59,000 for legal expenses related to the filing of applications for various patents and trademarks. Financing activities provided $423,000 of cash from the line-of-credit borrowings.

Subsequent to June 2, 2006, WCI’s bank loan facility automatically renewed for a one year period effective July 1, 2006. The renewed facility provides a maximum available credit limit of $5,000,000 with sublimits as defined. The loan facility matures on June 30, 2007, or upon demand and requires an annual facility fee of .75% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000. The interest on the renewed facility will remain at the bank’s prime rate (8.00% at June 2, 2006). The bank retained the right to adjust the interest rate, subject to subsequent financial performance of the Company.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. The loan is secured by a first lien on substantially all of WCI’s assets and is guaranteed by Wegener Corporation. At June 2, 2006, balances outstanding on the revolving line of credit amounted to $423,000. No borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers, which at June 2, 2006, amounted to $1,521,000.

Our current financial projections reflect an increase in revenues and improved operating results for the second half of fiscal 2006 compared to the first half of fiscal 2006 and for fiscal 2007 compared to fiscal 2006. If we achieve our revenue and operating projections for the fourth quarter of fiscal 2006 and for fiscal 2007, we expect our line of credit borrowings to increase. In addition, we could exceed our line of credit limit of $5,000,000 during fiscal 2007. The increase in borrowings and the increase in the line of credit would be required to support anticipated increases in inventory, accounts receivable and letter of credit commitment balances. No assurances can be given that the bank will grant an increase in the line of credit or that additional sources of capital, if needed, will be available. If adequate financing is not available, we will not be able to achieve our financial projections. Should anticipated future revenues and improved operating results not materialize, or if adequate financing is not available, we are committed to reducing operating costs and resulting operating losses to bring them in line with revenue levels.

In addition, at June 2, 2006, we had land and buildings and improvements with a cost basis of $4,454,000 which had no mortgage balances outstanding. Land and buildings are not currently used in the existing loan facility’s availability advance formulas; however, we believe these assets could be used to support additional borrowing capacities either with our existing bank or from other sources.

Under the loan facility, we are required to maintain a minimum tangible net worth with annual increases at each fiscal year end commencing with fiscal year 2005, retain certain key employees, maintain certain financial ratios, and are precluded from paying dividends. At June 2, 2006, we were not in compliance with the tangible net worth covenant, for which the bank granted a waiver.

We have two manufacturing and purchasing agreements for certain finished goods inventories. At June 2, 2006, outstanding purchase commitments under these agreements amounted to $5,859,000. Pursuant to the above agreements, at June 2, 2006, we had outstanding letters of credit in the amount of $1,521,000. In addition, at June 2, 2006, we had an outstanding commitment for engineering design and software development services in the amount of $616,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of our long-term contractual obligations as of June 2, 2006 consisted of:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2006	Fiscal 2007-2008	Fiscal 2009-2010
Operating leases	$186,000	$46,000	$136,000	$4,000
Purchase commitments	6,475,000	2,688,000	3,787,000	-
Total	$6,661,000	$2,734,000	$3,923,000	$4,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank’s prime rate. At June 2, 2006, line of credit outstanding borrowings amounted to $423,000.

We do not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (June 2, 2006). Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this report. An asterisk identifies those exhibits previously filed and incorporated herein by reference below. For each such exhibit there is shown the description of the actual filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document

*3.1	Certificate of Incorporation as amended through May 4, 1989, (1989 10-K, filed November 30, 1989, SEC file No. 0-11003, Exhibit 3.2).

*3.2	Amendment to Certificate of Incorporation (1997 10-Q, filed June 27, 1997, SEC file No. 0-11003, Exhibit 3.1).

*3.3	Amended and Restated By-laws effective May 17, 2006, (Form 8-K, dated May 17, 2006 and filed May 22, 2006, Exhibit 3.1).

31.1	Certification of Chief Executive Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEGENER CORPORATION (Registrant)

Date: July 12, 2006	By:	/s/ Robert A. Placek
Robert A. Placek
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: July 12, 2006	By:	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)