Form 10-K
period 2006-09-01
WEGENER CORP
filed 2006-11-30
CIK 715073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file No. 0-11003

WEGENER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81–0371341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11350 Technology Circle, Duluth, Georgia	30097-1502
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 623-0096

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 3, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock held by non-affiliates was $15,082,227 based on the last sale price of the Common Stock as quoted on the NASDAQ Small-Cap Market on such date. (The officers and directors of the registrant, and owners of over 10% of the registrant’s common stock, are considered affiliates for purposes of this calculation.)

As of November 1, 2006, 12,579,051 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement pertaining to the January 23, 2007 Annual Meeting of Stockholders, only to the extent expressly so stated herein, are incorporated herein by reference into Part III.

WEGENER CORPORATION

FORM 10-K

YEAR ENDED SEPTEMBER 1, 2006

PART I

ITEM 1. BUSINESS

Wegener™ Corporation, the Registrant, together with its subsidiaries, is referred to herein as “we,” “our,” “us,” the “Company” or “Wegener.”

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

Segment Information

Segment information contained in Note 11 to the consolidated financial statements contained in this report is incorporated herein by reference in response to this item.

MARKETS AND INDUSTRY OVERVIEW

The primary markets we serve are business and private networks, cable and broadcast television, broadcast radio and telecom.

Business/Private Networks

Business networks consist of corporations and enterprises distributing video, audio and/or data among their sites. Private networks consist of networks that target video, audio and/or data to a select group of subscribers or viewers. Our equipment is currently used for a large percentage of the horse racing video distribution in the United States and Sweden and we are continuing to expand that market. We also have a strong presence in faith-based networks. Our business and private network customers include Muzak LLC, Roberts Communications, Inc., Scientific Games-Autotote Communication Service Division, and Swedish companies ATG and TERACOM. In addition, we work through third-party integrators, such as Ascent Media and Globecomm, to reach this market space.

Business and private networks almost universally have bandwidth as one of their single largest operating expenses. Customers are typically willing to invest in large-scale replacement of their networks when they can find a satisfactory return on investment (ROI), such as in the case of MPEG-4/H.264 video compression and DVB-S2 modulation. Many private and business networks are also interested in store-forward technology to reduce their satellite bandwidth usage.

Cable and Broadcast Television

Cable television consists of (1) program providers that provide programming to cable, direct-to-home satellite and telecom companies for distribution to consumers, and (2) cable distribution companies, such as cable multiple system operators (MSOs) and other headends. Broadcast television consists of (1) broadcast networks: companies that broadcast television signals over satellite to local affiliate stations; and (2) broadcast stations: local stations that broadcast typically free-to-air television signals to local viewers. Cable television and broadcast television customers include FOX, HDNet, Time Warner, Comcast, Turner Broadcasting, and ION Media. In addition, we work through distributors, such as MegaHertz, AMT and Satellite Engineering Group.

Program providers continue to distribute their programming over satellite to cable, direct to home (DTH) satellite, and telecom companies. In addition, they are starting to offer programming directly to consumers via the Internet. Program providers continue to launch new services to compete for advertising dollars and are launching increasing numbers of high definition services, as well as distributing video-on-demand content. They are concerned about the effect that personal video recorders could potentially have on their advertising revenue as well as the security of their high value content being stored in consumers’ homes in a digital and potentially easy to copy format.

With the drop in costs of high definition televisions, more consumers have now seen high definition television and want a widescreen digital television to watch DVDs and the programming offered to them. This is increasing pressure on cable, satellite and telecom networks to offer high definition to their customers.

Cable, DTH satellite and telecom companies are all competing to provide consumers with television, telephone, high speed internet services and, in some cases, cell phone service. To gain and maintain subscribers, they continue to roll out high definition and video-on-demand services and personal video recording devices.

Broadcasters continue to launch local digital broadcast stations. Many are opting to provide high definition content only during primetime hours from their main satellite feed and multi-channel standard definition services during the day.

Satellite teleports are recovering from a global slowdown that affected satellite transponder use. They are increasingly looking at integrated video and data solutions for their customers. Many are expanding their distribution systems to include terrestrial delivery as well as satellite.

Broadcast Radio

Broadcast radio consists of companies that broadcast, typically free-to-air, radio signals to local listeners. Radio network customers include EMF Broadcasting, Jones Radio Networks, Christian Radio Consortium, Salem Radio Network and Horizon Christian Fellowship.

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

Telecom Operators

Telecom operators offer telephony and high speed internet access (DSL) to consumers. In growing numbers, they are now launching video service offerings to compete with cable and satellite DTH (direct-to-home) companies. Due to a decline in telephone subscribers, the telecom companies are anxious to find additional sources of revenue such as, the “triple play” offering of telephone, television and high speed internet service which has proven to reduce subscriber churn when subscribers receive at least two of the three service offerings from one company.

Unless the telecom company is using fiber infrastructure, their networks are more limited in bandwidth than their competitors. Therefore, they require the new video compression technology of MPEG-4/h.264 to enable a television programming line-up that can match their competition. Telecom operators are planning to purchase MPEG-4/h.264 products such as consumer settop boxes, which are predicted to be a rapidly growing market over the next several years.

PRODUCTS

Our products include: iPump® Media Servers, UNITY® Satellite Receivers, Compel® Network Control System, MediaPlan® Content Management and Ingest, Nielsen Media Research Products, DTV Digital Stream Processors, analog audio products, third-party uplink products and customized products.

iPump Media Servers

The iPump® product line combines the features of our integrated receiver decoders (IRD) with advanced media server functionality and IP router capabilities. The iPump® delivers and stores digital content into broadcast, cable and business operations utilizing store and forward technology compared to traditional real-time linear broadcasts. Store and forward technology allows network operators to store content at receive locations and then play back the content locally either based on schedules or on-demand user selection. Network operators with repetitive content in their programming line-up can reduce their satellite space segment costs by sending programming, advertising and playback schedules as stored files into the iPump® for later playback according to the schedules. The network operator can then utilize limited satellite time to refresh the programming, advertising and play-out schedules without the necessity to maintain a constant signal on the satellite. A WEGENER iPump® customer significantly reduced its satellite bandwidth expenses by switching to store forward network operations, which allows them to now spend less than 10% of their prior satellite bandwidth budget, which was one of their largest operating expenses.

There are three models of iPump® that utilize store-forward technology. The iPump® 6400 Professional Media Server is designed for broadcast television and private network customers. The iPump® 622 Enterprise Media Server is designed specifically for private network and enterprise applications, such as distance learning. The new iPump® 6420 Audio Media Server is designed specifically to meet the needs of broadcast radio and is a third generation store-forward product. The iPump® 6420 began shipping in the first quarter of fiscal 2007.

The iPump® 615 Streaming Media Decoder is a peripheral decoder for the iPump® 6400 or 622. It is designed for high volume dynamic environments such as retail point-of-sale kiosks, point of purchase (POP) digital signs and advertisements, and corporate communications. It receives a video stream via Internet Protocol from the iPump® 6400 or 622 and outputs high quality video to large video monitors for digital signage or classroom training applications. It supports high-definition video and advanced digital audio, in addition to standard definition video and audio to ensure quality media displays for such high visibility purposes.

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

Unity Receivers

The Unity® 4600 receiver is a digital satellite receiver used primarily by program providers to distribute programming to cable and telecom headends. It offers analog and digital outputs to support analog and digital headends. Cable headends utilize the Unity® 4600 to support digital high definition television distribution.

The Unity® 4650 receiver is a digital receiver used primarily by broadcast television networks. The Unity® 4650 receiver is a video and audio decoder that features MPEG 4:2:0 and 4:2:2 video for enhanced video quality in broadcast television network distribution.

The Unity® 550 receiver is a new addition to the Unity product line. It is targeted to meet the needs of private and business television networks. Version 1 of the Unity 550 utilizes MPEG-2 for video distribution and version 2 will add MPEG-4 video and DVB-S2 demodulation. Version 1 of the Unity 550 was released during the fourth quarter of fiscal 2006 and version 2 is planned for release in the second half of fiscal 2007.

The Unity® 201 audio receiver is designed for business music providers. It is a multichannel per carrier satellite music receiver and offers an optional audio storage card which adds a second stereo audio output and one hour of audio storage for ad insertion and disaster recovery. It is our first generation of store-forward receiver.

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

Compel® option modules include Web Access and Conditional Access. Web Access allows multiple users to access their Compel® system across a LAN (local area network) using a standard Web browser. Conditional Access utilizes a secure microprocessor in every Unity® receiver to deliver fast, secure conditional access to a network without the high cost of consumer smart card systems.

Unity® satellite receivers and iPump media servers are controlled by Compel® Network Control System, so the markets for Compel® are the same as for iPump® and Unity® receivers.

MediaPlan

MediaPlan® CM and MediaPlan® i/o products are control and management system modules to our patented Compel® Control System, which is discussed above. The MediaPlan® products are crucial for customers in controlling iPump® Media Server networks and are a competitive advantage for us in sales of iPump® Media Servers.

MediaPlan® Content Management (MediaPlan® CM) is a powerful content management system used for managing media and other files and actively tracking their delivery throughout the iPump® network. In a store-forward network, media is simultaneously stored in multiple iPumps® in the field, rather than all in one repository at a central location, so management of the media becomes a crucial part of the network operation. Operators need easy ways to view the content on individual iPumps® and automated mechanisms for updating/deleting media as it changes, and MediaPlan® CM is designed to address those and many other specific needs of managing media files in a store-forward network. Operators can create libraries of assets, generate descriptive information, view content at each iPump®, send requested content directly to targeted users and track file usage.

MediaPlan® i/o is the media creation product for the iPump® network. In traditional linear networks, network operators are required to compress the video, distribute it to remote locations and decompress it for broadcast, all within one or two seconds. This requires the use of real-time encoders to compress the video and audio as it is sent to the receivers at the remote locations. In store-forward networks, the paradigm changes and the process of video and audio compression, media distribution and decompression of the media for broadcast can be done at different times. Network operators can now prepare the media files containing the compressed video and audio ahead of airtime. As well, they can distribute the media files any time before airing, so they can optimize the use of their bandwidth. When it is time for the program to be broadcast, it merely needs to be played from the local hard drive on the iPump®, not transported through the network. As the media creation tool, MediaPlan® i/o handles the first part of the process, the creation of media files containing compressed video and audio which will be sent to iPumps®.

The MediaPlan® product line is an integral part of an iPump® network, so the same markets and applications exist for MediaPlan® as were described in the iPump® section above.

Nielsen Media Research Products

We offer two products to encode Nielsen Media Research identification tags into media for Nielsen program ratings: the NAVEIIc and SpoTTrac Encoders.

The NAVE IIc watermarks program audio with tagging information that identifies the television program and the television station that originated the program. The watermarks are used by Nielsen devices to automate the process of cataloging viewers’ television viewing habits which ultimately translate into Nielsen ratings. The NAVE IIc makes advances over prior units in that it inserts the watermarks for audio in the digital domain and can simultaneously insert watermarking on the entire transport stream of multiple programs. Alternatively, stations have to down-convert to analog audio to insert Nielsen data.

The SpoTTrac Encoder is a turnkey workstation that will encode both the audio and video of television commercials, Public Service Announcements and other spots with Nielsen Media Research content identification information as they are being produced and distributed. This multi encoding system is revolutionary and the only one of its kind. The tracked data is collected and integrated into Nielsen Tracking Service’s reporting and performance management tools. The SpoTTrac Encoder was released in the fourth quarter of fiscal 2006.

DTV Digital Stream Processors

The DTV Digital Stream Processor product line is designed for cable and telecom headends. It allows them to integrate local off-air high definition broadcast video signals and digital programs and easily insert them onto their networks. Our products provide for multiple signals to be inserted with one unit. Models include DTV 720, DTV 742 and DTV 744. During fiscal 2006, WEGENER expanded the feature set for the DTV 720 to include a multicaster function, which is particularly needed for telecom operators to allow easy integration into their networks.

Analog Audio

Our legacy analog products are sold primarily to the cable television market. These products consist of Series 1600 and 1700 mainframes, sub carrier modulators, demodulators and decoders, which are used for cable audio distribution. Our Series 2046 network communications and control system cards allow cable operators to insert local commercials which increase their advertising revenues.

Uplink Equipment

We offer our customers complete system solutions for video and audio distribution. The complete system solution requires us to resell components, such as encoders, modulators and IP encapsulators from other manufacturers, such as Harmonic, Inc. and Thompson.

Customized Products

We offer our customers the option to create custom products for their needs when they cannot find off-the-shelf products to satisfy their requirements. They pay non-recurring engineering expenses through product pricing and/or up-front milestone payments. Typically the products are based on WEGENER’s standard products and require modifications to fit particular customer needs. This is an area of competitive advantage for WEGENER.

MARKET OPPORTUNITY

Growth opportunities are most significant in the technologies in which we have been making significant R&D investments, including store-forward technology, MPEG-4 technology and DVB-S2. See “Research and Development Activities” below.

Currently we have completed shipments of iPump® networks, including Compel® and MediaPlan®, in multiple markets for different applications: private networks for virtual channel applications, broadcast television, broadcast radio, broadcast news and private networks for training and digital signage. In some cases, we have multiple orders for a particular application. The breadth of the applications for iPump® networks represents many market opportunities in multiple applications and across multiple markets. The broad appeal of the iPump® is due to the diversification of the iPump®’ store-forward technology.

The virtual channel application of the iPump® allows a current private network customer to reduce their budget for satellite bandwidth by greater than 90% of what they had been spending prior to the upgrade to the iPump®. Satellite bandwidth utilization was one of the customers’ largest operating expenses, so this reduction represents a sizable savings for them. This network used to run continuously, utilizing satellite bandwidth the entire time; now they use bandwidth only twice a month to update the iPumps® with new content and playout schedules. This example demonstrates the significant savings that potential customers may achieve with the iPump®.

A broadcast television customer utilized the iPump® store-forward technology to offer extended services to its customers. This television channel is often featured in museums and schools. Our customer can send additional educational materials and digital videos along with the broadcast video. All the video files and additional materials are stored locally on the iPump® so that the museums or schools can have easy access to the materials. The distribution is possible without an increase in satellite bandwidth utilization (which would be costly), since with store-forward, the operator can manage bandwidth use more effectively and send repetitive video only once to the iPump®, rather than sending it each time the video is scheduled for broadcast.

IPump® audio customers are interested in store-forward technology to update their operations and enable localization of broadcasts. It will allow them to send repetitive material to their affiliates a single time and provide an easy interface for affiliates to access the audio files. Additionally, in some radio broadcasting operations, they have a manual process for verifying that advertisements are playing as scheduled and providing affidavits of the advertisement playback to their advertisers. The iPump® provides an automated interface for verifying the advertisements and providing that information back to the radio broadcaster. Radio broadcasters are seeing the operational improvements available to them with the iPump®.

A broadcast news customer is converting to iPump® to streamline the operations of its affiliates. Previously, the news broadcaster used different mechanisms to distribute video and script information to affiliates. Video was distributed on a linear feed and the affiliate had to track the schedule and manually record any video that was of interest to them. If affiliates missed the linear broadcast, then the broadcaster had to do a “re-feed” and use additional costly satellite bandwidth to redistribute the video to the affiliate. With the iPump®, the broadcaster sends all the video as files that are stored for the affiliate on the hard drive of the iPump®. This eliminates manual recording by the affiliate and removes the need for re-feeds. Additionally, the broadcaster will send scripts and other descriptive information to the iPump® so the affiliate can access all the related information from a single location on the iPump® hard drive. The iPump® provides additional valuable features to our customer’s affiliates, while lowering their operational costs.

A private network customer for digital signage and distance training is using the iPump® for both signing and training applications simultaneously. This allows the customer to install, field and manage a single iPump® at each location. This reduces the network complexity at the receiver locations since the iPump® can optionally generate two networks out of a single unit. The customer is generating a back-room training center for their employees at each site and they can create customized training schedules at each location depending on the viewers’ availability, or the viewer can watch the materials on demand. The other output is being used for advertising at the point of sale by outputting high quality video advertisements to large video monitors in a retail environment. Within six months of deployment, the customer generated a positive return on equipment expenses through advertising revenue.

Our iPump®, MediaPlan® and Compel® products create systems that directly address the next generation needs of the distance learning, corporate training, digital signage advertising, broadcast radio, broadcast news and broadcast television markets and represent significant opportunities for growth.

Another area for growth relates to our development of our MPEG-4 and DVB-S2 products (see “Research and Development Activities” below for addition information). The second version of the Unity® 550 product is currently under development and takes advantage of MPEG-4 and DVB-S2 technology. The MPEG-4 standard is the next evolutionary step in video compression and DVB-S2 is the newest technology in satellite modulation. The two technologies combined reduce the bandwidth requirements of satellite media distribution in half. This reduction in bandwidth utilization is significant, as bandwidth utilization is one of the largest operating costs for customers. This new technology can drive growth in two ways. First, existing satellite operators will replace their existing equipment with new MPEG-4/h.264 and DVB-S2 capable equipment. Additionally, the lower operating expenses will allow additional networks to launch that cannot currently support the high operating expenses of the older technology.

We are also developing a settop box utilizing MPEG-4 and high definition video for telecom operators. The settop box would allow them to provide video offerings to their customers and complete the “triple-play” of telephony, high speed internet connectivity and television services. The typical architecture of telecom distribution networks has more limited available bandwidth than cable networks, so MPEG-4 video compression enables the telecom operators to compete more effectively. The settop is also relevant for many of our private network customers to expand the reach of their video networks throughout their faciltities.

SALES AND MARKETING

Domestically, we sell our products principally through our own direct sales force, which is organized geographically. We have sales representatives in Atlanta, Eastern Canada, Silicon Valley and Southern California, as well as a key account executive in North Carolina. We use a major domestic value added reseller for additional sales coverage in the cable market. We have relationships with a few key integrators as an additional sales channel. Internationally, we sell primarily through independent distributors and integrators, mostly in North America, South America and Europe. We are exploring further international expansion in sales. The majority of our sales have payment terms of net 30 days. Due to the technical nature of our business, both sales application engineering and system integration engineering support sales.

Our marketing organization develops strategies for product lines and provides direction to product development on product feature requirements. Marketing is also responsible for setting price levels and general support of the sales force, particularly with major proposal responses, presentations and demonstrations. We strive to further establish Wegener’s brand within the industry, including participation on technical committees, publication of articles in industry journals, speaking opportunities at industry events and exhibitions at trade shows.

Manufacturing and Suppliers; Sources and Availability of Raw Materials

During fiscal 2006 and fiscal 2005, we contracted with offshore manufacturers for a significant amount of our finished goods. We are currently working with two offshore manufacturers with facilities located in Taiwan. Raw materials consist of passive electronic components, electronic circuit boards and fabricated sheet metal. Approximately 20% of our raw materials are purchased directly from manufacturers and the other 80% are purchased from distributors. Passive and active components include parts such as resistors, integrated circuits and diodes. We use approximately ten distributors and two contract manufacturers to supply our electronic components. We often use a single contract manufacturer or subcontractor to supply a total subassembly or turnkey solution for higher volume products. Direct suppliers provide sheet metal, electronic circuit boards and other materials built to specifications. We maintain relationships with approximately 20 direct suppliers. Most of our materials are available from a number of different suppliers; however, certain components used in existing and future products are currently available from a single or a limited number of sources. Although we believe that all single-source components currently are available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future. Any disruption or termination of supply of certain single-source components or agreements with contract manufacturers could have an adverse effect on our business and results of operations. Our manufacturing operations consist primarily of final assembly and testing of our products, utilizing technically trained personnel, electronic test equipment and proprietary test programs.

Intellectual Property

We hold five U.S patents currently, the most significant of which is a patent covering advanced receiver grouping techniques in Compel® which will expire on January 15, 2008. We hold eight active trademarks, such as Compel®, iPump®, Wegener® and Unity®. Currently we have 12 patent applications pending and two trademark applications pending.

Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent and trademark applications will be issued. We also cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In order to develop and market successfully certain of our planned products for digital applications, we may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into such technology development or licensing agreements, we cannot assure you that such agreements will be negotiated on terms acceptable to us, or at all. The failure to enter into technology development or licensing agreements, when necessary, could limit our ability to develop and market new products and could cause our business to suffer. Third parties have in the past claimed, and may in the future claim, that we have infringed their current or future intellectual property rights. There can be no assurance that we will prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Even if we prevail in litigation, such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, financial position and cash flows.

Although we believe that the patents and trademarks we own are of value, we believe that success in our industry will be dependent upon new product introductions, frequent product enhancements, and customer support and service. However, we intend to protect our rights when, in our view, these rights are infringed upon. Additionally, we license certain analog audio processing technology to several manufacturing companies which generated royalty revenues of approximately $82,000, $58,000, and $87,000 in fiscal 2006, 2005 and 2004, respectively. These royalty license agreements renew annually unless cancelled by the licensee on the expiration date.

During the second quarter of fiscal 2003, we entered into a license agreement with StarGuide Digital Networks, Inc., a Nevada corporation. This agreement granted to Wegener a number of limited licenses of StarGuide patents related to delivering IP data by satellite and store/forward audio. These licenses extend to and conclude upon the last to expire of any licensed patent. We have agreed to pay StarGuide a running royalty on certain of our products. We believe that these royalties will not have a material adverse effect on our financial condition or results of operations. In addition, as of September 1, 2006, we have entered into eight other license agreements for utilization of various technologies. These agreements currently require royalty payments, or may require future royalties for products under development, none of which are expected to have a material adverse effect on our financial condition or results of operations.

Seasonal Variations in Business

There do not appear to be any seasonal variations in our business.

Working Capital Practices

Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) section of this report is incorporated herein by reference in response to this item.

Dependence upon a Limited Number of Customers

We sell to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network and data communications industries. Sales to Muzak, Nielsen Media Research and BBC World Services accounted for approximately 21.8%, 10.7% and 10.5% of revenues in fiscal 2006, respectively. Sales to Muzak, Ascent Media Systems & Technology Services, Educational Media Foundation and Roberts Communications Network accounted for approximately 22.5%, 14.1%, 13.0% and 10.3%, of revenues in fiscal 2005, respectively. Sales to Muzak accounted for approximately 39.6% of revenues in fiscal 2004. At September 1, 2006 and September 2, 2005, two customers accounted for more than 10% of our accounts receivable. Sales to a relatively small number of major customers have typically comprised a majority of our revenues. This trend is expected to continue in fiscal 2007. The loss of one or more of these customers would likely have, at least in the near term, a material adverse effect on our results of operations.

Backlog of Orders

Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within 18 months. Our eighteen month backlog was approximately $10,700,000 at September 1, 2006, $10,100,000 at September 2, 2005, and $12,010,000 at September 3, 2004. Three customers accounted for 76.0% of the backlog at September 1, 2006. Reference is hereby made to the information contained in MD&A, which is incorporated herein by reference in response to this item. The total multi-year backlog at September 1, 2006 was approximately $19,452,000 compared to approximately $23,964,000 at September 1, 2005.

Approximately $9,527,000 of the September 1, 2006, backlog is expected to ship during fiscal 2007. Three customers accounted for 73.7% of the backlog expected to ship during fiscal 2007.

Competitive Conditions

We compete both with companies that have substantially greater resources and with small specialized companies. Competitive forces generally change from year to year for the markets we serve. Through relationships with component and integrated solution providers, we believe we are positioned to provide complete end-to-end digital video and audio systems to our customers.

Cable Television

Competition for our Unity® products in the cable television market is from large and well-established companies, such as Motorola and Scientific Atlanta, a Cisco company. Our Unity® products have a competitive advantage with our advanced Compel® control, so we focus on opportunities where that advantage is of value to the customer.

Competition for our DTV products is mostly from smaller companies that are not as well established in the cable television market. Our products in this area offer technical advantages over competing offerings. Significant orders for this product line will depend on the overall growth of broadcast and telecom HDTV offerings and possible legislative decisions by the FCC in the future.

Broadcast Television

Competition for our Unity® products in the broadcast television market is from large and well-established companies such as Tandberg, Motorola and Scientific Atlanta, a Cisco company. Our Unity® products have a competitive advantage with our advanced Compel® control, so we focus on opportunities where that advantage is of value to the customer. In addition, since the revenue opportunities in broadcast television are smaller than cable, our competitors do not compete for all of those opportunities as aggressively.

Broadcast Radio

Competition is currently limited to a few smaller companies for our iPump® Media Server in the broadcast radio market. Compel® Network Control and Medial Plan CM are competitive advantages in broadcast radio, as well as our full-featured iPump® 6420 product.

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

Research and Development

Our research and development activities are designed to strengthen and enhance our existing products and systems and to develop new products and systems. Our development strategy is to identify features, products and systems which are, or are expected to be, needed by a number of customers. A major portion of the fiscal 2006 research and development expenses were spent on new product development of our iPump® 6400 and 6420, Compel®, MediaPlan®CM, IPTV and Unity® 550 products. WCI’s research and development expenses totaled $3,052,000 in fiscal 2006, $3,493,000 in fiscal 2005, and $3,095,000 in fiscal 2004. Additional information contained on pages 2-7 and in MD&A is incorporated herein by reference in response to this item.

Technological advances occur frequently in our industry and our product offerings must be upgraded with the advances to continue to remain current with industry trends and attract potential customers. During fiscal 2006, we invested heavily in new technologies since the industry is in a transitional period between technologies and new technologies are emerging and becoming viable. We have the opportunity to invest in new technologies now while they are still very innovative and of high value to customers. During fiscal 2006, we invested in MPEG-4 technology, store-forward technology and network management. We anticipate that we will continue to invest in all of these technologies in the coming years as they are all at the beginnings of their life cycles.

MPEG-4/H.264 video compression is a new technology that is just becoming viable for our products. It will drive a new cycle of purchases throughout our industry, and we want to ensure that we have products available as soon as the technology is ready for deployment. MPEG-4/H.264 compression reduces bandwidth utilization by almost half, which is a significant cost reduction for our customers since bandwidth utilization is one of their largest operating expenses. We believe this reduction in operating expenses will contribute to an increase in purchases by our customers. Alternately, the customers can upgrade their video to high definition and significantly increase its quality while maintaining similar bandwidth utilization to their current MPEG-2 standard definition networks. We are working on the second version of the Unity® 550 receiver to incorporate MPEG-4 technology, as well as exploring applications within the telecom industry for consumer settop boxes.

In addition to MPEG-4, we also continue to invest in the diversification of the iPump® Media Server product line to alternate markets, such as broadcast radio and broadcast news.

Network control and management has long been a differentiator for our Unity® receivers and iPump® media servers. Through fiscal 2006, we continued to invest in network control for our products which allows customers to create dynamic environments with their receivers and to gain additional advertising revenue by regionalizing broadcasts and advertisements. When network control is included in a store-forward network, it becomes a very complex operation to manage the media content and data files on iPumps® throughout the network. It is imperative to customers that it is managed properly, as the content often has limited viewing rights, so it must be deleted when rights have expired or replaced by newer versions over time. Network control and management products, such as Compel® and MediaPlan®, manage such operations.

Employees

As of September 1, 2006, we had 92 full-time employees employed by WCI and no employees employed by Wegener Corporation. No employees are parties to a collective bargaining agreement and we believe that employee relations are good.

Available Information

Our Web site is http://www.wegener.com. Information contained on our Web site should not be considered incorporated by reference in this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, for purposes of section 401(b) of Regulation S-K, are as follows:

Name and Business Experience	Age	Office Held
Robert A. Placek President and Chief Executive Officer of the Company since August 1987 and Director of the Company since July 1987. Chairman of the Board since 1995. Chairman and Chief Executive Officer and Director of WCI since 1979. President of WCI from October 1979 to June 1998 and from March 2002 to January 2005.	68	Chairman of the Board, President and Chief Executive Officer of the Company

Ned L. Mountain President and Chief Operating Officer of WCI since January 2005 and Director of the Company since May 2003. Executive Vice President of WCI from March 2002 to January 2005. Senior Vice President of Business Development of WCI from 1996 to 2002. Vice President European Operations of WCI from 1994 to 1995. Numerous sales and marketing positions from 1981to 1994. Corporate Senior Engineer of UA-Columbia Cablevision from 1979 to 1981.	58	President and Chief Operating Officer of WCI

C. Troy Woodbury, Jr. Treasurer and Chief Financial Officer of the Company since June 1988 and Director since 1989. Treasurer and Chief Financial Officer of WCI since 1992. Senior Vice President of Finance of WCI since March 2002. Executive Vice President of WCI from July 1995 to March 2002. Chief Operating Officer of WCI from September 1992 to June 1998. Group Controller for Scientific-Atlanta, Inc. from March 1975 to June 1988.	59	Treasurer and Chief Financial Officer of the Company and WCI

ITEM 1A. RISK FACTORS

(See also “Outlook : Issues and Uncertainties”)

Our business, financial condition and operating results can be affected by a number of factors, including those listed below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Any of these risks could also materially and adversely affect our business, financial condition or the price of our common stock.

We have a limited history of profitability and may need additional capital in the future, which we may not be able to secure on terms acceptable to us. In addition, our line of credit has borrowing availability limits as well as a maximum credit limit.

Over the past five fiscal years, we have reported positive operating income only in fiscal year 2002. As a consequence, we had an accumulated deficit of $14,976,000 at September 1, 2006. There can be no certainty regarding our ability to achieve or sustain profitability in the future. At September 1, 2006, our cash and cash equivalents balances were $959,000 and our borrowing availability under our current line of credit advance formulas was $585,000 net of the outstanding letters of credit in the amount of $3,242,000. Whether or not we are able to operate profitably, we may require additional capital to finance our operations. We may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. Our ability to raise funds, if required, may be adversely affected by a number of factors relating to Wegener, as well as factors beyond our control, including conditions in capital markets and the cable, telecom and satellite industries. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

Our fluctuations in bookings and revenues affect our ability to borrow due to collateral advance formulas on our credit facilities. In addition, our credit facility imposes debt covenants and maximum borrowing limits.

At September 1, 2006, our cash and cash equivalents balances were $959,000 and our borrowing availability under our current line of credit advance formulas was $585,000 net of the outstanding letters of credit in the amount of $3,242,000. Currently our bank allows 50% of the value of letters of credit as collateral while reducing borrowing availability by the full amount of outstanding letter of credit balances. As a result, we may at various times during fiscal 2007, require overadvances to the bank’s collateral formula until the letter of credit inventory commitments convert to receivables, against which the bank will allow 80% as available collateral. There is no assurance the bank will grant overadvances in sufficient amounts and for the duration of time required to support operations until the inventory is sold. At September 1, 2006 and September 2, 2005, we were in violation of our tangible net worth covenants, as to which the bank granted waivers. A breach of these covenants or our inability to maintain the debt covenants could result in a default on our indebtedness. If a default occurs, the bank could increase the interest rate or declare any outstanding indebtedness, together with accrued interest and other fees, to be immediately due and payable, and could proceed against our assets that secure that indebtedness.

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

Our lengthy and variable qualification and sales cycles make it difficult to predict the timing of a sale or whether a sale will be made.

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

Sales to a relatively small number of major customers have typically comprised a majority of our revenues, and that trend is expected to continue throughout fiscal 2007 and beyond. In fiscal 2006, three customers accounted for approximately 21.8%, 10.7% and 10.5% of revenues, respectively. Three customers accounted for 76.0% of the backlog at September 1, 2006 and 73.7% of the backlog scheduled to ship during fiscal 2007. The loss of any significant customer or any reduction in orders by any significant customer would adversely affect our business and operating results and potentially our liquidity.

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

Our intellectual property rights may be insufficient to protect our competitive position. In addition, our pending or future intellectual property applications may not be issued.

We hold five U.S patents currently, the most significant of which is a patent covering advanced receiver grouping techniques in Compel® which will expire on January 15, 2008. We hold eight active trademarks, such as Compel®, iPump®, Wegener® and Unity®. Currently we have 12 patent applications pending and two trademark applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent and trademark applications will be issued. We also cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own.

We may not be able to license necessary third-party technology or it may be expensive to do so. In addition, claims that we infringe third-party intellectual property rights could result in significant expenses and restrictions on our ability to sell our products in particular markets.

In order to develop and market successfully certain of our planned products for digital applications, we may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into such technology development or licensing agreements, we cannot assure you that such agreements will be negotiated on terms acceptable to us, or at all. The failure to enter into technology development or licensing agreements, when necessary, could limit our ability to develop and market new products and could cause our business to suffer. Third parties have in the past claimed, and may in the future claim, that we have infringed their current or future intellectual property rights. There can be no assurance that we will prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Even if we prevail in litigation, such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, financial position and cash flows.

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

The market for our products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. Product introductions are generally characterized by increased functionality and better quality, sometimes at reduced prices. The introduction of products embodying new technology may render existing products obsolete and unmarketable. Our ability to successfully develop and introduce on a timely basis new and enhanced products that embody new technology, and achieve levels of functionality and price acceptable to the market, will be a significant factor in our ability to grow and to remain competitive. If we are unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the industry, our business and operating results will be materially and adversely affected.

There is no assurance of a continued trading market in our stock.

Our common stock is traded on the Nasdaq Capital Market. There is no assurance that a public market for our stock will continue to be made or that persons purchasing our common stock will be able to avail themselves of a public trading market for the common shares in the future. There can be no assurance that we will remain in compliance with Nasdaq's continued listing requirements. If the common stock is delisted by Nasdaq, the trading market for the common stock will be adversely affected, as price quotations for the common stock will not be as readily obtainable, which would likely have a material adverse effect on the market price of the common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our executive, sales, engineering and administrative offices are located at 11350 Technology Circle, Duluth, Georgia 30097-1502. This 40,000 square foot facility, which is located on a 4.7 acre site, was purchased by WCI in February 1987. During August 1989, WCI purchased an additional 4.4 acres of adjacent property. WCI also leases a 21,000 square foot manufacturing facility in Alpharetta, Georgia under a two-year lease expiring in January 2007 with annual rent of approximately $143,000. We expect to be able to renew the lease on similar terms. WCI's 40,000 square foot facility and 4.4 acres of adjacent land are pledged as collateral under our line of credit facility.

ITEM 3. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we have become a defendant in various types of legal proceedings. We presently do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Capital Market (NASDAQ symbol: WGNR). As of November 3, 2006, there were approximately 361 holders of record of Common Stock. This number does not reflect beneficial ownership of shares held in nominee name.

The quarterly ranges of high and low sale prices for fiscal 2006 and 2005 were as follows:

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First Quarter	$1.85	$1.17	$2.65	$1.07
Second Quarter	1.57	1.15	2.93	1.63
Third Quarter	1.74	1.25	2.25	1.62
Fourth Quarter	1.60	.76	2.34	1.01

We have not paid any cash dividends on our Common Stock. For the foreseeable future, our Board of Directors does not intend to pay cash dividends, but rather plans to retain earnings to support our operations. Furthermore, we are prohibited from paying dividends under our bank loan agreement, as more fully described in MD&A and in Note 7 to the consolidated financial statements contained in this report.

The following table summarizes information as of September 1, 2006, regarding our common stock reserved for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under the Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,282,531	$1.56	541,669
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	1,282,531	$1.56	541,669

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in thousands, except per share amounts)

	Year ended
	September 1, 2006	September 2, 2005	September 3, 2004	August 29, 2003			August 30, 2002
Revenue	$20,388	$21,902	$18,104		$20,133		$23,459

Operating income (loss)	(2,811)	(1,470)	(3,086)		(240)		1,311

Net earnings (loss) (b)	(2,883)	(5,671)	(2,108)		88		808

Net earnings (loss) per share
Basic	$(.23)	$(.45)	$(.17)	$	(a	)	$.07
Diluted	$(.23)	$(.45)	$(.17)	$	(a	)	$.07

Cash dividends paid per share (c)	—	—	—		—		—

Total assets	$11,128	$12,802	$17,496		$18,168		$18,700

Long-term obligations inclusive of current maturities	—	—	—		4		10

(a)	Less than $.01 per share.
(b)	The year ended September 2, 2005 includes a fourth quarter noncash tax charge of $4,710,000 to provide a full valuation allowance for net deferred tax assets.
(c)	We have never paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Additionally, our line of credit precludes the payment of dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements are subject to the safe harbors created thereby. Forward-looking statements may be identified by words such as "believes," "expects," "projects," "plans," "anticipates," and similar expressions, and include, for example, statements relating to expectations regarding future sales, income and cash flows. Forward-looking statements are based upon the Company’s current expectations and assumptions, which are subject to a number of risks and uncertainties including, but not limited to: customer acceptance and effectiveness of recently introduced products; development of additional business for the Company’s digital video and audio transmission product lines; effectiveness of the sales organization; the successful development and introduction of new products in the future; delays in the conversion by private and broadcast networks to next generation digital broadcast equipment; acceptance by various networks of standards for digital broadcasting; the Company’s liquidity position and capital resources; general market conditions which may not improve during fiscal year 2007 and beyond; and success of the Company’s research and development efforts aimed at developing new products. Additional potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, availability of raw materials, new and existing well-capitalized competitors, and other uncertainties detailed from time to time in the Company’s periodic Securities and Exchange Commission filings. Such forward-looking statements are subject to risks, uncertainties and other factors and are subject to change at any time, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake any obligation to update any forward-looking statements.

OVERVIEW

We design and manufacture satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI is an international provider of digital solutions for video, audio and IP data networks. Applications include IPTV, broadcast television, cable television, radio networks, business television, distance education, business music and financial information distribution. COMPEL®, our patented network control system, provides network flexibility to regionalize programming, commercials and file transfers.

We operate on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal years 2006 and 2005 contained 52 weeks while fiscal year 2004 contained 53 weeks. All references herein to 2006, 2005 and 2004, refer to the fiscal years ending September 1, 2006, September 2, 2005, and September 3, 2004, respectively.

Our fiscal 2006 revenues decreased $1,514,000, or 6.9%, to $20,388,000 from $21,902,000 in fiscal 2005. Fiscal 2006 revenues were adversely impacted by engineering development delays of the iPump® 6420 which was scheduled to begin shipping in the fourth quarter of fiscal 2006. Shipments of the iPump® 6420 product began during our first quarter of fiscal 2007.

During the first quarter of fiscal 2006, approximately $9.0 million in new orders were booked. Four significant orders were received from two radio networks, a government agency and a private network. iPump® systems accounted for more than 90% of these orders. Of these orders, approximately $4.6 million remains to ship in fiscal 2007. During the second quarter of fiscal 2006, we booked approximately $6.1 million in new orders, including a $3.6 million contract from BBC World Services (BBC) utilizing our iPump® system for its international radio distribution network. The system allows the BBC to distribute audio to over 900 partners globally through advanced digital file store-forward technology, as well as traditional linear broadcasting. Approximately $1.5 million of the BBC order remains to ship in fiscal 2007. Additional bookings in fiscal 2006 included new orders from Teracom, utilizing our iPump® 622 media server to support two pilot programs for digital signage to retail stores and distribution of video and data to retail gaming establishments, and from Nielsen Media Research, Inc., for the development and manufacture of the new SpoTTracTM Encoder. The Nielsen SpoTTracTM encoder product is for commercial applications and is not for consumer in-home use.

Current Developments

We are continuing to invest in new technologies utilizing MPEG-4/H.264 video compression and DVB-S2 satellite modulation combined. MPEG-4/H.264 compression and DVB-S2 modulation reduce bandwidth utilization by about half, which allows present networks to cut recurring costs by up to 50% and allows the creation of new networks that were not possible with previous technologies. Alternately, our customers will be able to upgrade their video to high definition and significantly increase its quality while maintaining similar bandwidth utilization to their current MPEG-2 standard definition offering. The SMD515 IPTV settop and the Unity® 550 version 2 satellite receiver will be our first products with MPEG-4/H.264 technology, as we continue to explore other potential applications for the technology. We expect the development of products utilizing MPEG-4/H.264 technology to continue throughout fiscal 2007.

We believe that market demand for MPEG-4 technology is very strong. However, we are experiencing delays by customers in making equipment purchases until the new technology is available. This caused a bookings shortfall in the fourth quarter of fiscal 2006. Due to the low level of bookings, we anticipate a loss in operating results for our first quarter of fiscal 2007. However, bookings to date for the first quarter of fiscal year 2007 were stronger than the previous fourth quarter’s level. Subsequent to September 1, 2006, approximately $4.2 million in new orders were booked. We are extremely focused on completing our first round of MPEG-4 products to take advantage of the strong market demand for MPEG-4.

We expect our SMD 515 settop product for IPTV applications will open new markets for us and potential additional product offerings for new and existing customers. There are clearly higher risks present in this product line, which has a different business model with lower margin levels than our historical business, as well as significant competitors. We are actively exploring multiple potential business arrangements for the product line. In addition, the SMD 515, as it is currently designed, is directly applicable to IPTV applications within our current markets and provides the opportunity for new offerings to our existing customer base.

In addition to MPEG-4 and DVB-S2 technology development, we continue to invest in the iPump® Media Server utilizing store-forward technology. We expanded the functionality of the iPump® for use in the broadcast television, radio and news markets, where we have traditionally been strong and now have deployed networks with all three product options. We continue to believe the iPump® is the right product for our markets and will make a significant contribution to future revenues. The iPump® Media Server uses a store and forward approach to network operations compared to traditional real-time video and audio delivery networks. The iPump® Media Server provides customers with many additional capabilities not available in traditional real-time delivery networks, such as streaming video and audio to the desktop, more efficient use of expensive satellite bandwidth and the ability to originate two complete television networks from a single unit. MediaPlan® i/o and MediaPlan® CM modules provide control over storing and managing digital media content. These features enhance network content management and ease of network operations.

Financial Position and Liquidity

We have no long-term debt or line of credit borrowings outstanding at September 1, 2006. Our cash and cash equivalents balances were $959,000 at September 1, 2006. Our $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories, is currently being used to support import letters of credit issued to our offshore manufacturers, which at September 1, 2006 amounted to $3,242,000 compared to $1,016,000 at September 2, 2005. At September 1, 2006, approximately $585,000 net of the outstanding letters of credit was available to borrow under the advance formulas. The increase in outstanding letters of credit is primarily due to our new product introductions of the iPump® 6420, Unity550 and SMD515 products, and for European orders requiring lead-free Unity4600 receivers. We have orders in our September 1, 2006, backlog scheduled to ship throughout fiscal 2007 for approximately $1,837,000, or 57% of the outstanding letters of credit balances. We expect in fiscal 2007 to book and ship orders for the remainder of the outstanding balances. Currently our bank allows 50% of the value of letters of credit as collateral while reducing borrowing availability by the full amount of outstanding letter of credit balances. As a result, we may at various times during fiscal 2007, require overadvances to the bank’s collateral formula until the letter of credit inventory commitments convert to receivables, against which the bank will allow 80% as available collateral. There is no assurance the bank will grant overadvances in sufficient amounts and for the duration of time required to support operations until the inventory is sold. As a result we may need to obtain additional sources of financing. No assurances may be given that additional sources of capital, if needed, would be available. During the first quarter of fiscal 2007, we began to utilize borrowings on the line of credit for payments against outstanding letters of credit and to support operations.

(See the Liquidity and Capital Resources section for further discussion.)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations as a percentage of revenue:

	Year ended
	September 1, 2006	September 2, 2005	September 3, 2004
Revenue	100.0%	100.0%	100.0%
Cost of products sold	67.8	63.6	73.3
Gross margin	32.2	36.4	26.7
Selling, general, and administrative	31.0	27.1	26.7
Research & development	15.0	15.9	17.1
Operating income (loss)	(13.8)	(6.7)	(17.0)
Interest expense	(0.5)	(0.3)	(0.5)
Interest income	0.1	0.1	0.2
Earnings (loss) before income taxes	(14.1)	(6.9)	(17.3)
Income tax (expense) benefit	0.0	(19.0)	5.7
Net earnings (loss)	(14.1)%	(25.9)%	(11.6)%

Net loss for the year ended September 1, 2006, was $(2,883,000) or $(0.23) per diluted share, compared to a net loss of $(5,671,000) or $(0.45) per diluted share for the year ended September 2, 2005, and a net loss of $(2,108,000) or $(0.17) per diluted share for the year ended September 3, 2004. The net loss for the year ended September 2, 2005 included a fourth quarter noncash income tax charge of $4,710,000 to provide a full valuation allowance for net deferred tax assets.

Revenues for fiscal 2006 decreased $1,514,000, or 6.9%, to $20,388,000 from $21,902,000 in fiscal 2005. Direct Broadcast Satellite (DBS) revenues (including service revenues) in fiscal 2006 decreased $1,384,000, or 6.4%, to $20,258,000 from $21,642,000 in fiscal 2005. Analog and Custom Products Group revenues (previously referred to as Telecom and Custom Products Group) revenues decreased $131,000, or 50.3%, in fiscal 2006 to $129,000 from $260,000 in fiscal 2005. Revenues and order backlog are subject to the timing of significant orders from customers, and as a result revenue levels may fluctuate on a quarterly and yearly basis. Fiscal 2006 revenues included two new orders from BBC World Services and Jones Radio Networks of iPump® Media Servers, digital encoders and Unity® receivers for their broadcast radio networks. Additionally, fiscal 2006 included revenues on a new order from Nielsen Media Research. DBS revenues in fiscal 2006 were adversely impacted by engineering development delays of the iPump® 6420, which was scheduled to begin shipping in the fourth quarter of fiscal 2006. The Analog and Custom Products Group revenue decrease in fiscal 2006 reflected a continuing decline in orders for older analog and cue and control equipment.

Revenues for fiscal 2005 increased $3,798,000, or 21.0%, to $21,902,000 from $18,104,000 in fiscal 2004. Direct Broadcast Satellite (DBS) revenues (including service revenues) in fiscal 2005 increased $4,475,000, or 26.1%, to $21,642,000 from $17,167,000 in fiscal 2004. Analog and Custom Product revenues decreased $677,000, or 72.3%, in fiscal 2004 to $260,000 from $937,000 in fiscal 2003. Fiscal 2005 revenues included two new orders from Ascent Media of iPump® Media Servers, digital encoders and Unity® receivers for a private network application, and to convert a television distribution network from analog to digital and upgrade the network’s capabilities with store and forward technology. Initial shipments were made to Fox NewsEdge to upgrade their network operations using Compel® Network Control, MediaPlan® and iPump® Media Servers. Shipments continued to Roberts Communications Network on additional orders of uplink equipment and Unity® receivers to upgrade its existing network. Fiscal 2005 also included shipments of transmission equipment, receivers and our Compel® network control system to a new radio broadcast customer for network upgrades and expansion. The Analog and Custom Products Group revenue decrease in fiscal 2005 reflected a continuing decline in orders for older analog and cue and control equipment.

WCI's backlog of orders scheduled to ship within 18 months was $10,700,000 at September 1, 2006, compared to $10,100,000 at September 2, 2005, and $12,010,000 at September 3, 2004. The total multi-year backlog at September 1, 2006, was approximately $19,452,000. Approximately $9,527,000 of the September 1, 2006, backlog is expected to ship during fiscal 2007. Three customers accounted for 76.0% of our backlog at September 1, 2006 and for 73.7% of the backlog expected to ship during fiscal 2007. Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue. (See note 11 to the consolidated financial statements, “Segment Information and Significant Customers”.) Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, we expect future revenue levels and operating results to fluctuate from quarter to quarter.

International sales are generated through a direct sales organization and through foreign distributors. International sales were $3,396,000 or 16.7% of revenues in fiscal 2006 compared to $532,000 or 2.4% of revenues in fiscal 2005, and $606,000 or 3.3% of revenues in fiscal 2004. International shipments are generally project specific, and therefore revenues are subject to variations from year to year based on the timing of customer orders. Fiscal 2006 included revenues on the new order to BBC World Services. All international sales are denominated in U.S. dollars. Additional financial information on geographic areas is provided in Note 11 to the consolidated financial statements.

Gross profit as a percent of sales was 32.2% in fiscal 2006 compared to 36.4% in fiscal 2005, and 26.7% in fiscal 2004. Gross profit margin dollars decreased $1,412,000, or 17.7%, to $6,556,000 in fiscal 2006 from $7,968,000 in fiscal 2005. Fiscal 2004 gross profit margin dollars amounted to $4,840,000. The decrease in margin percentages and dollars in fiscal 2006 was mainly due to lower revenues, which resulted in higher unit fixed overhead costs. Profit margins in fiscal 2006 included inventory reserve charges of $350,000 compared to $325,000 in fiscal 2005 and $225,000 in fiscal 2004. Capitalized software amortization expenses included in cost of sales in fiscal 2006 were $1,936,000 compared to $1,454,000 in fiscal 2005 and $1,330,000 in fiscal 2004. Fiscal 2005 gross margin dollars and percentages were favorably impacted by an adjustment of accrued expenses of $218,000.

Selling, general, and administrative (SG&A) expenses increased $369,000, or 6.2%, to $6,315,000 in fiscal 2006 from $5,946,000 in fiscal 2005. As a percentage of revenues, SG&A expenses were 31.0% of revenues in fiscal 2006 and 27.1% in fiscal 2005. Corporate SG&A expenses in fiscal 2006 increased $539,000 to $1,500,000 from $961,000 in fiscal 2005. The increase was mainly due to costs related to corporate governance matters, a proxy contest and a shareholder lawsuit. Sarbanes-Oxley compliance costs included in corporate SG&A for fiscal 2005 were approximately $188,000 compared to none in fiscal 2006 and 2004. WCI’s SG&A expenses decreased $170,000, or 3.4%, to $4,815,000 in fiscal 2006 from $4,985,000 in fiscal 2005. The decrease in WCI’s SG&A expenses in fiscal 2006 was mainly due to the lower consulting expenses of $227,000, sales salaries of $116,000 and bad debt provisions of $110,000, which were offset by increases in professional fees of $172,000 and in-house and outside agent sales commissions of $133,000.

SG&A expenses increased $1,115,000, or 23.1%, to $5,946,000 in fiscal 2005 from $4,831,000 in fiscal 2004. As a percentage of revenues, SG&A expenses were 27.1% of revenues in fiscal 2005 and 26.7% in fiscal 2004. Corporate SG&A expenses in fiscal 2005 increased $215,000 to $961,000 from $746,000 in fiscal 2004. Corporate SG&A expenses in fiscal 2004 included an insurance reimbursement of $191,000 for a portion of legal costs expensed in fiscal 2003 related to defending the Company against an unsolicited, hostile takeover attempt by Radyne ComStream, Inc. WCI’s SG&A expenses increased $900,000, or 22.0%, to $4,985,000 in fiscal 2005 from $4,085,000 in fiscal 2004. The increase in WCI’s SG&A expenses in fiscal 2005 was mainly due to higher sales salaries of $326,000 due to an increase in personnel, increases in selling and marketing expenses of $295,000 due to increased sales activity and sales commissions, higher consulting expenses of $126,000 related to strategic planning, and increases in relocation expenses and placement fees of $29,000. These expenses were offset by lower professional fees at WCI of $57,000.

Research and development expenditures, including capitalized software development costs, were $4,451,000 or 21.8% of revenues in fiscal 2006, $5,046,000 or 23.0% of revenues in fiscal 2005, and $4,789,000 or 26.4% of revenues in fiscal 2004. The decrease in expenditures in fiscal 2006 compared to fiscal 2005 was due to lower engineering consulting expenses resulting from completed projects, a decrease in prototype part costs and lower depreciation expense. The increase in expenditures in fiscal 2005 compared to fiscal 2004 was due to increased prototype part costs and placement fees. Software development costs totaling $1,399,000, $1,553,000, and $1,693,000 were capitalized during fiscal 2006, 2005 and 2004, respectively. The decreases in capitalized software costs in fiscal 2006 compared to fiscal 2005 were due to decreased expenditures on the iPump® Media Server and Compel® products. The decreases in capitalized software costs in fiscal 2005 compared to fiscal 2004 are due to decreased expenditures on the iPump® Media Server, UNITY®4600 and DTV series 700 products, which were partially offset by increased expenditures on the SMD 515 product. Research and development expenses, excluding capitalized software development costs, were $3,052,000 or 15.0% of revenues in fiscal 2006, $3,493,000 or 15.9% of revenues in fiscal 2005, and $3,095,000 or 17.1% of revenues in fiscal 2004. We expect fiscal 2007 research and development expenditures to approximate fiscal 2006 levels as we continue to develop and enhance DBS products incorporating MPEG-4/h.264 technology.

Interest expense was $98,000 in fiscal 2006 compared to $59,000 in fiscal 2005 and $96,000 in fiscal 2004. The increase in fiscal 2006 compared to fiscal 2005 was due to line of credit borrowings during fiscal 2006 and an increase in average outstanding letter of credit commitment balances. Interest expense in fiscal years 2005 and 2004 was principally associated with letters of credit commitments and bank float charges on lockbox collections. The decrease in fiscal 2005 compared to fiscal 2004 was primarily due to a decrease in the average outstanding letter of credit commitment balances. We believe that interest expense in fiscal 2007 will increase compared to fiscal 2006 as a result of expected increases in line of credit borrowings, as well as potential increases in our loan interest rate, as further discussed in liquidity and capital resources.

Interest income was $26,000 in fiscal 2006 compared to $27,000 in fiscal 2005 and $43,000 in fiscal 2004. Interest income in fiscal 2006 included a one-time benefit of $18,000 from interest paid on the collection of Adelphia Communications receivables. The decrease in fiscal 2005 compared to fiscal 2004 was mainly due to lower average balances of cash and cash equivalents and by a one-time benefit of $19,000 in fiscal 2004 related to the collection of a trade accounts receivable.

No income tax benefit was recorded in fiscal 2006 due to an increase in the deferred tax asset valuation allowance of $1,038,000. At September 1, 2006, net deferred tax assets of $5,748,000 were fully reserved by a valuation allowance for the reasons set forth in the paragraph below. Fiscal 2005 income tax expense of $4,169,000 was comprised of deferred federal and state tax expenses of $3,659,000 and $510,000, respectively. Federal and state tax expenses in fiscal 2005 included a fourth quarter noncash charge of $4,710,000 to provide a full valuation allowance for net deferred tax assets.

SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence must be considered in judging the likelihood of realizing tax benefits. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses are one of the most difficult pieces of negative evidence to overcome in the absence of sufficient existing orders and backlog (versus forecasted future orders) supporting a return to profitability. Additional orders and backlog are currently needed to return to profitability in fiscal 2007. Our assessment in applying SFAS No. 109 indicated that a full valuation allowance for our net deferred tax assets was required as of September 1, 2006 and September 2, 2005. The effect in fiscal 2005 was to reverse the benefits of net deferred tax assets that were recorded in prior years’ financial statements. These tax benefits will be available, prior to the expiration of carryforwards, to reduce future income tax expense resulting from earnings or increases in deferred tax liabilities.

At September 1, 2006, we had a federal net operating loss carryforward of $9,505,000, of which $1,604,000 expires in fiscal 2021, $1,296,000 in fiscal 2023, $3,396,000 in fiscal 2024, $1,454,000 in fiscal 2025 and $1,755,000 in fiscal 2026. Additionally, we had an alternative minimum tax credit of $138,000 and a state income tax credit of $199,000, expiring in fiscal 2009, all of which were fully offset by the valuation allowance.

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

Revenue Recognition – Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Revenues from separate extended service maintenance agreements are recognized ratably over the term of the agreements. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue. At September 1, 2006, deferred extended service maintenance revenues were $527,000 and deferred revenues related to future performance obligations were $581,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2007. We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by us. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the year ended September 1, 2006, revenues to three customers in the amount of $5,285,000 were recorded prior to delivery as bill and hold transactions. At September 1, 2006, accounts receivable for these revenues amounted to $300,000 and were paid in full subsequent to September 1, 2006.

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

Our principal sources of revenues are from the sales of various satellite communications equipment. Embedded in our products is internally developed software of varying applications. We evaluate our products to assess whether software is more than incidental to a product. When we conclude that software is more than incidental to a product, we will account for the product as a software product. Revenue on software products and software-related elements is recognized in accordance with SOP No. 97-2, “Software Revenue Recognition” as amended by SOP No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions.” Significant judgment may be required in determining whether a product is a software or hardware product.

Inventory Reserves - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. We make inventory reserve provisions to properly reflect inventory value based on a review of inventory quantities on hand, sales forecasts, new products being developed and technology changes. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At September 1, 2006, inventories, net of reserve provisions, amounted to $3,858,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At September 1, 2006, capitalized software costs, net of accumulated amortization, amounted to $1,230,000.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. As discussed in the "Results of Operations" section of this MD&A, during the fourth quarter of fiscal 2005, we recorded a $4,710,000 non-cash income tax charge to establish a full valuation allowance against all of our net deferred tax assets. The valuation allowance increased $1,038,000 in fiscal 2006. At September 1, 2006, net deferred tax assets of $5,748,000 were fully reserved by a valuation allowance.

Accounts Receivable Valuation – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At September 1, 2006, accounts receivable net of allowances for doubtful accounts amounted to $1,780,000.

LIQUIDITY AND CAPITAL RESOURCES

At September 1, 2006, our primary sources of liquidity were cash of $959,000 and a $5,000,000 bank loan facility, which matures on June 30, 2007. Cash and cash equivalents decreased $148,000 in fiscal 2006. During fiscal 2006, line of credit borrowings began in the second quarter and continued through the majority of the fourth quarter. During fiscal 2006, the average daily balance outstanding was $538,000 and the highest outstanding balance was $2,366,000. At September 1, 2006, no long-term debt or line of credit borrowings were outstanding. Our bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories, is currently being used to support import letters of credit issued to our offshore manufacturers, which at September 1, 2006 amounted to $3,242,000 compared to $1,016,000 at September 2, 2005. At September 1, 2006, approximately $585,000 net of the outstanding letters of credit was available to borrow under the advance formulas. The increase in outstanding letters of credit is primarily due to new our product introductions of the iPump® 6420, Unity550 and SMD515 products, and for European orders requiring lead-free

Unity4600 receivers. We have orders in our September 1, 2006, backlog scheduled to ship throughout fiscal 2007 for approximately $1,837,000, or 57% of the outstanding letters of credit balances. In fiscal 2007, we expect to book and ship orders for the remainder of the outstanding balances. Currently our bank allows 50% of the value of letters of credit as collateral while reducing borrowing availability by the full amount of outstanding letter of credit balances. As a result, we may at various times during fiscal 2007 require overadvances to the bank’s collateral formula until the letter of credit inventory commitments convert to receivables, against which the bank will allow 80% as available collateral. There is no assurance the bank will grant overadvances in sufficient amounts and for the duration of time required to support operations until the inventory is shipped. As a result we may need to obtain additional sources of financing. No assurances may be given that additional sources of capital, if needed, would be available. During the first quarter of fiscal 2007, we began to utilize borrowings on the line of credit for payments against outstanding letters of credit and to support operations.

In addition, at September 1, 2006, we had land and buildings and improvements with a cost basis of $4,454,000, which had no mortgage balances outstanding. Land and buildings are not currently used in the existing loan facility’s availability advance formulas; however, we believe these assets could be used to support additional borrowing capacities either with our existing bank or from other lenders.

Cash provided by operating activities was $1,623,000 in fiscal 2006, $1,659,000 in fiscal 2005 and $562,000 in fiscal 2004. Fiscal 2006 net loss adjusted for noncash expenses provided cash of $256,000. Increases in inventories and other assets used cash of $254,000 while changes in accounts receivable and customer deposits provided cash of $265,000. Changes in accounts payable and accrued expenses provided cash of $1,356,000.

Cash used by investing activities in fiscal 2006 was $1,734,000 compared to $2,109,000 in fiscal 2005 and $2,299,000 in fiscal 2004. In fiscal 2006, investing activities used cash of $221,000 for property and equipment expenditures, $1,399,000 for capitalized software additions and $114,000 for legal expenses related to the filing of applications for various patents and trademarks. Capitalized software expenditures were incurred primarily for the development of Compel® network control and MediaPlan® software, the iPump® Media Server, and MPEG-4/h.264 products. Property and equipment expenditures were for planned additions of principally manufacturing and engineering test equipment. Fiscal 2007 expenditures for investing activities are expected to approximate fiscal 2006 levels.

Cash used by financing activities for loan facility fees was $38,000 in fiscal 2006, while financing activities provided cash of $36,000 and $168,000 in fiscal 2005 and 2004, respectively.

Net accounts receivable decreased $529,000 to $1,780,000 at September 1, 2006, from $2,309,000 at September 2, 2005, compared to $2,480,000 at September 3, 2004. The decrease in fiscal 2006 was mainly due to lower revenues in the fourth quarter of fiscal 2006 compared to the same period in fiscal 2005. The decrease in fiscal 2005 was due to lower average days outstanding of fiscal 2005 receivables, primarily due to a prepayment on a large order from one customer, compared to the same period of fiscal 2004. The allowance for doubtful accounts was $301,000 at September 1, 2006, $371,000 at September 2, 2005 and $363,000 at September 3, 2004. Write-offs were $46,000 in fiscal 2006, $77,000 in fiscal 2005 and $5,000 in fiscal 2004. Recoveries in fiscal 2006 were $1,000 and $14,000 in fiscal 2004. Increases to the allowance and charges to general and administrative expense were $85,000 in fiscal 2005 and $0 in fiscal 2004. In fiscal 2006, reductions in the allowance for doubtful accounts provided a benefit of $25,000.

Customer deposits decreased $289,000 to $1,265,000 at September 2, 2005, from $1,554,000 at September 2, 2005, primarily due to shipments of customer orders and a decrease in bookings requiring deposits in fiscal 2006. Customer deposits vary with the timing and terms of customer bookings.

Inventory before reserves increased $252,000, or 3.4%, to $7,700,000 at September 1, 2006, from $7,449,000 at September 2, 2005. During fiscal 2006, inventory reserves were increased by provisions charged to cost of sales of $350,000. The increase in the provision was to provide additional reserves for 1) slower-moving analog products, 2) excess digital audio inventories, and 3) potentially slow-moving inventories of earlier generations of other digital products. These products continue to sell but at reduced quantities. Inventory reserves were increased by provisions charged to cost of sales of $350,000 in fiscal 2006, $325,000 in fiscal 2005 and $225,000 in fiscal 2004. Inventory reserves were decreased by write-offs of $300,000 in fiscal 2005, $248,000 in fiscal 2004 and none in fiscal 2006. During fiscal 2006, 2005 and 2004, increases in net inventories used cash of $252,000, $442,000 and $1,922,000, respectively.

WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on June 30, 2007, or upon demand and requires an annual facility fee of .75% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (8.25% at September 1, 2006). The bank retained the right to adjust the interest rate, subject to financial performance of the Company.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in process kit inventories; 40% to 50% of eligible finished goods inventories; and 50% of import letter of credit commitment balances. The loan is secured by a first lien on substantially all of WCI’s assets and guaranteed by Wegener Corporation. At September 1, 2006, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. The loan facility is currently being used to support import letters of credit issued to our offshore manufacturers, which at September 1, 2006 amounted to $3,242,000. At September 1, 2006, approximately $585,000 net of the outstanding letters of credit was available to borrow under the advance formulas.

We are required to maintain minimum tangible net worth amounts at the end of each fiscal 2007 quarter and maintain increased amounts annually at each fiscal year end commencing with fiscal year 2008. In addition we are to retain certain key employees, maintain certain financial ratios, and are precluded from paying dividends. At September 1, 2006, we were not in compliance with the tangible net worth covenant, for which the bank granted a waiver.

We have two manufacturing and purchasing agreements for certain finished goods inventories. At September 1, 2006, outstanding purchase commitments under these agreements amounted to $6,361,000. Pursuant to the above agreements, at September 1, 2006, we had outstanding letters of credit in the amount of $3,242,000. In addition, at September 1, 2006, we had an outstanding commitment for engineering design and software development services in the amount of $145,000.

A summary of our long-term contractual obligations as of September 1, 2006 consisted of:

	Payments Due by Period
Contractual Obligations	Total	One Year	2 –3 Years	4 –5 Years
Operating leases	$147,000	$101,000	$42,000	$4,000
Purchase commitments	6,506,000	6,506,000	—	—

Total	$6,653,000	$6,607,000	$42,000	$4,000

OFF-BALANCE SHEET ARRANGEMENTS

At September 1, 2006, we had no off-balance sheet arrangements.

IMPACT OF INFLATION

We do not believe that inflation has had a material impact on revenues or expenses during the past three fiscal years.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections– a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 replaces APB Opinion No. 20 “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS No. 154 will have a material impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertain Tax Positions,-an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not”, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. The Company does not believe SAB 108 will have a material impact on its consolidated financial statements.

OUTLOOK: ISSUES AND UNCERTAINTIES

(See also “Risk Factors”)

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

WCI competes with companies that have substantially greater resources and a larger number of products, as well as with small specialized companies. Through relationships with technology partners and original equipment manufacturer (OEM) suppliers, we are positioned to provide end-to-end solutions to our customers. Competition in the market for our broadcast television electronics products, including digital video equipment, is driven by timeliness, performance and price. Our broadcast digital video products in production are competitively priced, with unique, desirable features. The COMPEL® Network Control System meets customer needs by providing regionalization of receiver control and spot advertisement. Due to the large number of potential end users, both small and large competitors continue to emerge. We believe we are positioned to capitalize on the market trends in this business through careful development of products and market strategies. In the cable television market we believe that the competitive position for many of our products is strong. However, the UNITY® product family competes with significant and established firms. Other products for cable television include proprietary cueing and network control devices. Competition for radio network products, including our digital audio products, is very aggressive and pricing is very competitive. We believe that success in all of our markets will depend on aggressive marketing and product development. There may be fluctuations in our revenues and operating results from quarter to quarter due to several factors, including the timing of significant orders from customers and the timing of new product introductions by us.

We have invested a significant amount of financial resources to acquire certain raw materials, to incur direct labor and to contract to have specific outplant procedures performed on inventory in process. We purchased this inventory based upon previously known backlog and anticipated future sales, given existing knowledge of the marketplace. Our inventory reserve of $3,842,000 at September 1, 2006, is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that might occur should our sales efforts not be successful.

Sales to a relatively small number of major customers have typically comprised a majority of our revenues, and that trend is expected to continue throughout fiscal 2007 and beyond. Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, future revenues may fluctuate from quarter to quarter. Three customers accounted for 76.0% of our backlog at September 1, 2006 and for 73.7% of the backlog expected to ship during fiscal 2007.

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

We have made significant investments in capitalized software principally, related to digital audio and video products. At September 1, 2006, capitalized software costs were $1,230,000. These costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our revolving line of credit facility and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank’s prime rate (8.25% at September 1, 2006). There were no borrowings outstanding at September 1, 2006, subject to variable interest rate fluctuations.

At September 1, 2006, cash and cash equivalents consisted of bank commercial paper of $982,000, bank account balances of $96,000 offset by bank overdrafts, consisting of outstanding checks of $119,000.

We do not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

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

BDO Seidman, LLP the Company’s independent registered public accounting firm, has audited the financial statements prepared by management. Their opinion on the statements is presented below.

Robert A. Placek,
President, Chief Executive Officer and Chairman of the Board

C. Troy Woodbury, Jr.
Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Wegener Corporation

Duluth, Georgia

We have audited the accompanying consolidated balance sheets of Wegener Corporation and subsidiaries as of September 1, 2006, and September 2, 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 1, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wegener Corporation and subsidiaries as of September 1, 2006, and September 2, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 1, 2006 in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia	BDO Seidman, LLP
November 21, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	September 1, 2006	September 2, 2005	September 3, 2004
Revenue	$20,387,783	$21,902,373	$18,104,284

Operating costs and expenses
Cost of products sold	13,831,311	13,934,298	13,263,822
Selling, general and administrative	6,315,485	5,945,784	4,830,875
Research and development	3,051,982	3,492,730	3,095,393

Operating costs and expenses	23,198,778	23,372,812	21,190,090

Operating loss	(2,810,995)	(1,470,439)	(3,085,806)
Interest expense	(97,919)	(59,256)	(95,962)
Interest income	25,919	27,356	42,870

Loss before income taxes	(2,882,995)	(1,502,339)	(3,138,898)

Income tax (expense) benefit	—	(4,169,000)	1,031,000

Net loss	$(2,882,995)	$(5,671,339)	$(2,107,898)

Net loss per share
Basic	$(.23)	$(.45)	$(.17)
Diluted	$(.23)	$(.45)	$(.17)

Shares used in per share calculation
Basic	12,579,051	12,561,666	12,456,914
Diluted	12,579,051	12,561,666	12,456,914

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	September 1, 2006	September 2, 2005
Assets

Current assets
Cash and cash equivalents	$958,784	$1,106,872
Accounts receivable	1,780,121	2,309,108
Inventories	3,858,027	3,956,422
Other	233,127	231,180

Total current assets	6,830,059	7,603,582

Property and equipment, net	2,288,148	2,521,012
Capitalized software costs, net	1,229,790	1,766,380
Other assets	779,968	910,768

	$11,127,965	$12,801,742

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$1,526,309	$890,564
Accrued expenses	3,262,448	2,432,453
Customer deposits	1,264,805	1,553,760

Total current liabilities	6,053,562	4,876,777

Commitments and contingencies

Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 12,579,051, and 12,579,051 shares respectively, issued and outstanding	125,791	125,791
Additional paid-in capital	19,924,915	19,892,482
Deficit	(14,976,303)	(12,093,308)

Total shareholders’ equity	5,074,403	7,924,965

	$11,127,965	$12,801,742

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Amount
BALANCE at August 29, 2003	12,381,251	$123,813	$19,471,069	$(4,314,071)

Common stock issued through stock options	144,800	1,448	208,680	—
Value of stock options granted for services	—	—	139,800	—
Net loss for the year	—	—	—	(2,107,898)

BALANCE at September 3, 2004	12,526,051	$125,261	$19,819,549	$(6,421,969)

Common stock issued through stock options	53,000	530	72,933	—
Net loss for the year	—	—	—	(5,671,339)

BALANCE at September 2, 2005	12,579,051	$125,791	$19,892,482	$(12,093,308)

Share-based compensation	—	—	32,433	—
Net loss for the year	—	—	—	(2,882,995)

BALANCE at September 1, 2006	12,579,051	$125,791	$19,924,915	$(14,976,303)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	September 1, 2006	September 2, 2005	September 3, 2004
Cash flows from operating activities
Net loss	$(2,882,995)	$(5,671,339)	$(2,107,898)
Adjustments to reconcile net loss to cash provided by (used for) operating activities
Depreciation and amortization	2,671,963	2,150,961	2,103,160
Share-based compensation expense	32,433	—	—
Value of stock options granted for services	—	—	139,800
Provision for bad debts	(25,000)	85,000	—
Provision for inventory reserves	350,000	325,000	225,000
Provision (benefit) for deferred income taxes	—	4,169,000	(1,031,000)
Provision for warranty reserves	110,000	120,000	90,000
Changes in assets and liabilities
Accounts receivable	553,987	85,604	1,080,415
Inventories	(251,605)	(441,582)	(1,922,005)
Other assets	(1,947)	52,111	(139,894)
Accounts payable and accrued expenses	1,355,740	190,334	294,900
Customer deposits	(288,955)	593,668	705,425

Net cash provided by (used for) operating activities	1,623,621	1,658,757	(562,097)

Cash flows from investing activities
Property and equipment expenditures	(221,085)	(355,321)	(395,063)
Capitalized software additions	(1,399,448)	(1,553,139)	(1,693,243)
License agreements, patents, and trademark expenditures	(113,676)	(200,149)	(210,396)

Net cash used for investing activities	(1,734,209)	(2,108,609)	(2,298,702)

Cash flows from financing activities
Repayment of long-term debt	—	—	(4,320)
Loan facility fees	(37,500)	(37,500)	(37,500)
Proceeds from stock options exercised	—	73,463	210,128

Net cash (used for) provided by financing activities	(37,500)	35,963	168,308

Decrease in cash and cash equivalents	(148,088)	(413,889)	(2,692,491)
Cash and cash equivalents, beginning of year	1,106,872	1,520,761	4,213,252

Cash and cash equivalents, end of year	$958,784	$1,106,872	$1,520,761

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

Fiscal Year. The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal years 2006 and 2005 contained 52 weeks, while fiscal year 2004 contained 53 weeks. All references herein to 2006, 2005 and 2004, refer to the fiscal years ending September 1, 2006, September 2, 2005 and September 3, 2004, respectively.

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash balances consist of checking account balances. At September 1, 2006, cash equivalents consisted of bank commercial paper in the amount of $982,000 and none at September 2, 2005. At September 1, 2006, cash and cash equivalent balances were offset by outstanding checks that had not cleared our bank in the amount of $119,000.

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

Other Assets. Other assets consist primarily of technology licenses, patents, trademarks and loan facility fees. Costs of license agreements are amortized on a straight-line basis over their estimated useful lives. Legal expenses related to the filing of patent and trademark applications are capitalized. Upon issuance, these costs will also be amortized on a straight-line basis over the lesser of the legal life of the patents and trademarks or their estimated useful lives. Annual loan facility fees are amortized evenly over twelve months.

Revenue Recognition. Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue. At September 1, 2006, deferred extended service maintenance revenues were $527,000 and deferred revenues related to future performance obligations were $581,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2007.

We have recognized revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by them, and no additional performance obligations by the Company exist. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the year ended September 1, 2006, revenues to three customers in the amount of $5,285,000 were recorded prior to delivery as bill and hold transactions. At September 1, 2006, accounts receivable for these revenues amounted to $300,000 and were paid in full subsequent to September 1, 2006.

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

Our principal sources of revenues are from the sales of various satellite communications equipment. Embedded in the Company’s products is internally developed software of varying applications. We evaluate our products to assess whether software is more than incidental to a product. When we conclude that software is more than incidental to a product, we will account for the product as a software product. Revenue on software products and software-related elements is recognized in accordance with SOP No. 97-2, “Software Revenue Recognition” as amended by SOP No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions.” Significant judgment may be required in determining whether a product is a software or hardware product.

In accordance with EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” we included all shipping and handling billings to customers in revenues, and freight costs incurred for product shipments have been included in cost of products sold.

Research and Development/Capitalized Software Costs. We expense research and development costs, including expenditures related to development of our software products that do not qualify for capitalization. Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. This has resulted in amortization periods of primarily three years. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives. Software development costs capitalized during fiscal 2006, 2005 and 2004, totaled $1,399,000, $1,553,000 and $1,693,000, respectively. Amortization expense, included in cost of products sold, was $1,936,000, $1,454,000 and $1,330,000 for the same periods, respectively. Capitalized software costs, net of accumulated amortization, were $1,230,000 at September 1, 2006 and $1,766,000 at September 2, 2005. Accumulated amortization amounted to $9,990,000 at September 1, 2006 and $8,054,000 at September 2, 2005.

Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS 123R September 3, 2005, the first day of fiscal 2006, using the Modified Prospective Application Method. Under this method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS 123R for the year ended September 1, 2006, was an increase of $32,000 to selling, general and administrative expenses. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The weighted average fair value of options granted during fiscal 2006 was $1.07 with an aggregate total value of $34,000. As of September 1, 2006, $2,000 of unrecognized compensation costs related to nonvested stock options was recognized over the following two months.

The following table includes disclosures required by SFAS No. 123, as amended by SFAS No. 148, and illustrates the effect on net earnings (loss) and net earnings (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123:

	Year ended
	September 2, 2005	September 3, 2004
Net earnings (loss)
As Reported	$(5,671,339)	$(2,107,898)
Add:
Compensation cost included in reported net earnings (loss)	—	—
Deduct:
Compensation cost using the fair value method, net of tax	(285,224)	(131,075)

Pro Forma	$(5,956,563)	$(2,238,973)

Earnings (loss) per share
As Reported
Basic	$(.45)	$(.17)
Diluted	(.45)	(.17)
Pro Forma
Basic	(.47)	(.18)
Diluted	(.47)	(.18)

Effective as of September 2, 2005, the Board of Directors approved the acceleration of vesting on all remaining unvested “out-of-the-money” options. These unvested options had exercise prices greater than $1.26, the closing price of WGNR common stock on September 2, 2005. The acceleration covered options for 346,000 shares, exercisable at $2.21, of which 75% were scheduled to vest over the next three fiscal years. The purpose of the vesting acceleration was to reduce the expense that would be associated with these options in accordance with the adoption of SFAS No.123R. The total stock-based employee compensation cost, net of tax, presented in the table above of $285,000 for fiscal 2005, includes approximately $86,000, net of tax, related to the acceleration of these options.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended
	September 1, 2006	September 2, 2005	September 3, 2004
Risk free interest rate	4.41%	4.13%	4.00%
Expected term	5.6 years	4.9 years	2.8 years
Volatility	90%	90%	90%
Expected annual dividends	none	none	none

The weighted average fair value of options granted was as follows:

	Year ended
	September 1, 2006	September 2, 2005	September 3, 2004
Per share option value	$1.07	$1.11	$1.23
Aggregate total	$34,100	$180,877	$474,230

Income Taxes. Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes. Deferred tax assets or liabilities are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income (loss) and for tax credit and loss carryforwards based on enacted tax laws and rates. Valuation allowances are established to reduce deferred tax assets to amounts that we expect are more likely than not realizable. At September 1, 2006, net deferred tax assets were fully offset by a valuation allowance of $5,748,000.

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

The following tables represent required disclosure of the reconciliation of the earnings and shares of the basic and diluted net earnings (loss) per share computations:

	Year ended
	September 1, 2006	September 2, 2005	September 3, 2004
Basic
Net earnings (loss)	$(2,882,995)	$(5,671,339)	$(2,107,898)

Weighted average shares Outstanding	12,579,051	12,561,666	12,456,914

Net earnings (loss) per share	$(.23)	$(.45)	$(.17)

Diluted
Net earnings (loss)	$(2,882,995)	$(5,671,339)	$(2,107,898)

Weighted average shares outstanding	12,579,051	12,561,666	12,456,914

Effect of dilutive potential common shares:
Stock options	—	—	—

Total	12,579,051	12,561,666	12,456,914

Net earnings (loss) per share	$(.23)	$(.45)	$(.17)

Stock options excluded from the diluted earnings (loss) per share calculation due to their antidilutive effect are as follows:

	Year ended
	September 1, 2006	September 2, 2005	September 3, 2004
Common stock options:
Number of shares	1,282,531	1,313,531	1,627,781
Range of exercise prices	$ .63 to $2.72	$ .63 to $2.72	$.63 to $5.63

Financial Instruments. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and long and short-term borrowings. The fair value of these instruments approximates their recorded value. We do not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of September 1, 2006.

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

Recently Issued Accounting Standards. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 replaces APB Opinion No. 20 “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertain Tax Positions,” an Interpretation of FAS 109 (FIN 48), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not”, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs. We expect to adopt FIN 48 as of September 2, 2007, and any change in net assets as a result of applying the Interpretation will be recognized as an adjustment to retained earnings on that date. The Company does not expect the adoption of FIN 48 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. The Company does not believe SAB 108 will have a material impact on its consolidated financial statements.

Reclassifications. Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 presentation.

2. Accounts Receivable

Accounts receivable are summarized as follows:

	September 1, 2006	September 2, 2005
Accounts receivable – trade	$2,004,625	$2,603,633
Other receivables	76,508	76,528

	2,081,133	2,680,161

Less allowance for doubtful accounts	(301,012)	(371,053)

	$1,780,121	$2,309,108

3. Inventories

Inventories are summarized as follows:

	September 1, 2006	September 2, 2005
Raw materials	$3,834,953	$3,361,530
Work-in-process	887,142	1,089,084
Finished goods	2,978,245	2,998,121

	7,700,340	7,448,735

Less inventory reserves	(3,842,313)	(3,492,313)

	$3,858,027	$3,956,422

We have invested a significant amount of financial resources to acquire certain raw materials, sub-assemblies and finished goods, to incur direct labor and to contract to have specific outplant procedures performed on certain inventory in process. We purchased this inventory based upon prior backlog and anticipated future sales based upon our existing knowledge of the marketplace. Our inventory reserve of approximately $3,842,000 at September 1, 2006, is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that is reasonably possible should our sales efforts not be successful.

4. Property and Equipment

Major classes of property and equipment consist of the following:

	Estimated Useful Lives (Years)	September 1, 2006	September 2, 2005
Land	—	$707,210	$707,210
Buildings and improvements	3-30	3,751,290	3,751,290
Machinery and equipment	3-5	9,710,969	9,515,348
Furniture and fixtures	5	601,865	601,865
Application software	3-5	737,090	737,090

		15,508,424	15,312,803

Less accumulated depreciation and amortization		(13,220,276)	(12,791,791)

		$2,288,148	$2,521,012

Depreciation expense for fiscal 2006, 2005 and 2004, totaled approximately $454,000, $534,000, and $609,000, respectively. Assets recorded under a capital lease included in property and equipment at September 1, 2006 and September 2, 2005, are machinery and equipment of approximately $613,000 and accumulated amortization of approximately $613,000.

5. Other Assets

Other assets consisted of the following:

	September 1, 2006
	Cost	Accumulated Amortization	Net
License agreements	$798,800	$(550,037)	$248,763
Patents and patent applications	421,633	(2,252)	419,381
Trademarks and trademark applications	89,736	(16,051)	73,685
Loan facility fees	37,500	(6,250)	31,250
Other	6,889	—	6,889

	$1,354,558	$(574,590)	$779,968

	September 2, 2005
	Cost	Accumulated Amortization	Net
License agreements	$686,300	$(317,380)	$368,920
Patent applications	420,457	—	420,457
Trademarks	89,736	(6,484)	83,252
Loan facility fees	37,500	(6,250)	31,250
Other	6,889	—	6,889

	$1,240,882	$(330,114)	$910,768

Amortization expense of other assets amounted to $244,000, $163,000, and $164,000 for fiscal years 2006, 2005 and 2004, respectively. Amortization expense for the year ended September 1, 2006 included $85,000 related to write-offs of remaining net balances of certain license agreements due to termination of the agreements.

We conduct an ongoing review of our intellectual property rights and potential trademarks. As of September 1, 2006, we incurred legal fees of $422,000 related to the filing of applications for various patents and $38,000 related to the filing of trademarks. Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life of the patents and trademarks or their estimated useful lives of four to ten years. If it becomes more likely than not that the patent application will not be granted, we will write off the deferred cost at that time. At September 1, 2006, the cost of registered patents and trademarks amounted to $68,000 and $52,000, respectively. License agreements are amortized over their estimated useful life of one to five years. Loan facility fees are amortized over twelve months.

6. Accrued Expenses

Accrued expenses consist of the following:

	September 1, 2006	September 2, 2005
Vacation, payroll and related expenses	$878,262	$918,249
Royalties	64,388	340,449
Warranty	334,674	224,674
Taxes and insurance	63,962	123,719
Commissions	150,648	164,879
Professional fees	436,298	359,770
Deferred revenue	1,108,736	208,995
Other	225,480	91,718

	$3,262,448	$2,432,453

7. Financing Agreements

Revolving Line of Credit and Term Loan Facility

WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on June 30, 2007, or upon demand and requires an annual facility fee of .75% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (8.25% at September 1, 2006). The bank retained the right to adjust the interest rate, subject to financial performance of the Company.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in process kit inventories; 40% to 50% of eligible finished goods inventories; and 50% of import letter of credit commitment balances. The loan is secured by a first lien on substantially all of WCI’s assets and is guaranteed by Wegener Corporation. During fiscal 2006 line of credit borrowings began in the second quarter and continued through the majority of the fourth quarter. During fiscal 2006 the average daily balance outstanding was $538,000 and the highest outstanding balance was $2,366,000. At September 1, 2006, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. The loan facility is currently being used to support import letters of credit issued to our offshore manufacturers, which at September 1, 2006 amounted to $3,242,000. At September 1, 2006, approximately $585,000 net of the outstanding letters of credit was available to borrow under the advance formulas.

We are required to maintain minimum tangible net worth amounts at the end of each fiscal 2007 quarter and maintain increased amounts annually at each fiscal year end commencing with fiscal year 2008. In addition we are to retain certain key employees, maintain certain financial ratios, and are precluded from paying dividends. At September 1, 2006, we were not in compliance with the tangible net worth covenant, for which the bank granted a waiver.

8. Income Taxes

The provision for income tax (expense) benefit consists of the following:

	Year ended
	September 1, 2006	September 2, 2005	September 3, 2004
Current
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred
Federal	—	(3,659,000)	969,000
State	—	(510,000)	62,000

	—	(4,169,000)	1,031,000

Total	$—	$(4,169,000)	$1,031,000

The effective income tax rate differs from the U.S. federal statutory rate as follows:

	Year ended
	September 1, 2006	September 2, 2005	September 3, 2004
Statutory U.S. income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefits	2.0	2.0	2.0
Valuation allowance	(36.0)	(313.5)	—
Expired federal tax credit	—	—	(3.1)
Non-deductible expenses	(.2)	(.2)	(.2)
Other, net	.2	.2	.1

Effective income tax rate	0%	(277.5)%	32.8%

The effective tax rate for fiscal 2006 and 2005 reflected the recording of a full valuation allowance against net deferred tax assets as further discussed below.

Deferred tax assets and liabilities that arise as a result of temporary differences are as follows:

	September 1, 2006	September 2, 2005
Deferred tax assets (liabilities):
Accounts receivable and inventory reserves	$2,070,000	$1,962,000
Accrued expenses	329,000	256,000
Net operating loss carryforwards	3,543,000	2,904,000
Credit carryforwards	199,000	199,000
AMT credit carryovers	138,000	138,000
Depreciation	130,000	111,000
Capitalized software costs	(467,000)	(672,000)
Other	(194,000)	(188,000)

Deferred tax assets	5,748,000	4,710,000
Valuation allowance	(5,748,000)	(4,710,000)

Net deferred tax asset	$—	$—

Consolidated balance sheet classifications:
Current deferred tax asset	$—	$—
Noncurrent deferred tax asset	—	—

Net deferred tax asset	$—	$—

SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence was considered in judging the likelihood of realizing tax benefits. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses is one of the most difficult pieces of negative evidence to overcome in the absence of sufficient existing orders and backlog (versus forecasted future orders) supporting a return to profitability. Our assessment in applying SFAS No. 109 indicated that a full valuation allowance for our net deferred tax assets was required as of September 1, 2006 and September 2, 2005. The effect was to reverse the benefit of net deferred tax assets that were recorded in prior years’ financial statements. These tax benefits will be available, prior to the expiration of carryforwards, to reduce future income tax expense resulting from earnings or increases in deferred tax liabilities. The valuation allowance increased $1,038,000 in fiscal 2006. At September 1, 2006, net deferred tax assets of $5,748,000 were fully reserved by a valuation allowance. During the fourth quarter of fiscal 2005, we recorded a noncash charge of $4,710,000 to provide a full valuation allowance for net deferred tax assets as of September 2, 2005.

At September 1, 2006, we had a federal net operating loss carryforward of $9,505,000, of which $1,604,000 expires in fiscal 2021, $1,296,000 in fiscal 2023, $3,396,000 in fiscal 2024, $1,454,000 in fiscal 2025 and $1,755,000 in fiscal 2026. Additionally, we had an alternative minimum tax credit of $138,000 and a state income tax credit of $199,000, expiring in fiscal 2009, all of which were fully offset by the valuation allowance.

9. Common Stock and Stock Options.

1998 Incentive Plan. On February 26, 1998, our stockholders approved the 1998 Incentive Plan (the “1998 Plan”). The effective date of the 1998 Plan is January 1, 1998 and the 1998 Plan has a ten-year term. The Plan provides for awards of up to an aggregate of 2,000,000 shares of common stock which may be represented by (i) incentive or nonqualified stock options, (ii) stock appreciation rights (tandem and free-standing), (iii) restricted stock, (iv) deferred stock, or (v) performance units entitling the holder, upon satisfaction of certain performance criteria, to awards of common stock or cash. In addition, the 1998 Plan provides for loans and supplemental cash payments to persons participating in the 1998 Plan in connection with awards granted. Eligible participants include officers and other key employees, non-employee directors, consultants and advisors to the Company. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights may be not less than 100% of the fair market value on the date of grant or, in the case of an option granted to a 10% or greater stockholder, not less than 110% of the fair market value on the date of grant. The exercise price for any other option and stock appreciation rights shall be at least 75% of the fair market value on the date of grant. The exercise period for nonqualified stock options may not exceed ten years and one day from the date of the grant, and the expiration period for incentive stock options or stock appreciation rights shall not exceed ten years from the date of the grant (five years for a 10% or greater stockholder). The 1998 Plan contains an automatic option grant program to non-employee members of the Board of Directors. Such members will each be granted an option to purchase 3,000 shares of common stock on the last day of each December on which regular trading occurs on the NASDAQ Capital Market, at an exercise price equal to the fair market value of such stock on the date of grant. Such options will be exercisable during the period of ten years and one day from the date of grant of the option. During fiscal 2006, an option to purchase 20,000 shares (10,000 shares vesting upon issuance and 10,000 vesting in one year from date of issue) at an exercise price of $1.70 was granted to a new employee. On December 31, 2005 and on December 31, 2004, non-employee directors were granted options to purchase 12,000 shares at exercise prices of $1.34 and $2.50, respectively. In addition, during fiscal 2005, a non-employee director was granted an option to purchase 10,000 shares at an exercise price of $1.38. During fiscal 2005, an option to purchase 153,000 shares at an exercise price of $1.29 was granted to a officer of the Company to replace an option for the same number of shares which expired in fiscal 2005. In addition, during fiscal 2005, options for 21,000 shares were exercised with exercise prices ranging from $$.84 to $2.31 and options for 157,250 shares were forfeited. Effective as of September 2, 2005, the Board of Directors approved the acceleration of vesting on all remaining unvested out-of-the-money options. Options for 346,000 shares, exercisable at $2.21, became fully vested on September 2, 2005. Of these options, 75% were scheduled to vest over the next three years. The purpose of the vesting acceleration was to reduce the expense that would be associated with these options in accordance with the adoption of SFAS No.123R. During fiscal 2004, options for 100,000 shares of common stock, exercisable at $2.39, were granted pursuant to a consulting agreement to provide software development services. The fair value of the options was measured on the grant date using the Black-Scholes option pricing model. As the options were fully vested and nonforfeitable, the fair value of $139,800 was charged to research and development expenses in fiscal 2004, in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Additionally, during fiscal 2004, other stock option activity included grants of options to employees to purchase an aggregate of 368,156 shares, vesting 25% annually beginning one year from the date of grant, at a weighted average exercise price of $2.21. Options for 141,800 shares with exercise prices ranging from $.84 to $2.31 were exercised and options for 33,000 shares were forfeited. At September 1, 2006, options for 541,669 shares of common stock were available for future issuance.

1989 Directors' Incentive Plan. On January 9, 1990, the stockholders approved the Wegener Corporation 1989 Directors' Incentive Plan, permitting certain participating directors of the Company to be eligible to receive incentive awards consisting of common stock of the Company, performance units or stock appreciation rights payable in stock or cash, or nonqualified stock options to purchase such stock, or any combination of the foregoing, together with supplemental cash payments. During the second quarter of fiscal 1995, the Company amended the 1989 Directors’ Stock Option Plan to increase the aggregate number of shares of common stock that may be awarded from 100,000 to 300,000 shares; to remove the ineligibility provision for certain directors; and to grant annually to each non-employee director, options to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of such stock on the date of grant. The exercise price per share for nonqualified stock options or stock appreciation rights shall not be less than 85% of fair market value on the date the award is made or not more than nine trading days immediately preceding such date. The expiration period for a nonqualified stock option shall be ten years and one day from the date of the grant. The expiration period for stock appreciation rights, including any extension, shall not exceed ten years from the date of grant. This plan terminated and expired effective December 1, 1999. During fiscal 2005, options for 32,000 shares were exercised at $1.44 and $1.41 and options for 179,000 shares were forfeited. During fiscal 2004, no options were exercised. During fiscal 2003, options for 16,500 shares were exercised at $ .75. At September 1, 2006, options for 54,000 shares of common stock remained outstanding under the 1989 Directors’ Incentive Plan.

Other Options. During fiscal 2005, an option for 100,000 shares was forfeited.

A summary of stock option transactions for the above plans follows:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at August 29, 2003	1,328,425	$.63 – 5.63	$1.70
Granted	477,156	2.08 – 2.72	2.25
Exercised	(144,800)	.84 – 2.31	1.45
Forfeited or cancelled	(33,000)	1.47	1.47

Outstanding at September 3, 2004	1,627,781	$.63 – 5.63	$1.89
Granted	175,000	1.29 – 2.50	1.38
Exercised	(53,000)	.63 – 2.31	1.39
Forfeited or cancelled	(436,250)	.84 – 5.63	2.68

Outstanding at September 2, 2005	1,313,531	$.63 – 2.72	$1.58
Granted	32,000	1.34 – 1.70	1.57
Forfeited or cancelled	(63,000)	.84 – 5.63	2.01

Outstanding at September 1, 2006	1,282,531	$.63 – 2.72	$1.56
Available for issue at September 1, 2006	541,669	—	—

Options exercisable at
September 1, 2006	1,272,531	$.63 – 2.72	$1.56
September 2, 2005	1,313,531	$.63 – 2.72	$1.58

The weighted average remaining contractual life of options outstanding and exercisable at September 1, 2006, was 4.0 years. The aggregate intrinsic value of options outstanding and exercisable at September 1, 2006 was $160,000. The weighted average grant-date fair value of options granted during fiscal years 2006, 2005 and 2006 was $1.07, $1.13 and $1.26, respectively.

10. Employee Benefit Plans

WCI has a profit-sharing plan covering substantially all employees. Amounts to be contributed to the plan each year are determined in the discretion of the Board of Directors, subject to legal limitations. No contributions were declared for fiscal years 2006, 2005 and 2004.

Eligible WCI employees are permitted to make contributions, up to certain regulatory limits, to the plan on a tax deferred basis under Section 401(k) of the Internal Revenue Code. The plan provides for a minimum Company matching contribution on a quarterly basis at the rate of 25% of employee contributions with a quarterly discretionary match. During fiscal years 2006, 2005 and 2004, an additional discretionary matching contribution of 25% of employee contributions was made for all quarters. All matching contributions are in the form of Company stock or cash in the discretion of the Board of Directors. During fiscal 2006, 2005 and 2004, all matching contributions in the amount of $258,000, $262,000 and $235,000, respectively, were in the form of cash.

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

In this single operating segment we have three sources of revenues as follows:

	Year ended
	September 1, 2006	September 2, 2005	September 3, 2004
Direct Broadcast Satellite	$19,681,011	$21,045,385	$16,533,758
Analog and Custom Products	129,218	259,939	937,498
Service	577,554	597,049	633,028

	$20,387,783	$21,902,373	$18,104,284

Revenues by geographic areas are as follows:

	Year ended
	September 1, 2006	September 2, 2005	September 3, 2004
Geographic Area
United States	$16,992,280	$21,370,574	$17,498,397
Canada	163,754	109,685	83,711
Europe	3,082,301	186,403	366,474
Asia	—	—	92,756
Latin America and Mexico	102,183	195,686	20,788
Other	47,265	40,025	42,158

	$20,387,783	$21,902,373	$18,104,284

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

We sell to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network and data communications industries. Customers representing 10% or more of the year’s revenues are as follows:

	Year ended
	September 1, 2006		September 2, 2005	September 3, 2004
Customer 1	21.8%		22.5%	39.6%
Customer 2	10.7		14.1	(a	)
Customer 3	10.5		13.0	(a	)
Customer 4	(a	)	10.3	(a	)

(a)	Revenues for the year were less than 10% of total revenues.

Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2007 and beyond. Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, future revenue levels may fluctuate from quarter to quarter.

At September 1, 2006 and at September 2, 2005, two customers accounted for more than 10% of our accounts receivable. When deemed appropriate, we use letters of credit and credit insurance to mitigate the credit risk associated with foreign sales.

12. Statements of Cash Flows

Interest payments were approximately $98,000, $59,000 and $96,000 for fiscal years 2006, 2005 and 2004, respectively. No income taxes were paid or received in 2006, 2005 or 2004. Noncash operating activities in fiscal 2006 included share-based compensation expense of $32,000. Noncash financing activities in fiscal 2004 included the fair value of stock options granted for services valued at $140,000.

13. Commitments and Contingencies

We have two manufacturing and purchasing agreements for certain finished goods inventories. At September 1, 2006, outstanding purchase commitments under these agreements amounted to $6,361,000. Pursuant to the above agreements, at September 1, 2006, we had outstanding letters of credit in the amount of $3,242,000. In addition, at September 1, 2006, we had an outstanding commitment for engineering design and software development services in the amount of $145,000.

We lease certain office and manufacturing facilities, vehicles and equipment under long-term noncancelable operating leases that expire through fiscal 2009. Future minimum lease commitments are approximately as follows: 2007-$101,000; 2008-$37,000; 2009-$6,000; 2010-$4,000. Rent expense under all leases was approximately $213,000, $230,000 and $228,000 for fiscal years 2006, 2005 and 2004, respectively.

From time to time in the ordinary course of business, we have become a defendant in various types of legal proceedings. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

14. Guarantees

Warranty

We warrant our products for a 12 to 14 month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. We expense costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty liabilities amounted to $335,000 at September 1, 2006 and $225,000 at September 2, 2005. For the fiscal year ended September 1, 2006, the accrual was increased by $110,000. Warranty expense recognized during the year ended September 1, 2006, amounted to $110,000. For the fiscal year ended September 2, 2005, the accrual was increased by $120,000 and reduced by $47,000 for satisfied warranty claims. Warranty expense recognized during the year ended September 2, 2005, amounted to $120,000.

Letters of Credit

WCI provides standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements. At September 1, 2006, outstanding letters of credit amounted to $3,242,000.

Financing Agreements

The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At September 1, 2006, no balances were outstanding on the loan facility.

15. Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Year
Fiscal 2006
Revenue	$4,984,633	$4,579,558	$6,607,740	$4,215,852	$20,387,783
Gross profit	1,633,173	1,520,656	2,410,026	992,617	6,556,472
Operating income (loss)	(640,563)	(1,083,664)	179,392	(1,266,160)	(2,810,995)
Net earnings (loss)	(642,502)	(1,101,631)	137,776	(1,276,638)	(2,882,995)
Net earnings (loss) per share
Basic	(.05)	(.09)	.01	(.10)	(.23)
Diluted	(.05)	(.09)	.01	(.10)	(.23)

Fiscal 2005
Revenue	$6,406,071	$6,336,557	$4,252,879	$4,906,866	$21,902,373
Gross profit	2,394,643	2,422,018	1,467,590	1,683,824	7,968,075
Operating income (loss)	186,040	207,298	(963,602)	(900,175)	(1,470,439)
Net earnings (loss)	111,885	127,904	(619,543)	(5,291,585)	(5,671,339)
Net earnings (loss) per share
Basic	.01	.01	(.05)	(.42)	(.45)
Diluted	.01	.01	(.05)	(.42)	(.45)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (September 1, 2006). Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained under the caption "ELECTION OF DIRECTORS" in the Proxy Statement pertaining to the January 23, 2007 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference in partial response to this item. See also Item 1. “Business - Executive Officers of the Registrant” on page 13 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

Information contained under the caption "EXECUTIVE COMPENSATION" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained under the captions “ELECTION OF DIRECTORS,” “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EQUITY COMPENSATION PLAN INFORMATION” in the Proxy Statement is incorporated herein by reference in response to this item.

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

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets – September 1, 2006, and September 2, 2005.

Consolidated Statements of Operations - Years ended September 1, 2006, September 2, 2005 and September 3, 2004.

Consolidated Statements of Shareholders' Equity - Years ended September 1, 2006, September 2, 2005 and September 3, 2004.

Consolidated Statements of Cash Flows - Years ended September 1, 2006, September 2, 2005 and September 3, 2004.

Notes to Consolidated Financial Statements.

Separate financial statements of the Registrant have been omitted because the Registrant is primarily a holding company and all subsidiaries included in the consolidated financial statements are wholly-owned.

(a)	(2)	The following consolidated financial statements schedule for Wegener Corporation and subsidiaries is included herein, beginning on page 53:

		Schedule II-Valuation and Qualifying Accounts Years ended September 1, 2006, September 2, 2005 and September 3, 2004.

(a)	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page 54.

(b)		See Part IV, Item 15(a) (3).

(c)		See Part IV, item 15(a) (2).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Wegener Corporation

Duluth, Georgia

The audits referred to in our report dated November 21, 2006, relating to the consolidated financial statements of Wegener Corporation and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

Atlanta, Georgia	BDO Seidman, LLP
November 21, 2006

SCHEDULE II

WEGENER CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for doubtful account receivable:
Year ended September 1, 2006	$371,053	$(25,000)	$(46,436)	$1,395	$301,012
Year ended September 2, 2005	$363,289	$85,000	$(77,236)	$—	$371,053
Year ended September 3, 2004	$354,660	$—	$(5,105)	$13,734	$363,289

Inventory Reserves:
Year ended September 1, 2006	$3,492,313	$350,000	$—	$—	$3,842,313
Year ended September 2, 2005	$3,467,489	$325,000	$(300,176)	$—	$3,492,313
Year ended September 3, 2004	$3,490,363	$225,000	$(247,874)	$—	$3,467,489

EXHIBIT INDEX

The following documents are filed as exhibits to this report. An asterisk (*) identifies exhibits filed herewith. Exhibits which are not required for this report are omitted. Exhibits 10.3 through 10.6 identify management contracts or compensatory plans.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation as amended through May 4, 1989. (1)

3.1.1	Amendment to Certificate of Incorporation. (2)

3.2	By-laws of the Company, as Amended and Restated May 17, 2006. (19)

3.2.1	Amendments to Article III, Section 3.2 and Article XII of the By-laws of the Company, effective as of September 29, 2006. (4)

4.1	See By-Laws and Certificate of Incorporation, Exhibits 3.1 and 3.2. See Articles II and VIII of the By-Laws and Article IV of the Certificate.

4.2

Loan and Security Agreement and Demand Note dated June 5, 1996, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $8,500,000 combined revolving credit note and term note. (5)

4.2.1

Loan and Security Agreement – First Amendment dated August 4, 1998, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $10,000,000 combined revolving credit note and term note. (6)

4.2.2

Loan and Security Agreement – Third Amendment dated December 11, 2000, by and between Wegener Communications, Inc., and LaSalle National Bank respecting $10,000,000 combined revolving credit note and term note. (7)

4.2.3

Loan and Security Agreement – Fourth Amendment dated March 28, 2002, by and between Wegener Communications, Inc., and LaSalle National Bank respecting $5,000,000 combined revolving credit note and term note. (8)

4.2.4

Loan and Security Agreement – Fifth Amendment dated June 27, 2003, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $5,000,000 combined revolving credit note and term note. (9)

4.2.5

Loan and Security Agreement – Sixth Amendment dated June 27, 2004, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $5,000,000 combined revolving credit note and term note. (10)

4.2.6 *

Loan and Security Agreement – Seventh Amendment dated July 13, 2006, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $5,000,000 combined revolving credit note and term note.

4.2.7 *

Loan and Security Agreement – Eighth Amendment dated November 15, 2006, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $5,000,000 combined revolving credit note and term note.

4.3	Stockholder Rights Agreement. (3)

4.3.1	Amendment No. 1, dated as of September 29, 2006, to the Company's Stockholder Rights Agreement. (4)

Exhibit No.	Description of Exhibit
10.1	License Agreement, Distributorship and Supply Agreement, and Purchase Pooling and Warehouse Agreement dated May 28, 1994, by and between Wegener Communications, Inc. and Cross Technologies, Inc. (11)

10.2	Wegener Communications, Inc. Profit Sharing Plan and Trust dated January 1, 1982, amended and restated as of January 1, 1984. (12)

10.3	1989 Directors' Incentive Plan. (13)

10.3.1	Amendment to 1989 Directors’ Incentive Plan effective February 1, 1995. (14)

10.4	1998 Incentive Plan. (15)

10.5	Form of Agreement between Wegener Corporation and Robert A. Placek, Ned L. Mountain, and C. Troy Woodbury, Jr. respecting severance payments in the event of change of control. (16)

10.6	Director Compensation Plan for 2004. (17)

10.7	Agreement, dated September 29, 2006, by and among Wegener Corporation, Henry Partners, L.P., Matthew Partners, L.P., Henry Investment Trust, L.P., and David W. Wright. (4)

14.1	Wegener Corporation Code of Business Conduct and Ethics. (18)

21.1	Subsidiaries of the Registrant. (17)

23.1 *	Consent of BDO Seidman, LLP.

31.1 *	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 1989, as filed with the Commission on November 30, 1989.+
(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997, as filed with the Commission on June 30, 1997.+
(3)	Incorporated by reference to the Company's Current Report on Form 8-K, dated May 1, 2003, as filed with the Commission on May 6, 2003.+
(4)	Incorporated by reference to the Company's Current Report on Form 8-K, dated September 29, 2006, as filed with the Commission on October 3, 2006.+
(5)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 1996, as filed with the Commission on November 27, 1996.+
(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 1998, as filed with the Commission on November 10, 1998.+
(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 2, 2001, as filed with the Commission on April 16, 2001.+
(8)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2002, as filed with the Commission on Jun e 28, 2002.+
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 2003, as filed with the Commission on July 9, 2003.+

(10)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 28, 2004, as filed with the Commission on July 12, 2004.+
(11)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 2, 1994, as filed with the Commission on December 16, 1994.+
(12)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1987, as filed with the Commission on November 30, 1987.+
(13)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, as filed with the Commission on November 29, 1990.+
(14)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 1995, as filed with the Commission on December 14, 1995.+
(15)	Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-51205), as filed with the Commission on April 28, 1998.
(16)	Incorporated by reference to the Company's Schedule 14D-9, as filed with the Commission on May 6, 2003.+
(17)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 3, 2004, as filed with the Commission on December 2, 2004.+
(18)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2003, as filed with the Commission on November 26, 2003.+
(19)	Incorporated by reference to the Company's Current Report on Form 8-K, dated May 17, 2006, as filed with the Commission on May 22, 2006.+
+	SEC file No. 0-11003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEGENER CORPORATION
Date: November 30, 2006	By	/s/ Robert A. Placek
Robert A. Placek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of November 2006.

Signature	Title

/s/ Robert A. Placek Robert A. Placek	President, Chief Executive Officer and Chairman of the Board, Director (Principal Executive Officer)

/s/ C. Troy Woodbury, Jr. C. Troy Woodbury, Jr.	Treasurer and Chief Financial Officer, Director (Principal Financial and Accounting Officer)

/s/ Ned L. Mountain Ned L. Mountain	President and Chief Operating Officer of WCI, Director

/s/ Phylis Eagle-Oldson Phylis Eagle-Oldson	Director

/s/ Thomas G. Elliot Thomas G. Elliot	Director

/s/ Jeffrey J. Haas Jeffrey J. Haas	Director

/s/ Joe K. Parks Joe K. Parks	Director

/s/ David W. Wright David W. Wright	Director

DIRECTORS

Robert A. Placek

Chairman of the Board,

President and Chief

Executive Officer

Wegener Corporation and WCI

Phylis Eagle-Oldson

President and Chief Executive

Officer of Emma L. Bowen

Foundation

Thomas G. Elliot

Principal

TGE & Associates

Jeffrey J. Haas

Professor of Law

New York Law School

Ned L. Mountain

President and Chief Operating Officer

Wegener Communications, Inc.

Joe K. Parks

Retired, Previously

Laboratory Director,

Systems Development Laboratory

Georgia Tech Research Institute

Georgia Institute of Technology

C. Troy Woodbury, Jr.

Treasurer and Chief

Financial Officer

Wegener Corporation

David W. Wright

President

Henry Investment Trust, L.P.

OFFICERS

Robert A. Placek

Chairman of the Board,

President and Chief

Executive Officer

Ned L. Mountain

President and Chief Operating Officer

Wegener Communications, Inc.

C. Troy Woodbury, Jr.

Treasurer and Chief

Financial Officer

INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

BDO Seidman, LLP

1100 Peachtree Street

Suite 700

Atlanta, Georgia 30309-4516

TRANSFER AGENT

Securities Transfer Corporation

2591 Dallas Parkway

Suite 102

Frisco, Texas 75034

CORPORATE

HEADQUARTERS

11350 Technology Circle

Duluth/Atlanta, Georgia 30097-1502

ANNUAL MEETING

The annual meeting of stockholders will be held on January 23, 2007 at 7:00 p.m. at the Corporate Headquarters.

COMMON STOCK NASDAQ

NASDAQ Capital Market

Symbol: WGNR

FORM 10-K REPORT

Wegener Corporation's Annual Report on Form 10-K, filed with the Securities and Exchange Commission, is available free of charge by written request to:

Elaine Miller, Secretary

Investor Relations

Wegener Corporation

11350 Technology Circle

Duluth, Georgia 30097-1502

WEB SITE

HTTP://WWW.WEGENER.COM

QUARTERLY COMMON STOCK PRICES

The Company’s common stock is traded on the NASDAQ Capital Market. The quarterly ranges of high and low sale prices for fiscal 2006 and 2005 were as follows:

	High	Low
Fiscal Year Ending September 1, 2006
First Quarter	$1.85	$1.17
Second Quarter	1.57	1.15
Third Quarter	1.74	1.25
Fourth Quarter	1.60	.76

Fiscal Year Ending September 2, 2005
First Quarter	$2.65	$1.07
Second Quarter	2.93	1.63
Third Quarter	2.25	1.62
Fourth Quarter	2.34	1.01

The Company had approximately 361* shareholders of record at November 3, 2006. The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

*	(This number does not reflect beneficial ownership of shares held in nominee names).