Form 10-Q
period 2006-12-01
WEGENER CORP
filed 2007-01-17
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	12,579,051 Shares
Class	Outstanding at December 29, 2006

WEGENER CORPORATION AND SUBSIDIARIES
Form 10-Q For the Quarter Ended December 1, 2006

INDEX

		Page(s)
PART I.	Financial Information

Item 1.	Financial Statements

	Introduction	3

	Consolidated Statements of Operations (Unaudited) - Three Months Ended December 1, 2006 and December 2, 2005	4

	Consolidated Balance Sheets - December 1, 2006 (Unaudited) and September 1, 2006	5

	Consolidated Statements of Shareholders' Equity (Unaudited) - Three Months Ended December 1, 2006 and December 2, 2005	6

	Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended December 1, 2006 and December 2, 2005	7

	Notes to Consolidated Financial Statements (Unaudited)	8-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	Other Information

Item 1.	Legal	22
Item 2.	None
Item 3.	None
Item 4.	None
Item 5.	None
Item 6.	Exhibits	23

	Signatures	24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of December 1, 2006; the consolidated statements of shareholders' equity as of December 1, 2006 and December 2, 2005; the consolidated statements of operations for the three months ended December 1, 2006 and December 2, 2005; and the consolidated statements of cash flows for the three months ended December 1, 2006 and December 2, 2005 have been prepared without audit. The consolidated balance sheet as of September 1, 2006 has been audited by independent registered public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 2006, File No. 0-11003.

In the opinion of management of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	December 1,	December 2,
	2006	2005

Revenue	$4,783,477	$4,984,633

Operating costs and expenses
Cost of products sold	3,605,503	3,351,460
Selling, general, and administrative	1,298,518	1,553,713
Research and development	820,962	720,023

Operating costs and expenses	5,724,983	5,625,196

Operating loss	(941,506)	(640,563)
Interest expense	(25,764)	(5,792)
Interest income	5,320	3,853

Loss before income taxes	(961,950)	(642,502)

Income tax benefit	-	-

Net loss	$(961,950)	$(642,502)

Net loss per share:
Basic	$(0.08)	$(0.05)
Diluted	$(0.08)	$(0.05)

Shares used in per share calculation
Basic	12,579,051	12,579,051
Diluted	12,579,051	12,579,051

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 1,	September 1,
	2006	2006
Assets	(Unaudited)

Current assets
Cash and cash equivalents	$1,569,003	$958,784
Accounts receivable	1,851,867	1,780,121
Inventories	4,034,495	3,858,027
Other	120,432	233,127

Total current assets	7,575,797	6,830,059

Property and equipment, net	2,261,135	2,288,148
Capitalized software costs, net	1,202,656	1,229,790
Other assets	727,797	779,968

	$11,767,385	$11,127,965

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$2,656,388	$1,526,309
Accrued expenses	3,224,313	3,262,448
Customer deposits	1,772,564	1,264,805

Total current liabilities	7,653,265	6,053,562

Commitments and contingencies

Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares
authorized; 12,579,051 and 12,579,051 shares
respectively, issued and outstanding	125,791	125,791
Additional paid-in capital	19,926,582	19,924,915
Deficit	(15,938,253)	(14,976,303)

Total shareholders’ equity	4,114,120	5,074,403

	$11,767,385	$11,127,965

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit

Balance at September 2, 2005	12,579,051	$125,791	$19,892,482	$(12,093,308)

Share-based compensation	-	-	10,833	-
Net loss for the three months	-	-	-	(642,502)

BALANCE at December 2, 2005	12,579,051	$125,791	$19,903,315	$(12,735,810)

Balance at September 1, 2006	12,579,051	$125,791	$19,924,915	$(14,976,303)

Share-based compensation	-	-	1,667	-
Net loss for the three months	-	-	-	(961,950)

BALANCE at December 1, 2006	12,579,051	$125,791	$19,926,582	$(15,938,253)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	December 1,	December 2,
	2006	2005

Cash flows from operating activities
Net loss	$(961,950)	$(642,502)
Adjustments to reconcile net loss to
cash provided by (used for) operating activities
Depreciation and amortization	566,632	599,190
Share-based compensation expense	1,667	10,833
Provision for inventory reserves	75,000	50,000
Provision for warranty reserves	100,000	10,000
Changes in assets and liabilities
Accounts receivable	(71,746)	(1,289,824)
Inventories	(251,468)	(294,532)
Other assets	112,695	7,426
Accounts payable and accrued expenses	991,944	705,812
Customer deposits	507,759	391,838

Net cash provided by (used for) operating activities	1,070,533	(451,759)

Cash flows from investment activities
Property and equipment expenditures	(79,723)	(36,331)
Capitalized software additions	(375,727)	(400,655)
License agreement, patent, and trademark
expenditures	(4,864)	(24,818)

Net cash used for investing activities	(460,314)	(461,804)

Increase (decrease) in cash and cash equivalents	610,219	(913,563)
Cash and cash equivalents, beginning of period	958,784	1,106,872

Cash and cash equivalents, end of period	$1,569,003	$193,309

Supplemental disclosure of cash flow information:
Cash paid during the three months for:
Interest	$25,764	$5,792

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 1 to our audited consolidated financial statements included in the annual report on Form 10-K for the year ended September 1, 2006.

Revenue Recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue. At December 1, 2006, deferred extended service maintenance revenues were $362,000 and deferred revenues related to future performance obligations were $581,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2007 and into fiscal 2008.

We have recognized revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by them, and no additional performance obligations by the Company exist. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three months ended December 1, 2006, revenues to one customer in the amount of $1,125,000 were recorded prior to delivery as bill and hold transactions and were paid in full at December 1, 2006.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS 123R effective beginning September 3, 2005 using the Modified Prospective Application Method. Under this method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. For the three months ended December 1, 2006 and December 2, 2005, stock-based compensation expense included in selling, general and administrative expenses amounted to $1,700 and $11,000, respectively. No options were granted during the three months ended December 1, 2006. The weighted average fair value of options granted during the three months ended December 2, 2005 was $1.00 with an aggregate total value of $20,000. As of December 1, 2006, no compensation costs related to non-vested stock options remain to be recognized.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended
	December 1,	December 2,
	2006	2005
Risk free interest rate	-	4.00%
Expected term	-	3.0 years
Volatility	-	90%
Expected annual dividends	-	none

The following table summarizes stock option transactions for the three months ended December 1, 2006:

			Weighted
	Number	Range of	Average
	of Shares	Exercise Prices	Exercise Price
Outstanding at
September 1, 2006	1,282,531	$.63 - 2.72	$1.56
Granted	-	-	-
Forfeited or cancelled	(122,000)	.84 - 2.39	2.31

Outstanding at
December 1, 2006	1,160,531	$.63 - 2.72	$1.48
Available for issue at
December 1, 2006	663,669	-	-

Options exercisable at
December 1, 2006	1,160,531	$.63 - 2.72	$1.48
September 1, 2006	1,272,531	$.63 - 2.72	$1.56

The key terms of the stock options granted under our stock plans are set forth included in the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 2006.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash balances consist of checking account balances. At December 1, 2006, cash and cash equivalents consisted of bank commercial paper of $1,750,000, bank account balances of $64,000 offset by bank overdrafts, consisting of outstanding checks of $245,000.

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

Fiscal Year

We use a fifty-two, fifty-three week year. The fiscal year ends on the Friday closest to August 31. Fiscal years 2007 and 2006 contain fifty-two weeks.

Note 2 Accounts Receivable

Accounts receivable are summarized as follows:

	December 1,	September 1,
	2006	2006
	(Unaudited)

Accounts receivable - trade	$2,076,910	$2,004,625
Other receivables	75,969	76,508
	2,152,879	2,081,133

Less allowance for doubtful accounts	(301,012)	(301,012)

	$1,851,867	$1,780,121

Note 3 Inventories

Inventories are summarized as follows:

	December 1,	September 1,
	2006	2006
	(Unaudited)

Raw material	$4,283,670	$3,834,953
Work-in-process	854,458	887,142
Finished goods	2,813,680	2,978,245
	7,951,808	7,700,340

Less inventory reserves	(3,917,313)	(3,842,313)

	$4,034,495	$3,858,027

During the first quarter of fiscal 2007, inventory reserves were increased by provisions of $75,000. Our inventory reserve of approximately $3,917,000 at December 1, 2006 is to provide for items that are potentially slow moving, excess, or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should our sales efforts not be successful.

Note 4 Other Assets

Other assets consisted of the following:

	December 1, 2006 (unaudited)
	Cost	Accumulated Amortization	Net
License agreements	$798,800	$(592,912)	$205,888
Patents and patent applications	426,497	(4,599)	421,898
Trademarks	89,737	(18,490)	71,247
Loan facility fees	37,500	(15,625)	21,875
Other	6,889	-	6,889
	$1,359,423	$(631,626)	$727,797

	September 1, 2006
	Cost	Accumulated Amortization	Net
License agreements	$798,800	$(550,037)	$248,763
Patents and patent applications	421,633	(2,252)	419,381
Trademarks	89,736	(16,051)	73,685
Loan facility fees	37,500	(6,250)	31,250
Other	6,889	-	6,889
	$1,354,558	$(574,590)	$779,968

Amortization expense of other assets for the three months ended December 1, 2006 amounted to $57,000. Amortization expense of other assets for the three months ended December 2, 2005 amounted to $44,000.

We conduct an ongoing review of our intellectual property rights and potential trademarks. As of December 1, 2006, we have cumulatively incurred $319,000 of legal fees related to the filing of applications for various patents and $36,000 related to the filing of trademarks. Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life or their estimated useful lives. If it becomes more likely than not that the patent application will not be granted, we will write-off the deferred cost at that time. At December 1, 2006, the cost of registered patents and trademarks amounted to $107,000 and $54,000, respectively. Patents and trademarks are amortized over their estimated useful life of four to ten years. License agreements are amortized over their estimated useful life of one to five years. Loan facility fees are amortized over twelve months.

Note 5    Financing Agreements
Revolving Line of Credit and Term Loan Facility

WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on June 30, 2007, or upon demand and requires an annual facility fee of .75% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (8.25% at December 1, 2006). The bank retained the right to adjust the interest rate, subject to financial performance of the Company.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; 40% to 50% of eligible finished goods inventories; and 50% of import letter of credit commitment balances. The loan is secured by a first lien on substantially all of WCI’s assets and guaranteed by Wegener Corporation. At December 1, 2006, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. However, the loan facility is currently being used to support import letters of credit issued to offshore manufacturers, which at December 1, 2006 amounted to $3,188,000 compared to $106,000 at December 2, 2005. At December 1, 2006, approximately $659,000 net of the outstanding letters of credit was available to borrow under the advance formulas. The increase in outstanding letters of credit is primarily due to our new product introductions of the iPump® 6420, Unity550 and SMD515 products, and for European orders requiring lead-free Unity4600 receivers. We have orders in our December 1, 2006, eighteen-month backlog which are scheduled to ship throughout the remainder of fiscal year 2007 and into fiscal 2008 for approximately $2,135,000, or 67% of the outstanding letters of credit balances. We expect to book and ship orders for the remainder of the outstanding balances in fiscal 2007. Currently our bank allows 50% of the value of letters of credit as collateral while reducing borrowing availability by the full amount of outstanding letter of credit balances. As a result, we may at various times during fiscal 2007 require overadvances to the bank’s collateral formula until the letter of credit inventory commitments convert to receivables, against which the bank will allow 80% as available collateral. There is no assurance the bank will grant overadvances in sufficient amounts and for the duration of time required to support operations until the inventory is sold. As a result we may need to obtain additional sources of financing. No assurances may be given that additional sources of capital, if needed, would be available. During the first quarter of fiscal 2007, we began to utilize borrowings on the line of credit for payments against outstanding letters of credit and to support operations. During first quarter of fiscal 2007, the average daily balance outstanding was $14,000 and the highest outstanding balance was $242,000. We expect average outstanding borrowings to increase in the second quarter of fiscal 2007.

Under the loan facility, we are required to maintain a minimum tangible net worth at the end of each fiscal 2007 quarter and maintain increased amounts annually at each fiscal year end commencing with fiscal year 2008. In addition, we are to retain certain key employees, maintain certain financial ratios, and are precluded from paying dividends. At December 1, 2006, we were in compliance with the covenants.

Note 6 Income Taxes

For the three months ended December 1, 2006, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $346,000 in the first quarter of fiscal 2007. At December 1, 2006, net deferred tax assets of $6,094,000, were fully reserved by a valuation allowance.

At December 1, 2006, we had a federal net operating loss carryforward of approximately $10,265,000, which expires beginning fiscal 2020 through fiscal 2027. Additionally, we had an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

Note 7 Earnings Per Share

The following table presents required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net (loss) earnings per share computations. The calculation of earnings per share is subject to rounding differences.

	Three months ended
	December 1, 2006			December 2, 2005
			Per			Per
	Earnings	Shares	share	Earnings	Shares	share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount

Net (loss) earnings	$(961,950)			$(642,502)

Basic (loss) earnings per share:
Net (loss) earnings available
to common shareholders	$(961,950)	12,579,051	$(0.08)	$(642,502)	12,579,051	$(0.05)

Effect of dilutive potential
common shares:
Stock options	-	-		-	-

Diluted (loss) earnings per share:
Net (loss) earnings available
to common shareholders	$(961,950)	12,579,051	$(0.08)	$(642,502)	12,579,051	$(0.05)

Stock options which were excluded from the diluted net (loss) earnings per share calculation due to their antidilutive effect are as follows:

	Three months ended
	December 1,	December 2,
	2006	2005
Common stock options:
Number of shares	1,160,531	1,333,531
Range of exercise prices	$.63 to $2.72	$.63 to $2.72

Note 8 Segment Information and Significant Customers

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we operate within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment we have three sources of revenues as follows:

	Three months ended
	December 1,	December 2,
	2006	2005

Product Line
Direct Broadcast Satellite	$4,632,221	$4,783,275
Telecom and Custom Products	5,269	37,725
Service	145,987	163,633
	$4,783,477	$4,984,633

Revenues by geographic areas are as follows:

	Three months ended
	December 1,	December 2,
	2006	2005
Geographic Area
United States	$4,430,637	$4,724,272
Latin America	36,520	81,049
Canada	25,004	47,737
Europe	287,036	128,465
Other	4,280	3,110

	$4,783,477	$4,984,633

All of our long-lived assets are located in the United States.

Customers representing 10% or more of the respective periods’ revenues are as follows:

	Three months ended
	December 1,	December 2,
	2006	2005
Customer 1	30.4%	(a )
Customer 2	12.3%	12.1%
Customer 3	10.3%	20.2%
Customer 4	(a )	14.4%

(a) Revenues for the period were less than 10% of total revenues.

Note 9 Commitments

We have two manufacturing and purchasing agreements for certain finished goods inventories. At December 1, 2006, outstanding purchase commitments under these agreements amounted to $4,597,000. Pursuant to the above agreements, at December 1, 2006, we had outstanding letters of credit in the amount of $3,188,000. In addition, at December 1, 2006, we had an outstanding commitment for engineering design and software development services in the amount of $36,000.

Note 10 Guarantees and Indemnifications

Warranty
We warrant our products for a 12 to 14 month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. We expense costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty provisions, which remained outstanding at December 1, 2006, amounted to $435,000. For the three month period ended December 1, 2006, the accrual was increased by $100,000. Warranty expense recognized during the three months ended December 1, 2006, amounted to $100,000.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements. At December 1, 2006, outstanding letters of credit amounted to $3,188,000.

Financing Agreements

The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At December 1, 2006, no balances were outstanding on the loan facility.

Indemnification Obligations

We are obligated to indemnify our officers and the members of our Board of Directors pursuant to our bylaws and contractual indemnity agreements. We routinely sell products with a limited intellectual property indemnification included in the terms of sale or in certain contractual arrangements. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). Certain requests for indemnification have been received by us pursuant to these arrangements (see Part II Item 1. Legal, for further discussion). At December 1, 2006 and September 1, 2006, $60,000 remained accrued in respect to the indemnification provisions.

WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 1, 2006 contained in the Company’s 2006 Annual Report on Form 10-K.

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements are subject to the safe harbors created thereby.  Forward-looking statements may be identified by words such as “believes,” “expects,” “projects,” “plans,” “anticipates,” and similar expressions, and include, for example, statements relating to expectations regarding  future sales, income and cash flows. Forward-looking statements are based upon the Company’s current expectations and assumptions, which are subject to a number of risks and uncertainties including, but not limited to:  customer acceptance and effectiveness of recently introduced products; development of additional business for the Company’s digital video and audio transmission product lines; effectiveness of the sales organization; the successful development and introduction of new products in the future; delays in the conversion by private and broadcast networks to next generation digital broadcast equipment; acceptance by various networks of standards for digital broadcasting; the Company’s liquidity position and capital resources; general market conditions which may not improve during fiscal year 2007  and beyond; and success of the Company’s research and development efforts aimed at developing new products. Additional potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, intellectual property disputes, performance issues with key suppliers and subcontractors, delays in product development and testing, availability of raw materials, new and existing well-capitalized competitors, and other uncertainties detailed from time to time in the Company’s periodic Securities and Exchange Commission filings, including the Company’s most recent Form 10-K. Such forward-looking statements are subject to risks, uncertainties and other factors and are subject to change at any time, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake any obligation to update any forward-looking statements.

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

During the first quarter of fiscal 2007, approximately $4.8 million in new orders were booked. New orders included a new agreement with Mega Hertz granting them exclusive distributor status for products sold to domestic cable operators. The order is for our digital DTV signal processing equipment which provides digital video processing of local HDTV signals and ASI transport streams and for our Unity® 4600 satellite receivers. This order is scheduled to ship throughout fiscal 2007, 2008 and into fiscal 2009. In addition, we received an order from Horizon Christian Fellowship’s Horizon Broadcast Network for file-based radio distribution equipment which includes Compel® Network Control, MediaPlan® Content Management and iPump®6420 Professional Audio Servers. The equipment will be used to support the launch of a new radio network aimed at serving an initial target domestic audience estimated at 17 million. Other bookings included add-on orders from existing customers for Unity®4600 and Unity®550 satellite receivers.

We are continuing to invest in new technologies utilizing MPEG-4/H.264 video compression and DVB-S2 satellite modulation combined. MPEG-4/H.264 compression and DVB-S2 modulation reduce bandwidth utilization by about half, which allows present networks to cut recurring costs by up to 50% and allows the creation of new networks that were not possible with previous technologies. Alternately, our customers will be able to upgrade their video to high definition and increase its quality significantly while maintaining similar bandwidth utilization to their current MPEG-2 standard definition offering. The SMD515 IPTV settop and the Unity® 550 version 2 satellite receiver will be our first products with MPEG-4/H.264 technology, and we continue to explore other potential applications for the technology. We expect the development of products utilizing MPEG-4/H.264 technology to continue throughout fiscal 2007. We believe that market demand for MPEG-4 technology is very strong. However, the conversion of new business opportunities into firm orders depends on the availability of next generation products with MPEG-4 and DVB S2 technologies. We are extremely focused on completion of these products for an expected market release in the second half of fiscal 2007. While orders booked in the first quarter of fiscal 2007 were improved over the fourth quarter of fiscal 2006, an increased order rate is required to return to profitability. As previously disclosed, we continue to expect an operating loss for the second quarter of fiscal 2007.

Financial Position and Liquidity

Our cash and cash equivalents balances were $1,569,000 at December 1, 2006. We have no long-term debt or line of credit borrowings outstanding at December 1, 2006. However, our $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories, is currently being used to support import letters of credit issued to our offshore manufacturers, which at December 1, 2006 amounted to $3,188,000 compared to $106,000 at December 2, 2005. At December 1, 2006, approximately $659,000 net of the outstanding letters of credit was available to borrow under the advance formulas. The increase in outstanding letters of credit is primarily due to our new product introductions of the iPump® 6420, Unity® 550 and SMD515 products, and for European orders requiring lead-free Unity® 4600 receivers. We have orders in our December 1, 2006, eighteen-month backlog which are scheduled to ship throughout the remainder of fiscal year 2007 and into fiscal 2008 for approximately $2,135,000, or 67% of the outstanding letters of credit balances. We expect to book and ship orders for the remainder of the outstanding balances in fiscal 2007. Currently our bank allows 50% of the value of letters of credit as collateral while reducing borrowing availability by the full amount of outstanding letter of credit balances. As a result, we may at various times during fiscal 2007 require overadvances to the bank’s collateral formula until the letter of credit inventory commitments convert to receivables, against which the bank will allow 80% as available collateral. There is no assurance the bank will grant overadvances in sufficient amounts and for the duration of time required to support operations until the inventory is sold. As a result we may need to obtain additional sources of financing. No assurances may be given that additional sources of capital, if needed, would be available. During the first quarter of fiscal 2007, we began to utilize borrowings on the line of credit for payments against outstanding letters of credit and to support operations. During first quarter of fiscal 2007, the average daily balance outstanding was $14,000 and the highest outstanding balance was $242,000. We expect average outstanding borrowings to increase in the second quarter of fiscal 2007.

(See the Liquidity and Capital Resources section for further discussion.)

 RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 1, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 2, 2005

The following table sets forth, for the periods indicated, the components of our results of operations as a percentage of sales:

	Three months ended (unaudited)
	December 1, 2006	December 2, 2005
Revenue	100.0%	100.0%
Cost of products sold	75.4	67.2
Gross margin	24.6	32.8
Selling, general, and administrative	27.1	31.2
Research & development	17.2	14.4
Operating (loss) income	(19.7)	(12.9)
Interest expense	( .5)	( .1)
Interest income	.1	.1
(Loss) earnings before income taxes	(20.1)	(12.9)
Income tax expense	-	-
Net (loss) earnings	(20.1)%	(12.9)%

The operating results for the three month period ended December 1, 2006, were a net loss of $(962,000) or $(0.08) per share compared to a net loss of $(643,000) or $(0.05) per share for the three month period ended December 2, 2005.

Revenues - Revenues for the first quarter of fiscal 2007 decreased $202,000 or 4.0% to $4,783,000 from $4,985,000 for the same period in fiscal 2006.

Direct Broadcast Satellite (DBS) revenues (including service revenues) decreased $169,000 or 3.4% in the first quarter of fiscal 2007 to $4,778,000 from $4,947,000 for the same period in fiscal 2006. The decrease was due to lower than expected shippable orders for the quarter, especially for our iPump® system, and a scheduled decrease in revenues to a business music network customer. The first quarter of fiscal 2007 benefited from resolution of engineering development delays of the iPump® 6420, resulting in revenues from Jones Radio Networks, which was scheduled to begin shipping in the fourth quarter of fiscal 2006.

Revenues and order backlog are subject to the timing of significant orders from customers and new product introductions, and as a result revenue levels may fluctuate from quarter to quarter. For the three months ended December 1, 2006, three customers accounted for 30.4%, 12.3% and 10.3% of revenues, respectively. For the three months ended December 2, 2005, three customers accounted for 20.2%, 14.4% and 12.1% of revenues, respectively. Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2007.

Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI’s backlog scheduled to ship within eighteen months was approximately $11.2 million at December 1, 2006, compared to $10.7 million at September 1, 2006, and $15.4 million at December 2, 2005. Three customers accounted for approximately 26.6%, 18.6% and 12.2%, respectively, of the backlog at December 1, 2006. The total multi-year backlog at December 1, 2006 was approximately $19.9 million, compared to $19.4 million at September 1, 2006 and $28.3 million at December 2, 2005.

Gross Profit Margins - The Company’s gross profit margin percentages were 24.6% for the three month period ended December 1, 2006, compared to 32.8% for the three month period ended December 2, 2005. Gross profit margin dollars decreased $455,000 for the three month period ended December 1, 2006 compared to the same period ended December 2, 2005. The decrease in margin percentages and dollars was mainly due to higher than expected new product production costs associated with the iPump®6420 and lower revenues which resulted in higher unit fixed overhead costs. Profit margins in the first quarter of fiscal 2007 were adversely affected by inventory reserve charges of $75,000 compared to $50,000, and warranty provisions of $100,000 compared to $10,000, for the same period of fiscal 2006.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses decreased $255,000, or 16.4%, to $1,299,000 in the first quarter of fiscal 2007 from $1,554,000 in the first quarter of fiscal 2006. Corporate SG&A expenses in the first quarter of fiscal 2007 decreased $92,000, or 26.9%, to $252,000 from $345,000 in same period of fiscal 2006, mainly due to a reduction in costs related to dissident shareholder issues. WCI’s SG&A expenses decreased $163,000, or 13.4%, to $1,046,000 in the first quarter of fiscal 2007 from $1,209,000 in same period of fiscal 2006. The decrease in WCI’s SG&A expenses was mainly due to decreases in professional fees of $32,000, sales commissions of $68,000 primarily due to lower bookings, consulting fees of $18,000, salaries of $24,000 due to lower headcount and selling and marketing expenses of $28,000. These costs were offset by increased administrative overhead costs of $10,000. WCI’s SG&A expenses included $2,000 of stock-based compensation in the first quarter of fiscal 2007 compared to $11,000 in the same period of fiscal 2006. As a percentage of revenues, SG&A expenses were 27.1% for the three month period ended December 1, 2006 compared to 31.2% for the same period ended December 2, 2005.

Research and Development - Research and development expenditures, including capitalized software development costs, were $1,197,000 or 25.2% of revenues in the first quarter of fiscal 2007 compared to $1,121,000 or 22.5% of revenues for the same period of fiscal 2006. The increase in expenditures in the first quarter of fiscal 2007 compared to the same period of fiscal 2006 was mainly due to increased salaries due to increases in compensation and headcount. Capitalized software development costs amounted to $376,000 in the first quarter of fiscal 2007 compared to $401,000 in the first quarter of fiscal 2006. Research and development expenses, excluding capitalized software development costs, were $821,000 or 17.2% of revenues in the first quarter of fiscal 2007 compared to $720,000 or 14.4% of revenues in the same period of fiscal 2006. The increase in expenses in the first quarter of fiscal 2007 compared to the same period of fiscal 2006 was mainly due to the increase in salaries.

Interest Expense - Interest expense increased $20,000 to $26,000 in the first quarter of fiscal 2007 from $6,000 in the same period in fiscal 2006. The increase was primarily due to the increase in average outstanding letter of credit commitment balances.

Interest Income - Interest income was $5,000 for the three months ended December 1, 2006 compared to $4,000 for the same period ended December 2, 2005.

Income Tax Expense - For the three months ended December 1, 2006, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $346,000 in the first quarter of fiscal 2007. At December 1, 2006 net deferred tax assets of $6,094,000, were fully reserved by a valuation allowance. At December 1, 2006, we had a federal net operating loss carryforward of approximately $10,265,000, which expires beginning fiscal 2020 through fiscal 2027. Additionally, we had an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgements. These policies are as follows:

Revenue Recognition - Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue. At December 1, 2006, deferred extended service maintenance revenues were $362,000 and deferred revenues related to future performance obligations were $581,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2007 and into fiscal 2008.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At December 1, 2006, inventories, net of reserve provisions, amounted to $4,034,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At December 1, 2006, capitalized software costs, net of accumulated amortization, amounted to $1,203,000.

Deferred Tax Asset Valuation Allowance - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. At December 1, 2006, deferred tax assets in the amount of $6,094,000 were fully reserved by a valuation allowance. For the three months ended December 1, 2006, the valuation allowance was increased by $346,000.

Accounts Receivable Valuation - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. At December 1, 2006, accounts receivable, net of allowances for doubtful accounts, amounted to $1,852,000.

LIQUIDITY AND CAPITAL RESOURCES
THREE MONTHS ENDED DECEMBER 1, 2006

At December 1, 2006, our primary sources of liquidity were cash and cash equivalents of $1,569,000 and a $5,000,000 bank loan facility. Cash and cash equivalents increased $610,000 during the first quarter of fiscal 2007.

Our bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories, is currently being used to support import letters of credit issued to our offshore manufacturers, which at December 1, 2006 amounted to $3,188,000 compared to $106,000 at December 2, 2005. At December 1, 2006, approximately $659,000 net of the outstanding letters of credit was available to borrow under the advance formulas. The increase in outstanding letters of credit is primarily due to our new product introductions of the iPump® 6420, Unity®550 and SMD515 products, and for European orders requiring lead-free Unity®4600 receivers. We have orders in our December 1, 2006, eighteen-month backlog which are scheduled to ship throughout the remainder of fiscal year 2007 and into fiscal 2008 for approximately $2,135,000, or 67% of the outstanding letters of credit balances. We expect to book and ship orders for the remainder of the outstanding balances in fiscal 2007. Currently our bank allows 50% of the value of letters of credit as collateral while reducing borrowing availability by the full amount of outstanding letter of credit balances. As a result, we may at various times during fiscal 2007 require overadvances to the bank’s collateral formula until the letter of credit inventory commitments convert to receivables, against which the bank will allow 80% as available collateral. There is no assurance the bank will grant overadvances in sufficient amounts and for the duration of time required to support operations until the inventory is sold. As a result we may need to obtain additional sources of financing. No assurances may be given that additional sources of capital, if needed, would be available. During the first quarter of fiscal 2007, we began to utilize borrowings on the line of credit for payments against outstanding letters of credit and to support operations. During first quarter of fiscal 2007 the average daily balance outstanding was $14,000 and the highest outstanding balance was $242,000. We expect average outstanding borrowings to increase in the second quarter of fiscal 2007.

During the first quarter of fiscal 2007, operating activities provided $1,071,000 of cash. Net loss adjusted for non-cash expenses used $219,000 of cash, while changes in accounts receivable and customer deposit balances provided $436,000 of cash. Changes in accounts payable and accrued expenses, inventories and other assets provided $853,000 of cash. Cash used by investing activities was $80,000 for property and equipment expenditures, $376,000 for capitalized software additions and $5,000 for legal fees related to the filing of applications for various patents and trademarks.

WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on June 30, 2007, or upon demand and requires an annual facility fee of .75% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (8.25% at December 1, 2006). The bank retained the right to adjust the interest rate, subject to financial performance of the Company.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; 40% to 50% of eligible finished goods inventories; and 50% of import letter of credit commitment balances. The loan is secured by a first lien on substantially all of WCI’s assets and guaranteed by Wegener Corporation. At December 1, 2006, no balances were outstanding on the revolving line of credit or the equipment term loan portions of the loan facility. However, the loan facility is currently being used to support import letters of credit issued to offshore manufacturers, which at December 1, 2006 amounted to $3,188,000. At December 1, 2006, approximately $659,000, net of outstanding letters of credit, was available to borrow under the advance formulas.

In addition, at December 1, 2006, we had land and buildings and improvements with a cost basis of $4,454,000 which had no mortgage balances outstanding. Land and buildings are not currently used in the existing loan facility’s availability advance formulas; however, we believe these assets could be used to support additional borrowing capacities either with our existing bank or from other sources.

We are required to maintain a minimum tangible net worth at the end of each fiscal 2007 quarter and maintain increased amounts annually at each fiscal year end commencing with fiscal year 2008. In addition, we are to retain certain key employees, maintain certain financial ratios, and are precluded from paying dividends. At December 1, 2006, we were in compliance with the covenants.

We have two manufacturing and purchasing agreements for certain finished goods inventories. At December 1, 2006, outstanding purchase commitments under these agreements amounted to $5,457,000. Pursuant to the above agreements, at December 1, 2006, we had outstanding letters of credit in the amount of $3,188,000. In addition, at December 1, 2006, we had an outstanding commitment for engineering design and software development services in the amount of $36,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of the Company’s long-term contractual obligations as of December 1, 2006 consisted of:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2007	Fiscal 2008-2009	Fiscal 20010-2011
Operating leases	$101,000	$55,000	$42,000	$4,000
Purchase commitments	4,633,000	4,633,000	-	-
Total	$4,734,000	$4,688,000	$42,000	$4,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank’s prime rate (8.25% at December 1, 2006). There were no borrowings outstanding at December 1, 2006 subject to variable interest rate fluctuations.

At December 1, 2006, cash and cash equivalents consisted of bank commercial paper of $1,750,000, bank account balances of $64,000 offset by bank overdrafts, consisting of outstanding checks of $245,000.

The Company does not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (December 1, 2006). Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 1, 2006, a complaint was filed by Rembrandt Technologies, LP (Rembrandt) against Charter Communications, Inc. (Charter), Cox Communications Inc. (Cox), CSC Holdings, Inc. (CSC) and Cablevisions Systems Corp. (Cablevision) in the United States District Court for the Eastern District of Texas alleging patent infringement. The complaint alleges that products and services sold by Charter infringe certain Rembrandt patents related to cable modem, voice-over internet, and video technology and applications. The case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against Charter and then elects to pursue other cable operators that use the allegedly infringing products. Wegener has not been named a party in the suit. However, subsequent to December 1, 2006, Charter has requested us to defend and indemnify Charter to the extent that the Rembrandt allegations are premised upon Charter’s use of products that we have sold to Charter. To date, we have not agreed to Charter’s request. Trial date of this matter is not known at this time. At this point, the outcome is uncertain and we are presently unable to assess the impact, if any, of this litigation on Wegener.

On June 1, 2006, a complaint substantially similar to the above described suit was filed by Rembrandt against Time Warner Cable (TWC) in the United States District Court for the Eastern District of Texas. Wegener has not been named a party in the suit, but TWC has requested us (as well as other equipment vendors) to contribute 2% of the defense costs related to this matter as a result of the products that we and others have sold to TWC. To date, we have not agreed to contribute to the payment of legal costs related to this case. Trial date of this matter is not known at this time. At this point, the outcome is uncertain and we are presently unable to assess the impact, if any, of this litigation on Wegener.

On September 16, 2005, a complaint substantially similar to the foregoing was filed by Rembrandt against Comcast Corporation (Comcast) in the United States District Court for the Eastern District of Texas. Wegener has not been named a party in the suit, but we have received a subpoena for documents and a deposition related to the products we sold to Comcast. We are complying with the subpoena.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this report. An asterisk identifies those exhibits previously filed and incorporated herein by reference below. For each such asterisked exhibit there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit No.		Description of Exhibit

3.1	*	Certificate of Incorporation as amended through May 4, 1989. (1)

3.1.1	*	Amendment to Certificate of Incorporation. (2)

3.2	*	By-laws of the Company, as Amended and Restated May 17, 2006. (3)

3.2.1	*	Amendments to Article III, Section 3.2 and Article XII of the By-laws of the Company, effective as of September 29, 2006. (4)

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 1, 1989, as filed with the Commission on November 30, 1989.+
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 30, 1997, as filed with the Commission on June 30, 1997.+
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 17, 2006, as filed with the Commission on May 22, 2006.+
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 29, 2006, as filed with the Commission on October 3, 2006.+
+	SEC file No. 0-11003

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WEGENER CORPORATION

(Registrant)

Date: January 16, 2007	By:	/s/ Robert A. Placek
Robert A. Placek President (Principal Executive Officer)

Date: January 16, 2007	By:	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr. Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)