Form 10-Q
period 2007-03-02
WEGENER CORP
filed 2007-04-16
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	12,647,051 Shares
Class	Outstanding at March 29, 2007

WEGENER CORPORATION
Form 10-Q For the Quarter Ended March 2, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of WegenerTM’Corporation (the “Company”, “we”, “our” or “us”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of March 2, 2007; the consolidated statements of shareholders' equity as of March 2, 2007, and March 3, 2006; the consolidated statements of operations for the three and six months ended March 2, 2007, and March 3, 2006; and the consolidated statements of cash flows for the six months ended March 2, 2007, and March 3, 2006, have been prepared without audit. The consolidated balance sheet as of September 1, 2006 has been audited by independent registered public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 2006, File No. 0-11003.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	March 2,	March 3,	March 2,	March 3,
	2007	2006	2007	2006

Revenue	$4,770,665	$4,579,558	$9,554,142	$9,564,191

Operating costs and expenses
Cost of products sold	2,821,550	3,058,902	6,427,052	6,410,362
Selling, general and administrative	1,338,073	1,839,903	2,636,592	3,393,616
Research and development	773,205	764,417	1,594,167	1,484,440

Operating costs and expenses	4,932,828	5,663,222	10,657,811	11,288,418

Operating loss	(162,163)	(1,083,664)	(1,103,669)	(1,724,227)
Interest expense	(24,761)	(19,539)	(50,525)	(25,331)
Interest income	3,650	1,572	8,970	5,425

Loss before income taxes	(183,274)	(1,101,631)	(1,145,224)	(1,744,133)

Income tax benefit	-	-	-	-

Net loss	$(183,274)	$(1,101,631)	$(1,145,224)	$(1,744,133)

Net loss per share:
Basic	$(.01)	$(.09)	$(.09)	$(.14)
Diluted	$(.01)	$(.09)	$(.09)	$(.14)

Shares used in per share calculation
Basic	12,582,875	12,579,051	12,580,963	12,579,051
Diluted	12,582,875	12,579,051	12,580,963	12,579,051

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 2,	September 1,
	2007	2006
Assets	(Unaudited)

Current assets
Cash and cash equivalents	$95,311	$958,784
Accounts receivable	2,631,306	1,780,121
Inventories	4,058,895	3,858,027
Other	190,151	233,127

Total current assets	6,975,663	6,830,059

Property and equipment, net	2,203,847	2,288,148
Capitalized software costs, net	1,233,306	1,229,790
Other assets	744,339	779,968

	$11,157,155	$11,127,965

Liabilities and Shareholders’ Equity

Current liabilities
Bank line of credit	$803,757	$-
Accounts payable	1,802,482	1,526,309
Accrued expenses	3,388,190	3,262,448
Customer deposits	1,158,760	1,264,805

Total current liabilities	7,153,189	6,053,562

Commitments and contingencies

Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares
authorized; 12,647,051 and 12,579,051 shares
respectively, issued and outstanding	126,471	125,791
Additional paid-in capital	19,999,022	19,924,915
Deficit	(16,121,527)	(14,976,303)

Total shareholders’ equity	4,003,966	5,074,403

	$11,157,155	$11,127,965

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit
Balance at September 2, 2005	12,579,051	$125,791	$19,892,482	$(12,093,308)

Share-based compensation	-	-	27,433	-
Net loss for the six months	-	-	-	(1,744,133)
BALANCE at March 3, 2006	12,579,051	$125,791	$19,919,915	$(13,837,441)

Balance at September 1, 2006	12,579,051	$125,791	$19,924,915	$(14,976,303)

Share-based compensation	-	-	17,667	-
Common stock issued through
stock options	68,000	680	56,440	-
Net loss for the six months	-	-	-	(1,145,224)
BALANCE at March 2, 2007	12,647,051	$126,471	$19,999,022	$(16,121,527)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended
	March 2,	March 3,
	2007	2006

Cash flows from operating activities
Net loss	$(1,145,224)	$(1,744,133)
Adjustments to reconcile net loss to
cash used for operating activities
Depreciation and amortization	1,109,465	1,233,457
Share-based compensation expense	17,667	27,433
Provision for bad debts	(50,000)	15,000
Provision for inventory reserves	75,000	100,000
Provision for warranty reserves	100,000	60,000
Changes in assets and liabilities
Accounts receivable	(801,185)	(1,481,342)
Inventories	(275,868)	(357,828)
Other assets	42,976	(118,170)
Accounts payable and accrued expenses	301,915	1,320,025
Customer deposits	(106,045)	65,199

Net cash used for operating activities	(731,299)	(880,359)

Cash flows from investment activities
Property and equipment expenditures	(130,570)	(119,009)
Capitalized software additions	(774,994)	(767,520)
License agreement, patent, and trademark expenditures	(87,487)	(24,818)

Net cash used for investing activities	(993,051)	(911,347)

Cash flows from financing activities
Net borrowings under revolving line of credit	803,757	731,341
Proceeds from stock options exercised	57,120	-

Net cash provided by financing activities	860,877	731,341

Decrease in cash and cash equivalents	(863,473)	(1,060,365)
Cash and cash equivalents, beginning of period	958,784	1,106,872

Cash and cash equivalents, end of period	$95,311	$46,507

Supplemental disclosure of cash flow information:
Cash paid during the six months for:
Interest	$50,525	$25,331

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

Revenue Recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue. At March 2, 2007, deferred extended service maintenance revenues were $544,000 and deferred revenues related to future performance obligations were $325,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2007 and into fiscal 2008.

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the six months ended March 2, 2007, revenues to one customer in the amount of $602,000 were recorded prior to delivery as bill and hold transactions and were paid in full at March 2, 2007.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS 123R effective beginning September 3, 2005 using the Modified Prospective Application Method. Under this method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. For the three and six months ended March 2, 2007, stock-based compensation expense included in selling, general and administrative expenses amounted to $16,000 and $17,700, respectively, compared to $17,000 and $27,000, respectively, for the same periods ending March 3, 2006. The weighted average fair value of options granted during the six months ended March 2, 2007 was $.90 with an aggregate total value of $16,000. The weighted average fair value of options granted during the six months ended March 3, 2006 was $1.07 with an aggregate total value of $34,000. As of March 2, 2007, no compensation costs related to non-vested stock options remain to be recognized.

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended		Six months ended
	March 2,	March 3,	March 2,	March 3,
	2007	2006	2007	2006

Risk free interest rate	4.70%	4.50%	4.70%	4.41%
Expected term	10.0 years	10.0 years	10.0 years	5.6 years
Volatility	90%	90%	90%	90%
Expected annual dividends	none	none	none	none

The following table summarizes stock option transactions for the six months ended March 2, 2007:

		Range of	Weighted
	Number	Exercise	Average
	of Shares	Prices	Exercise Price
Outstanding at
September 1, 2006	1,282,531	$.63 – 2.72	$1.56
Granted	18,000	1.03	1.03
Exercised	(68,000)	.84	.84
Forfeited or cancelled	(136,000)	.84 – 2.39	2.31
Outstanding at
March 2, 2007	1,096,531	$.63 – 2.72	$1.51
Available for issue at
March 2, 2007	541,669	-	-
Options exercisable at
March 2, 2007	1,096,531	$.63 – 2.72	$1.51
September 1, 2006	1,272,531	$.63 – 2.72	$1.56

The key terms of the stock options granted under our stock plans are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 2006.

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

Bank Overdrafts

Bank overdrafts consist of outstanding checks that have not cleared our bank. Overdrafts are offset against cash balances to the extent that cash balances are available in the account on which the checks are issued. Remaining balances of overdrafts are included in our accounts payable balances. At March 2, 2007, outstanding checks in the amounts of $278,000 were included in accounts payable balances.

Note 2 Accounts Receivable

Accounts receivable are summarized as follows:

	March 2,	September 1,
	2007	2006
	(Unaudited)

Accounts receivable - trade	$2,806,654	$2,004,625
Other receivables	75,969	76,508
	2,882,623	2,081,133
Less allowance for
doubtful accounts	(251,317)	(301,012)
	$2,631,306	$1,780,121

Note 3 Inventories

Inventories are summarized as follows:

	March 2,	September 1,
	2007	2006
	(Unaudited)

Raw material	$4,093,740	$3,834,953
Work-in-process	825,927	887,142
Finished goods	3,056,541	2,978,245
	7,976,208	7,700,340
Less inventory reserves	(3,917,313)	(3,842,313)
	$4,058,895	$3,858,027

During the first six months of fiscal 2007, inventory reserves were increased by provisions of $75,000. Our inventory reserve of approximately $3,917,000 at March 2, 2007 is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should our sales efforts not be successful.

Note 4 Other Assets

Other assets consisted of the following:

	March 2, 2007 (unaudited)
	Cost	Accumulated Amortization	Net
License agreements	$858,800	$(644,286)	$214,514
Patents and patent applications	449,120	(7,472)	441,648
Trademarks	89,737	(20,949)	68,788
Loan facility fees	37,500	(25,000)	12,500
Other	6,889	-	6,889
	$1,442,046	$(697,707)	$744,339

	September 1, 2006
	Cost	Accumulated Amortization	Net
License agreements	$798,800	$(550,037)	$248,763
Patents and patent applications	421,633	(2,252)	419,381
Trademarks	89,736	(16,051)	73,685
Loan facility fees	37,500	(6,250)	31,250
Other	6,889	-	6,889
	$1,354,558	$(574,590)	$779,968

Amortization expense of other assets for the three and six months ended March 2, 2007, amounted to $66,000 and $123,000, respectively. Amortization expense of other assets for the three and six months ended March 3, 2006, amounted to $44,000 and $89,000, respectively.

We conduct an ongoing review of our intellectual property rights and potential trademarks. As of March 2, 2007, we have cumulatively incurred $318,000 of legal fees related to the filing of applications for various patents and $36,000 related to the filing of trademarks. Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life or their estimated useful lives. If it becomes more likely than not that application will not be granted, we will write-off the deferred cost at that time. At March 2, 2007, the cost of registered patents and trademarks amounted to $131,000 and $54,000, respectively. Patents and trademarks are amortized over their estimated useful life of four to ten years. License agreements are amortized over their estimated useful life of one to five years. Loan facility fees are amortized over twelve months.

Note 5 Liquidity

At March 2, 2007, our primary source of liquidity was a $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. At March 2, 2007, we had line of credit borrowings outstanding of $804,000. At March 2, 2007, approximately $1,301,000, net of outstanding letters of credit in the amount of $1,168,000, was available to borrow under the advance formulas. Cash and cash equivalents decreased $863,000 during the first six months of fiscal 2007.

During the first six months of fiscal 2007, operating activities used $731,000 of cash. Net losses adjusted for noncash expenses provided $107,000 of cash, while changes in accounts receivable and customer deposit balances used $907,000 of cash. Changes in inventories, accounts payable and accrued expenses, and other assets provided $69,000 of cash. Cash used by investing activities was $119,000 for property and equipment expenditures, $768,000 for capitalized software additions and $25,000 for legal expenses related to the filing of applications for various patents and trademarks. Financing activities provided $804,000 of cash from the net line-of-credit borrowings and $57,000 of cash from exercised stock options.

WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on June 30, 2007, or upon demand and requires an annual facility fee of .75% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (8.25% at March 2, 2007). The bank retained the right to adjust the interest rate, subject to financial performance of the Company.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in process kit inventories; 40% to 50% of eligible finished goods inventories; and 50% of import letter of credit commitment balances. The loan is secured by a first lien on substantially all of WCI’s assets and guaranteed by Wegener Corporation. At March 2, 2007, balances outstanding on the revolving line of credit amounted to $804,000. No borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers, which at March 2, 2007 amounted to $1,168,000. At March 2, 2007, approximately $1,301,000, net of outstanding letters of credit, was available to borrow under the advance formulas. Currently our bank allows 50% of the value of letters of credit as collateral while reducing borrowing availability by the full amount of outstanding letter of credit balances. As a result, we may at various times during fiscal 2007 require overadvances to the bank’s collateral formula until the letter of credit inventory commitments convert to receivables, against which the bank will allow 80% as available collateral. There is no assurance the bank will grant overadvances in sufficient amounts and for the duration of time required to support operations until the inventory is sold. As a result we may need to obtain additional sources of financing. No assurances may be given that additional sources of capital, if needed, would be available. During second quarter of fiscal 2007, the average daily balance outstanding was $520,000 and the highest outstanding balance was $1,161,000. We expect average outstanding borrowings to increase in the third quarter of fiscal 2007.

In addition, at March 2, 2007, we had land and buildings and improvements with a cost basis of $4,454,000 which had no mortgage balances outstanding. Land and buildings are not currently used in the existing loan facility’s availability advance formulas; however, we believe these assets could be used to support additional borrowing capacities either with our existing bank or from other sources.

Under the loan facility, we are required to maintain a minimum tangible net worth at the end of each fiscal 2007 quarter and maintain increased amounts annually at each fiscal year end commencing with fiscal year 2008. In addition, we are to retain certain key employees, maintain certain financial ratios, and are precluded from paying dividends. At March 2, 2007, we were in compliance with the covenants.

While no assurances may be given, we believe, based on preliminary discussions with the bank, that we will be able to renew the line of credit upon maturity. We expect that the renewal will result in an increase in borrowing costs either by an increase in the annual facility fee and/or an increase in the interest rate.

Note 6 Income Taxes

For the six months ended March 2, 2007, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $412,000 in the first six months of fiscal 2007. At March 2, 2007, net deferred tax assets of $6,160,000 were fully reserved by the valuation allowance.

At March 2, 2007, we had a federal net operating loss carryforward of approximately $10,529,000, which expires beginning fiscal 2020 through fiscal 2027. Additionally, we had an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

Note 7 Earnings Per Share

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.

	Three months ended
	March 2, 2007			March 3, 2006
			Per			Per
	Earnings	Shares	share	Earnings	Shares	share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net (loss) earnings	$(183,274)			$(1,101,631)
Basic (loss) earnings per share:
Net (loss) earnings available
to common shareholders	$(183,274)	12,582,875	$(.01)	$(1,101,631)	12,579,051	$(.09)
Effect of dilutive potential
common shares:
Stock options	-	-		-	-

Diluted (loss) earnings per share:
Net (loss) earnings available
to common shareholders	$(183,274)	12,582,875	$(.01)	$(1,101,631)	12, 579,051	$(.09)

	Six months ended
	March 2, 2007			March 3, 2006
			Per			Per
	Earnings	Shares	share	Earnings	Shares	share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net (loss) earnings	$(1,145,224)			$(1,744,133)
Basic (loss) earnings per share:
Net (loss) earnings available
to common shareholders	$(1,145,224)	12,580,963	$(.09)	$(1,744,133)	12,579,051	$(.14)
Effect of dilutive potential
common shares:
Stock options	-	-		-	-

Diluted (loss) earnings per share:
Net (loss) earnings available
to common shareholders	$(1,145,224)	12,580,963	$(.09)	$(1,744,133)	12,579,051	$(.14)

Stock options excluded from the diluted net (loss) earnings per share calculation due to their anti-dilutive effect are as follows:

	Three months ended		Six months ended
	March 2,	March 3,	March 2,	March 3,
	2007	2006	2007	2006
Common stock options:
Number of shares	1,096,531	1,345,531	1,096,531	1,345,531
Exercise price	$.63 to $2.72	$.63 to $2.72	$.63 to $2.72	$.63 to $2.72

Note 8 Segment Information and Significant Customers

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company operates within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment the Company has three sources of revenues as follows:

	Three months ended		Six months ended
	March 2,	March 3,	March 2,	March 3,
	2007	2006	2007	2006

Product Line
Direct Broadcast Satellite	$4,580,032	$4,416,178	$9,212,253	$9,199,454
Analog and Custom Products	57,317	9,357	62,586	47,082
Service	133,316	154,023	279,303	317,655
	$4,770,665	$4,579,558	$9,554,142	$9,564,191

Revenues by geographic area are as follows:

	Three months ended		Six months ended
	March 2,	March 3,	March 2,	March 3,
	2007	2006	2007	2006
Geographic Area
United States	$3,924,608	$4,359,751	$8,355,243	$9,084,023
Latin America	5,649	7,027	42,170	88,076
Canada	79,328	33,381	104,332	81,118
Europe	752,965	175,769	1,040,002	304,234
Other	8,115	3,630	12,395	6,740

	$4,770,665	$4,579,558	$9,554,142	$9,564,191

All of the Company’s long-lived assets are located in the United States. Customers representing 10% or more of the respective periods’ revenues are as follows:

	Three months ended			Six months ended
	March 2,	March 3,		March 2,	March 3,
	2007	2006		2007	2006
Customer 1	(a )	28.9%		18.2%	13.8%
Customer 2	10.2%	19.2%		10.2%	19.7%
Customer 3	12.6%	(a	)	10.6%	(a	)
Customer 4	(a )	(a	)	10.8%	(a	)
Customer 5	12.3%	(a	)	(a )	(a	)
Customer 6	13.7%	(a	)	(a )	(a	)

(a) Revenues for the period were less than 10% of total revenues.

Note 9 Commitments

We have two manufacturing and purchasing agreements for certain finished goods inventories. At March 2, 2007, outstanding purchase commitments under these agreements amounted to $3,700,000. Pursuant to the above agreements, at March 2, 2007, we had outstanding letters of credit in the amount of $1,168,000.

Note 10 Guarantees and Warranty Liability

Warranty

We warrant our products for a 12 to 14 month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. We expense costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty provisions which remained outstanding at March 2, 2007, amounted to $435,000. For the six months ended March 2, 2007, accrued warranty provisions were increased by $100,000. Warranty expense recognized during the six months ended March 2, 2007, amounted to $100,000.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements. At March 2, 2007, outstanding letters of credit amounted to $1,168,000.

Financing Agreements

The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At March 2, 2007, balances outstanding on the loan facility were $804,000.

Indemnification Obligations

We are obligated to indemnify our officers and the members of our Board of Directors pursuant to our bylaws and contractual indemnity agreements. We routinely sell products with a limited intellectual property indemnification included in the terms of sale or in certain contractual arrangements. The scope of these indemnities varies, but in some instances, includes indemnification for damages and expenses (including reasonable attorneys’ fees). Certain requests for indemnification have been received by us pursuant to these arrangements (see Part II Item 1. Legal, for further discussion). At March 2, 2007 and September 1, 2006, $60,000 remained accrued in respect to the indemnification provisions.

WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 1, 2006, contained in the Company’s 2006 Annual Report on Form 10-K.

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

We are continuing to invest in new technologies utilizing MPEG-4/H.264 video compression and DVB-S2 satellite modulation combined. MPEG-4/H.264 compression and DVB-S2 modulation reduce bandwidth utilization by about half, which allows present networks to cut recurring costs by up to 50% and allows the creation of new networks that were not possible with previous technologies. Alternately, our customers will be able to upgrade their video to high definition and increase its quality significantly while maintaining similar bandwidth utilization to their current MPEG-2 standard definition offering. The SMD515 IPTV settop and the Unity® 550-2 Enterprise Media Receiver are our first products with MPEG-4/H.264 technology, and we continue to explore other potential applications for the technology. We expect the development of products utilizing MPEG-4/H.264 technology to continue throughout fiscal 2007. We believe that market demand for MPEG-4 technology is very strong. However, the conversion of new business opportunities into firm orders depends on the availability of next generation products with MPEG-4 and DVB-S2 technologies. We are extremely focused on completion of these products.

With our technology leadership in MPEG-4 IPTV Set Top Boxes, DVB-S2 satellite networks and digital media distribution, we believe we are well positioned to capitalize on future industry trends. As we work to realize this potential, we and our Board of Directors have determined that we should examine potential means for further strengthening our strategic position and maximizing value for our shareholders. During the second quarter of fiscal 2007, the Board of Directors formed a committee of independent directors to explore strategic and financial alternatives to enhance shareholder value. We retained Near Earth LLC as our exclusive financial advisor in this evaluation process. These strategic alternatives may include: (i) technology licensing agreements, (ii) product development and marketing arrangements, joint ventures or strategic partnerships, (iii) strategic acquisitions, mergers or other business combinations, or (iv) the merger or sale of all or part of the Company. We are also evaluating various financing alternatives to unlock the market value of our headquarters and associated real estate to support our capital needs. There can be no assurance that the exploration of strategic alternatives will result in any specific transaction. We do not expect to disclose further developments regarding the process until the completion of the strategic alternatives review and a decision by the Board of Directors regarding a transaction or course of action.

Financial Position and Liquidity

At March 2, 2007, we had line of credit borrowings outstanding of $804,000. Our $5,000,000 bank loan facility is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. The loan facility matures on June 30, 2007, or upon demand. At March 2, 2007, approximately $1,301,000, net of outstanding letters of credit in the amount of $1,168,000, remained available to borrow under the advance formulas. Currently our bank allows 50% of the value of letters of credit as collateral while reducing borrowing availability by the full amount of outstanding letter of credit balances. As a result, we may at various times during fiscal 2007 require overadvances to the bank’s collateral formula until the letter of credit inventory commitments convert to receivables, against which the bank will allow 80% as available collateral. There is no assurance the bank will grant overadvances in sufficient amounts and for the duration of time required to support operations until the inventory is sold. As a result we may need to obtain additional sources of financing. No assurances may be given that additional sources of capital, if needed, would be available. During second quarter of fiscal 2007, the average daily balance outstanding was $520,000 and the highest outstanding balance was $1,161,000. We expect average outstanding borrowings to increase in the third quarter of fiscal 2007.

During the first six months of fiscal 2007 our cash balances decreased by $863,000, line of credit borrowings increased to the outstanding balance of $804,000 while proceeds from exercised stock options provided $57,000 of cash. These funds were used to fund net cash used by operating activities of $731,000, and cash used by investing activities consisting of capitalized software additions of $775,000, equipment additions of $131,000 and $87,000 for license agreements and legal fees related to the filing of applications for various patents and trademarks.

(See the Liquidity and Capital Resources section on page 20 for further discussion.)

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 2, 2007 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 3, 2006

The following table sets forth, for the periods indicated, the components of our results of operations as a percentage of sales:

	Three months ended		Six months ended
	March 2, 2007	March 3, 2006	March 2, 2007	March 3, 2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of products sold	59.1	66.8	67.3	67.0
Gross margin	40.9	33.2	32.7	33.0
Selling, general, and administrative	28.0	40.2	27.6	35.5
Research & development	16.2	16.7	16.7	15.5
Operating (loss) income	(3.4)	(23.7)	(11.6)	(18.0)
Interest expense	( .5)	( .4)	( .5)	( .3)
Interest income	.1	-	.1	.1
(Loss) earnings before income taxes	(3.8)	(24.1)	(12.0)	(18.2)
Income tax expense	-	-	-	-
Net (loss) earnings	(3.8)%	(24.1)%	(12.0)%	(18.2)%

The operating results for the three and six months ended March 2, 2007 were net losses of $(183,000) or $(0.01) per share and $(1,145,000) or $(0.09) per share, respectively, compared to $(1,102,000) or $(0.09) per share and $(1,744,000) or $(0.14) per share, respectively, for the three and six months ended March 3, 2006.

Revenues - Revenues for the three months ended March 2, 2007 increased $191,000 or 4.2% to $4,771,000 from $4,580,000 for the same period in fiscal 2006. Revenues for the six months ended March 2, 2007 decreased $10,000 or .1% to $9,554,000 from $9,564,000 for the same period in fiscal 2006.

Direct Broadcast Satellite (DBS) revenues (including service revenues) increased $143,000 or 3.1% in the second quarter of fiscal 2007 to $4,713,000 from $4,570,000 in the same period of fiscal 2006. For the six months ended March 2, 2007, DBS revenues decreased $25,000 or .3% to $9,492,000 from $9,517,000 for the six months ended March 3, 2006. The first six months of fiscal 2007 benefited from resolution of engineering development delays of the iPump® 6420, resulting in revenues from Jones Radio Networks, which was scheduled to begin shipping in the fourth quarter of fiscal 2006. Revenues and order backlog are subject to the timing of significant orders from customers and new product introductions, and as a result revenue levels may fluctuate from quarter to quarter.

For the three months ended March 2, 2007, four customers accounted for 13.7%, 12.6%, 12.3% and 10.2% of revenues, respectively. For the three months ended March 3, 2006, two customers accounted for 28.9% and 19.2% of revenues, respectively. For the six months ended March 2, 2007, four customers accounted for 18.2%, 10.8%, 10.6% and 10.2% of revenues, respectively. For the six months ended March 3, 2006, two customers accounted for 19.7% and 13.8% of revenues, respectively. Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2007 and beyond.

Our backlog is comprised of undelivered, firm customer orders which are scheduled to ship within eighteen months. The backlog was approximately $8.4 million at March 2, 2007, compared to $10.7 million at September 1, 2006, and $15.9 million at March 3, 2006. Four customers accounted for 36.9%, 21.6%, 9.1% and 7.9%, respectively, of the backlog at March 2, 2007. The total multi-year backlog at March 2, 2007, was approximately $16.3 million compared to $19.4 million at September 1, 2006 and $25.9 million at March 3, 2006.

Gross Profit Margins - The Company's gross profit margin percentages were 40.9% and 32.7% for the three and six month periods ended March 2, 2007, compared to 33.2% and 33.0% for the three and six month periods ended March 3, 2006. Gross profit margin dollars increased $428,000 for the three months ended March 2, 2007 and decreased $27,000 for the six months ended March 2, 2007, compared to the same periods in fiscal 2006. The increase in margin percentages and dollars for the three months ended March 2, 2007 was mainly due to a favorable sales mix of products and services having lower variable costs. Profit margins in the three and six month periods of fiscal 2007 were favorably impacted by decreases in capitalized software amortization expenses of $108,000 and $127,000, respectively. In addition, profit margins in the three and six month periods of fiscal 2007 included inventory reserve charges of none and $75,000 compared to $50,000 and $100,000 for the same periods of fiscal 2006 and warranty provisions of none and $100,000 compared to $50,000 and $60,000 for the same periods of fiscal 2006.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses decreased $502,000 or 27.3% to $1,338,000 for the three months ended March 2, 2007, from $1,840,000 for the three months ended March 3, 2006. For the six months ended March 2, 2007, SG&A expenses decreased $757,000 or 22.3% to $2,637,000 from $3,394,000 for the same period ended March 3, 2006. Corporate SG&A expenses decreased $284,000, or 47.3%, and $377,000, or 39.8%, for the three and six months ended March 2, 2007, respectively, compared to the same periods in fiscal 2006, mainly due to a reduction in costs related to dissident shareholder issues. WCI’s SG&A expenses decreased $218,000, or 17.6%, and $380,000, or 15.5%, for the three and six months ended March 2, 2007, compared to the same periods in fiscal 2006. The decrease in WCI’s SG&A expenses for the three months ended March 2, 2007 was mainly due to decreases in professional fees of $56,000, sales commissions of $50,000 primarily due to lower bookings, salaries of $41,000 due to lower headcount and bad debt expense of $65,000 due to collection of previously reserved accounts receivable. The decrease in WCI’s SG&A expenses for the six months ended March 2, 2007 included decreases in professional fees of $88,000, sales commissions of $90,000 primarily due to lower bookings, salaries of $61,000 due to lower headcount, consulting expenses of $27,000 and bad debt expense of $65,000 due to collection of previously reserved accounts receivable. SG&A expenses included $16,000 and $17,700 of noncash stock-based compensation in the three and six months ended March 2, 2007 compared to $17,000 and $27,000 in the same periods of fiscal 2006. As a percentage of revenues, SG&A expenses were 28.0% and 27.3% for the three and six month periods ended March 2, 2007, compared to 40.2% and 35.5% for the same periods in fiscal 2006.

Research and Development - Research and development (R&D) expenditures, including capitalized software development costs, were $1,172,000, or 24.6% of revenues, and $2,369,000, or 24.8% of revenues, for the three and six month periods ended March 2, 2007, compared to $1,131,000, or 24.7% of revenues, and $2,252,000, or 23.5% of revenues, for the same periods of fiscal 2006. The increases in expenditures in the three and six months ended March 2, 2007, compared to the same periods of fiscal 2006, were mainly due to increased salaries related to increases in compensation and headcount and increased recruiting cost related to new hires offset by reductions in consulting and prototype parts costs. Capitalized software development costs amounted to $399,000 and $775,000 for the second quarter and first six months of fiscal 2007 compared to $367,000 and $768,000 for the same periods of fiscal 2006. The increase in second quarter capitalized software costs are due to increased expenditures related to MPEG-4/H.264 products. R&D expenses, excluding capitalized software expenditures, were $773,000, or 16.2% of revenues, and $1,594,000, or 16.7% of revenues, for the three and six months ended March 2, 2007, compared to $764,000, or 16.7% of revenues, and $1,484,000, or 15.5% of revenues, for the same periods of fiscal 2006. The increase in expenses in the first six months of fiscal 2007 compared to the same period of fiscal 2006 was mainly due to the increases in expenditures discussed above.

Interest Expense - Interest expense increased $5,000 to $25,000 for the three months ended March 2, 2007, from $20,000 for the three months ended March 3, 2006. For the six months ended March 3, 2006, interest expense increased $25,000 to $50,000 from $25,000 for the same period ended March 3, 2006. The increases for the three and six month periods in fiscal 2007 were primarily due to an increase in average outstanding letter of credit commitment balances and an increase in interest expense associated with higher average line-of-credit borrowings.

Interest Income - Interest income was $4,000 and $9,000 for the three and six month periods ended March 2, 2007, compared to $2,000 and $5,000 for the same periods ended March 3, 2006. The increases for the three and six months ended March 2, 2007 were mainly due to a higher average of daily balance of cash and cash equivalents during the periods.

Income Tax Expenses - For the six months ended March 2, 2007, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $412,000 in the first six months of fiscal 2007. At March 2, 2007, net deferred tax assets of $6,160,000 were fully reserved by the valuation allowance. At March 2, 2007, we had a federal net operating loss carryforward of approximately $10,529,000, which expires beginning fiscal 2020 through fiscal 2027. Additionally, we had an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgements. These policies are as follows:

Revenue Recognition - Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue. At March 2, 2007, deferred extended service maintenance revenues were $544,000 and deferred revenues related to future performance obligations were $325,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2007 and into fiscal 2008. We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the six months ended March 2, 2007, revenues to one customer in the amount of $602,000 were recorded prior to delivery as bill and hold transactions and were paid in full at March 2, 2007.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard cost, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At March 2, 2007, inventories, net of reserve provisions, amounted to $4,059,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At March 2, 2007, capitalized software costs, net of accumulated amortization, amounted to $1,233,000.

Deferred Tax Asset Valuation Allowance - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. At March 2, 2007, deferred tax assets in the amount of $6,160,000 were fully reserved by a valuation allowance. For the six months ended March 2, 2007, the valuation allowance was increased by $412,000.

Accounts Receivable Valuation - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. At March 2, 2007, accounts receivable, net of allowances for doubtful accounts, amounted to $2,631,000.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED MARCH 2, 2007

At March 2, 2007, our primary source of liquidity was a $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. At March 2, 2007, we had line of credit borrowings outstanding of $804,000. At March 2, 2007, approximately $1,301,000, net of outstanding letters of credit in the amount of $1,168,000, was available to borrow under the advance formulas. Cash and cash equivalents decreased $863,000 during the first six months of fiscal 2007.

During the first six months of fiscal 2007, operating activities used $731,000 of cash. Net losses adjusted for noncash expenses provided $107,000 of cash, while changes in accounts receivable and customer deposit balances used $907,000 of cash. Changes in inventories, accounts payable and accrued expenses, and other assets provided $69,000 of cash. Cash used by investing activities was $119,000 for property and equipment expenditures, $768,000 for capitalized software additions and $25,000 for legal expenses related to the filing of applications for various patents and trademarks. Financing activities provided $804,000 of cash from the net line-of-credit borrowings and $57,000 of cash from exercised stock options.

WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on June 30, 2007, or upon demand and requires an annual facility fee of .75% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (8.25% at March 2, 2007). The bank retained the right to adjust the interest rate, subject to financial performance of the Company.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over sixty months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. The loan is secured by a first lien on substantially all of WCI’s assets and guaranteed by Wegener Corporation. At March 2, 2007, balances outstanding on the revolving line of credit amounted to $804,000. No borrowings were outstanding under the equipment term loan portions of the loan facility. At March 2, 2007, approximately $1,301,000, net of outstanding letters of credit in the amount of $1,168,000, remained available to borrow under the advance formulas. Currently our bank allows 50% of the value of letters of credit as collateral while reducing borrowing availability by the full amount of outstanding letter of credit balances. As a result, we may at various times during fiscal 2007 require overadvances to the bank’s collateral formula until the letter of credit inventory commitments convert to receivables, against which the bank will allow 80% as available collateral. There is no assurance the bank will grant overadvances in sufficient amounts and for the duration of time required to support operations until the inventory is sold. As a result we may need to obtain additional sources of financing. No assurances may be given that additional sources of capital, if needed, would be available. During second quarter of fiscal 2007, the average daily balance outstanding was $520,000 and the highest outstanding balance was $1,161,000. We expect average outstanding borrowings to increase in the third quarter of fiscal 2007.

In addition, at March 2, 2007, we had land and buildings and improvements with a cost basis of $4,454,000 which had no mortgage balances outstanding. Land and buildings are not currently used in the existing loan facility’s availability advance formulas; however, we believe these assets could be used to support additional borrowing capacities either with our existing bank or from other sources.

Under the loan facility, we are required to maintain a minimum tangible net worth at the end of each fiscal 2007 quarter and maintain increased amounts annually at each fiscal year end commencing with fiscal year 2008. In addition, we are to retain certain key employees, maintain certain financial ratios, and are precluded from paying dividends. At March 2, 2007, we were in compliance with the covenants.

While no assurances may be given, we believe, based on preliminary discussions with the bank, that we will be able to renew the line of credit upon maturity. We expect that the renewal will result in an increase in borrowing costs either by an increase in the annual facility fee and/or an increase in the interest rate.

We have two manufacturing and purchasing agreements for certain finished goods inventories. At March 2, 2007, outstanding purchase commitments under these agreements amounted to $3,700,000. Pursuant to the above agreements, at March 2, 2007, we had outstanding letters of credit in the amount of $1,168,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of our long-term contractual obligations as of March 2, 2007 consisted of:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2007	Fiscal 2008-2009	Fiscal 20010-2011
Operating leases	$67,000	$21,000	$42,000	$4,000
Purchase commitments	3,633,000	3,633,000	-	-
Total	$3,700,000	$3,654,000	$42,000	$4,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank’s prime rate. At March 2, 2007, line of credit outstanding borrowings amounted to $804,000.

We do not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (March 2, 2007). Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable

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

ITEM 1A. RISK FACTOR

At March 2, 2007, we had line of credit borrowings outstanding of $804,000. Our $5,000,000 bank loan facility is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. The loan facility matures on June 30, 2007, or upon demand. At March 2, 2007, approximately $1,301,000, net of outstanding letters of credit in the amount of $1,168,000, remained available to borrow under the advance formulas. Currently our bank allows 50% of the value of letters of credit as collateral while reducing borrowing availability by the full amount of outstanding letter of credit balances. As a result, we may at various times during fiscal 2007 require overadvances to the bank’s collateral formula until the letter of credit inventory commitments convert to receivables, against which the bank will allow 80% as available collateral. There is no assurance the bank will grant overadvances in sufficient amounts and for the duration of time required to support operations until the inventory is sold. As a result we may need to obtain additional sources of financing. No assurances may be given that additional sources of capital, if needed, would be available. During second quarter of fiscal 2007, the average daily balance outstanding was $520,000 and the highest outstanding balance was $1,161,000. We expect average outstanding borrowings to increase in the third quarter of fiscal 2007.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 23, 2007, the Annual Meeting of Shareholders was held and the shares present voted on the following matters:

(1.)	The shareholders approved the election of the following nominees to the Board of Directors to serve for a term of three years expiring in 2009:

Thomas G.Elliot (Class III Director)
10,062,272 votes FOR
431,782 votes WITHHELD

Stephen J. Lococo (Class II Director)
10,179,612 votes FOR
314,442 votes WITHHELD

Ned L. Mountain (Class III Director)
10,138,512 votes FOR
355,542 votes WITHHELD

The terms of office of Robert A. Placek, Jeffrey J. Haas and David W. Wright as Class II directors and Phylis A. Eagle-Oldson, C. Troy Woodbury and Joe K. Parks as Class I directors, continued subsequent to the Annual Meeting.

(2.)	The appointment of BDO Seidman, LLP as auditors for the Company for the fiscal year 2007 was approved with 10,412,853 votes FOR, 76,681 votes AGAINST, and 4,520 votes ABSTAINING.

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

WEGENER CORPORATION
(Registrant)

Date: April 16, 2007	By:	/s/ Robert A. Placek
Robert A. Placek
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: April 16, 2007	By:	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)