Form 10-Q
period 2007-06-01
WEGENER CORP
filed 2007-07-16
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to________________________

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No x

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	12,647,051 Shares
Class	Outstanding at June 30, 2007

WEGENER CORPORATION
Form 10-Q For the Quarter Ended June 1, 2007

INDEX

PART I. Financial Information

Item 1.	Financial Statements

	Introduction	3

	Consolidated Statements of Operations (Unaudited) - Three and Nine Months Ended June 1, 2007 and June 2, 2006	4

	Consolidated Balance Sheets - June 1, 2007 (Unaudited) and September 1, 2006	5

	Consolidated Statements of Shareholders' Equity (Unaudited) - Nine Months Ended June 1, 2007 and June 2, 2006	6

	Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended June 1, 2007 and June 2, 2006	7

	Notes to Consolidated Financial Statements (Unaudited)	8-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22
Item 4T.	Controls and Procedures	22

PART II. Other Information

Item 1.	Legal Proceedings	23
Item 6.	Exhibits	24
	Signatures	25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of WegenerTM Corporation (the “Company”, “we”, “our” or “us”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of June 1, 2007; the consolidated statements of shareholders' equity as of June 1, 2007, and June 2, 2006; the consolidated statements of operations for the three and nine months ended June 1, 2007, and June 2, 2006; and the consolidated statements of cash flows for the nine months ended June 1, 2007, and June 2, 2006; have been prepared without audit. The consolidated balance sheet as of September 1, 2006, has been audited by independent registered public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 2006, File No. 0-11003.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	June 1, 2007	June 2, 2006	June 1, 2007	June 2, 2006
Revenue	$6,247,080	$6,607,740	$15,801,222	$16,171,931
Operating costs and expenses
Cost of products sold	3,975,135	4,197,714	10,402,187	10,608,076
Selling, general and administrative	1,274,377	1,496,556	3,910,969	4,890,172
Research and development	707,445	734,078	2,301,613	2,218,518
Operating costs and expenses	5,956,957	6,428,348	16,614,769	17,716,766
Operating income (loss)	290,123	179,392	(813,547)	(1,544,835)
Interest expense	(39,923)	(42,942)	(90,448)	(68,273)
Interest income	502	1,326	9,473	6,751
Earnings (loss) before income taxes	250,702	137,776	(894,522)	(1,606,357)
Income tax benefit	-	-	-	-
Net earnings (loss )	$250,702	$137,776	$(894,522)	$(1,606,357)
Net earnings (loss) per share:
Basic	$0.02	$0.01	$(0.07)	$(0.13)
Diluted	$0.02	$0.01	$(0.07)	$(0.13)
Shares used in per share calculation
Basic	12,647,051	12,579,051	12,602,992	12,579,051
Diluted	12,691,220	12,765,925	12,602,992	12,579,051

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 1, 2007	September 1, 2006
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$18,566	$958,784
Accounts receivable, net	4,293,489	1,780,121
Inventories, net	4,198,200	3,858,027
Other	128,585	233,127
Total current assets	8,638,840	6,830,059
Property and equipment, net	1,788,998	2,288,148
Capitalized software costs, net	1,243,180	1,229,790
Other assets	619,534	779,968
Land held for sale	353,712	-
	$12,644,264	$11,127,965
Liabilities and Shareholders’ Equity

Current liabilities
Bank line of credit	$2,041,563	$-
Accounts payable	1,934,231	1,526,309
Accrued expenses	3,362,791	3,262,448
Customer deposits	1,051,011	1,264,805
Total current liabilities	8,389,596	6,053,562
Commitments and contingencies
Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 12,647,051 and 12,579,051 shares respectively, issued and outstanding	126,471	125,791
Additional paid-in capital	19,999,022	19,924,915
Deficit	(15,870,825)	(14,976,303)
Total shareholders’ equity	4,254,668	5,074,403
	$12,644,264	$11,127,965

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Deficit
	Shares	Amount
Balance at September 2, 2005	12,579,051	$125,791	$19,892,482	$(12,093,308)
Share-based compensation	-	-	29,933	-
Net loss for the nine months	-	-	-	(1,606,357)
BALANCE at June 2, 2006	12,579,051	$125,791	$19,922,415	$(13,699,665)
Balance at September 1, 2006	12,579,051	$125,791	$19,924,915	$(14,976,303)
Share-based compensation	-	-	17,667	-
Common stock issued through stock options	68,000	680	56,440	-
Net loss for the nine months	-	-	-	(894,522)
BALANCE at June 1, 2007	12,647,051	$126,471	$19,999,022	$(15,870,825)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended
	June 1, 2007	June 2, 2006
Cash flows from operating activities
Net loss	$(894,522)	$(1,606,357)
Adjustments to reconcile net loss to cash used for operating activities
Depreciation and amortization	1,772,258	2,028,829
Share-based compensation expense	17,667	29,933
Provision for bad debts	(50,000)	(35,000)
Provision for inventory reserves	250,000	175,000
Provision for warranty reserves	150,000	110,000
Changes in assets and liabilities
Accounts receivable	(2,463,368)	(2,065,878)
Inventories	(590,173)	(591,393)
Other assets	104,542	(193,865)
Accounts payable and accrued expenses	358,265	1,816,950
Customer deposits	(213,794)	185,969
Net cash used for operating activities	(1,559,125)	(145,812)
Cash flows from investment activities
Property and equipment expenditures	(169,470)	(179,539)
Capitalized software additions	(1,157,567)	(1,099,448)
License agreement, patent, and trademark expenditures	(152,739)	(59,007)
Net cash used for investing activities	(1,479,776)	(1,337,994)
Cash flows from financing activities
Net borrowings under revolving line of credit	2,041,563	423,453
Proceeds from stock options exercised	57,120	-
Net cash provided by financing activities	2,098,683	423,453
Decrease in cash and cash equivalents	(940,218)	(1,060,353)
Cash and cash equivalents, beginning of period	958,784	1,106,872
Cash and cash equivalents, end of period	$18,566	$46,519
Supplemental disclosure of cash flow information:
Cash paid during the nine months for: Interest	$90,448	$68,273

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business

We design and manufacture equipment for the receiving and transmitting of video, audio and data programming over satellite, cable, broadcast and terrestrial networks. Applications for our equipment include cable and broadcast television, high-definition television, business television, IP data delivery, digital signage, business music, distance education, radio networks and financial information distribution.

The equipment we provide enables our customers to implement complex networks involving real time switching and control to help them achieve their business plans. Using our technologies, our customers can provide targeted programming and advertising capabilities to their clients.

We also make a complete line of signal processing equipment used by the cable television industry to provide off-air digital and high definition signals to its subscribers. This equipment receives the signals from local terrestrial broadcasters and processes them in ways that make these signals compatible with existing cable plant infrastructure in wide use today.

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

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue. At June 1, 2007, deferred extended service maintenance revenues were $416,000 and deferred revenues related to future performance obligations were $408,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2007 and into fiscal 2008.

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by the buyer, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three and nine months ended June 1, 2007, revenues in the amount of $2,967,000 and $3,006,000, respectively, were appropriately recorded prior to delivery as bill and hold transactions in accordance with the provisions of SAB 104. At June 1, 2007, accounts receivable for these revenues amounted to $2,029,000.

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

Embedded in our products is internally developed software of varying applications. We evaluate our products to assess whether software is more than incidental to a product. When we conclude that software is more than incidental to a product, we account for the product as a software product. Revenue on software products and software-related elements is recognized in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions.” Significant judgment may be required in determining whether a product is a software or hardware product.

In accordance with EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” we include in revenues all shipping and handling billings to customers, and freight costs incurred for product shipments are included in cost of products sold.

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

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS 123R effective beginning September 3, 2005 using the Modified Prospective Application Method. Under this method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. For the three and nine months ended June 1, 2007, stock-based compensation expense included in selling, general and administrative expenses amounted to $0 and $17,700, respectively, compared to $3,000 and $30,000, respectively, for the same periods ended June 2, 2006. The weighted average fair value of options granted during the nine months ended June 1, 2007 was $0.90 with an aggregate total value of $16,000. The weighted average fair value of options granted during the nine months ended June 2, 2006 was $1.07 with an aggregate total value of $34,000. As of June 1, 2007, no compensation costs related to non-vested stock options remain to be recognized.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	June 1, 2007	June 2, 2006	June 1, 2007	June 2, 2006
Risk free interest rate	-	-	4.70%	4.41%
Expected term	-	-	10.0 years	5.6 years
Volatility	-	-	90%	90%
Expected annual dividends	-	-	none	none

The following table summarizes stock option transactions for the nine months ended June 1, 2007:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at September 1, 2006	1,282,531	$.63 - 2.72	$1.56
Granted	18,000	1.03	1.03
Exercised	(68,000)	.84	.84
Forfeited or cancelled	(220,000)	.84 - 2.39	2.31
Outstanding at June 1, 2007	1,012,531	$.63 - 2.72	$1.51
Available for issue at June 1, 2007	743,669	-	-
Options exercisable at June 1, 2007	1,012,531	$.63 - 2.72	$1.51
September 1, 2006	1,272,531	$.63 - 2.72	$1.56

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

Bank Overdrafts

Bank overdrafts consist of outstanding checks that have not cleared our bank. Overdrafts are offset against cash balances to the extent that cash balances are available in the account on which the checks are issued. Remaining balances of overdrafts are included in our accounts payable balances. At June 1, 2007, outstanding checks in the amounts of $429,000 were included in accounts payable balances.

Note 3 Accounts Receivable

Accounts receivable are summarized as follows:

	June 1, 2007	September 1, 2006
	(Unaudited)
Accounts receivable – trade	$4,468,837	$2,004,625
Other receivables	75,969	76,508
	4,544,806	2,081,133
Less allowance for doubtful accounts	(251,317)	(301,012)
	$4,293,489	$1,780,121

Note 4 Inventories

Inventories are summarized as follows:

	June 1, 2007	September 1, 2006
	(Unaudited)
Raw material	$3,821,281	$3,834,953
Work-in-process	864,481	887,142
Finished goods	3,604,751	2,978,245
	8,290,513	7,700,340
Less inventory reserves	(4,092,313)	(3,842,313)
	$4,198,200	$3,858,027

During the first nine months of fiscal 2007, inventory reserves were increased by provisions of $250,000. Our inventory reserve of approximately $4,092,000 at June 1, 2007 is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that is reasonably possible should our sales efforts not be successful.

Note 5 Land held for sale

During the third quarter of fiscal 2007, the Company authorized and approved listing for sale the 4.4 acres of undeveloped land located adjacent to its headquarters facility in Duluth (Johns Creek), Georgia. The Company evaluated the criteria of Statement of Financial Standards (SFAS) No. 144 (as amended), “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) and concluded that these assets qualified as assets held for sale.  In accordance with SFAS No. 144, the land was reclassified to land held for sale at its historic carrying value of $353,712 (lower of carrying amount or fair value less costs to sell) in the consolidated balance sheet as of June 1, 2007. The land was acquired in August 1989 and no impairment charges were recorded related to the reclassification.

Note 6 Other Assets

Other assets consisted of the following:

	June 1, 2007 (unaudited)
	Cost	Accumulated Amortization	Net
License agreements	$908,800	$(819,242)	$89,558
Patent applications	464,373	(10,739)	453,634
Trademarks	89,736	(23,408)	66,328
Loan facility fees	37,500	(34,375)	3,125
Other	6,889	-	6,889
	$1,507,298	$(887,764)	$619,534

	September 1, 2006
	Cost	Accumulated Amortization	Net
License agreements	$798,800	$(550,037)	$248,763
Patent applications	421,633	(2,252)	419,381
Trademarks	89,736	(16,051)	73,685
Loan facility fees	37,500	(6,250)	31,250
Other	6,889	-	6,889
	$1,354,558	$(574,590)	$779,968

Amortization expense of other assets for the three and nine months ended June 1, 2007, amounted to $190,000 and $313,000, respectively. Amortization expense for the three and nine months ended June 1, 2007 included $111,000 related to write-offs of remaining net balances of certain license agreements due to termination of the agreements. Amortization expense of other assets for the three and nine months ended June 2, 2006, amounted to $138,000 and $227,000, respectively. Amortization expense for the three and nine months ended June 2, 2006 included $85,000 related to write-offs of remaining net balances of certain license agreements due to termination of the agreements.

We conduct an ongoing review of our intellectual property rights and potential trademarks. As of June 1, 2007, we have cumulatively incurred $334,000 of legal fees related to the filing of applications for various patents not yet approved and $36,000 related to the filing of trademarks. Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life of the patents and trademarks or their estimated useful lives. If it becomes more likely than not that a patent application will not be granted, we will write-off the deferred cost at that time. At June 1, 2007, the cost of registered patents and trademarks amounted to $131,000 and $54,000, respectively. License agreements are amortized over their estimated useful life of one to five years. Loan facility fees are amortized over 12 months.

Note 7 Liquidity

At June 1, 2007, our primary source of liquidity was a $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. At June 1, 2007, we had line of credit borrowings outstanding of $2,042,000. At June 1, 2007, approximately $1,408,000, net of outstanding letters of credit in the amount of $659,000, was available to borrow under the advance formulas. Cash and cash equivalents decreased $940,000 during the first nine months of fiscal 2007.

During the first nine months of fiscal 2007, operating activities used $1,559,000 of cash. Net losses adjusted for noncash expenses provided $1,245,000 of cash, while changes in accounts receivable and customer deposit balances used $2,677,000 of cash. Changes in inventories, accounts payable and accrued expenses, and other assets used $127,000 of cash. Cash used by investing activities was $169,000 for property and equipment expenditures, $1,158,000 for capitalized software additions and $153,000 for legal fees related to the filing of applications for various patents and trademarks. Financing activities provided $2,042,000 of cash from the net line-of-credit borrowings and $57,000 of cash from exercised stock options.

Subsequent to June 1, 2007, WCI’s bank loan facility was renewed effective July 1, 2007. The renewed facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on September 30, 2008, or upon demand and requires an annual facility fee of 2.00% (previously .75%) of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (8.25% at June 1, 2007). The bank retained the right to adjust the interest rate, subject to the financial performance of the Company.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in process kit inventories; 40% to 50% of eligible finished goods inventories; and 50% of import letter of credit commitment balances. In addition, the renewed facility provides for advances in excess of the availability formulas of up to $1,000,000 during the term of the facility. The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation. At June 1, 2007, balances outstanding on the revolving line of credit amounted to $2,042,000. No borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers, which at June 1, 2007 amounted to $659,000. At June 1, 2007, approximately $1,408,000, net of outstanding letters of credit, was available to borrow under the advance formulas. During the third quarter of fiscal 2007, the average daily balance outstanding was $949,000 and the highest outstanding balance was $2,476,000. We expect average outstanding borrowings to increase in the fourth quarter of fiscal 2007. We believe the renewed loan facility will be sufficient to support operations over the next 12 months.

At June 1, 2007, we had land and buildings with a cost basis of $4,457,000 (including land held for sale of $354,000). Although land and buildings are subject to a lien under the loan facility, they are not currently used in the existing loan facility’s availability advance formulas and have no mortgage balances outstanding. While no assurances may be given, we believe these assets could be used to support additional overall borrowing capacities either with our existing bank or from other sources. During the third quarter of fiscal 2007, the Company authorized and approved for sale the 4.4 acres of undeveloped land located adjacent to its headquarters facility in Duluth (Johns Creek), Georgia (see note 5). Proceeds from the sale of the land would be used to pay any balances outstanding on the revolving line of credit.

Under the loan facility, we are required at the end of the first three quarters in fiscal 2007 and fiscal 2008, to maintain either a minimum tangible net worth or a minimum borrowing availability. At each fiscal year end, commencing with fiscal year 2007, we are required to maintain a minimum tangible net worth with increased amounts at subsequent fiscal year ends. In addition, we are to retain certain key employees, maintain certain financial ratios, and are precluded from paying dividends. At June 1, 2007, we were in compliance with the covenants.

Note 8 Income Taxes

For the nine months ended, June 1, 2007 no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $322,000 in the first nine months of fiscal 2007. At June 1, 2007, net deferred tax assets of $6,070,000, were fully reserved by a valuation allowance.

At June 1, 2007, we had a federal net operating loss carryforward of approximately $10,063,000, which expires beginning fiscal 2020 through fiscal 2027. Additionally, we had an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

Note 9 Earnings Per Share (Unaudited)

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.

	Three months ended
	June 1, 2007			June 2, 2007
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net earnings	$250,702			$137,776
Basic earnings per share:
Net earnings available to common shareholders	$250,702	12,647,051	$0.02	$137,776	12,579,051	$0.01
Effect of dilutive potential common shares: Stock options	-	44,169		-	186,874
Diluted earnings per share:
Net earnings available to common shareholders	$250,702	12,691,220	$0.02	$137,776	12,765,925	$0.01

	Nine months ended
	June 1, 2007			June 2, 2006
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net loss	$(894,522)			$(1,606,357)
Basic loss per share:
Net loss available to common shareholders	$(894,522)	12,602,992	$(0.07)	$(1,606,357)	12,579,051	$(0.13)
Effect of dilutive potential common shares: Stock options	-	-		-	-
Diluted loss per share:
Net loss available to common shareholders	$(894,522)	12,602,992	$(0.07)	$(1,606,357)	12,579,051	$(0.13)

Stock options excluded from the diluted net earnings (loss) per share calculation due to their anti-dilutive effect are as follows:

	Three months ended		Nine months ended
	June 1, 2007	June 2, 2006	June 1, 2007	June 2, 2006
Common stock options: Number of shares	692,156	635,156	1,012,531	1,282,531
Exercise price	$ 1.09 to $2.72	$0.63 to $2.72	$0.63 to $2.72	$0.63 to $2.72

Note 10 Segment Information and Significant Customers (Unaudited)

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we operate within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment we have three sources of revenues as follows:

	Three months ended		Nine months ended
	June 1, 2007	June 2, 2006	June 1, 2007	June 2, 2006
Product Line
Direct Broadcast Satellite	$6,037,788	$6,418,802	$15,250,041	$15,618,256
Analog and Custom Products	63,204	74,641	125,789	121,723
Service	146,088	114,297	425,392	431,952
	$6,247,080	$6,607,740	$15,801,222	$16,171,931

Revenues by geographic area are as follows:

	Three months ended		Nine months ended
	June 1, 2007	June 2, 2006	June 1, 2007	June 2, 2006
Geographic Area
United States	$4,022,462	$4,221,327	$12,377,705	$13,305,349
Latin America	1,738,505	12,874	1,780,675	100,950
Canada	9,310	55,703	113,642	136,821
Europe	476,431	2,301,734	1,516,433	2,605,968
Other	372	16,102	12,767	22,843
	$6,247,080	$6,607,740	$15,801,222	$16,171,931

All of our long-lived assets are located in the United States. Customers representing 10% or more of the respective periods’ revenues are as follows:

	Three months ended		Nine months ended
	June 1, 2007	June 2, 2006	June 1, 2007	June 2, 2006
Customer 1	26.4%	(a)	10.4%	(a)
Customer 2	21.3%	(a)	19.4%	(a)
Customer 3	(a)	26.3%	(a)	22.4%
Customer 4	(a)	24.2%	(a)	10.3%

(a) Revenues for the period were less than 10% of total revenues.

Note 11 Commitments

We have two manufacturing and purchasing agreements for certain finished goods inventories. At June 1, 2007, outstanding purchase commitments under these agreements amounted to $3,354,000. Pursuant to the above agreements, at June 1, 2007, we had outstanding letters of credit in the amount of $659,000.

Note 12 Guarantees and Warranty Liability

Warranty
We warrant our products for a 12 to 14 month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. We expense costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty provisions which remained outstanding at June 1, 2007, amounted to $380,000. For the nine months ended June 1, 2007, accrued warranty provisions were increased by $150,000 for additional estimated warranty claims and were reduced by $105,000 for satisfied claims. Warranty expense recognized during the nine months ended June 1, 2007, amounted to $150,000.

Letters of Credit
We provide standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements. At June 1, 2007, outstanding letters of credit amounted to $659,000.

Financing Agreements
The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At June 1, 2007, balances outstanding on the loan facility were $2,042,000.

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

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements are subject to the safe harbors created thereby.  Forward-looking statements may be identified by words such as "believes," "expects," "projects," "plans," "anticipates," and similar expressions, and include, for example, statements relating to expectations regarding  future sales, income and cash flows. Forward-looking statements are based upon the Company’s current expectations and assumptions, which are subject to a number of risks and uncertainties including, but not limited to:  customer acceptance and effectiveness of recently introduced products; development of additional business for the Company’s digital video and audio transmission product lines; effectiveness of the sales organization; the successful development and introduction of new products in the future; delays in the conversion by private and broadcast networks to next generation digital broadcast equipment; acceptance by various networks of standards for digital broadcasting; the Company’s liquidity position and capital resources; general market conditions which may not improve during fiscal year 2007 and beyond; and success of the Company’s research and development efforts aimed at developing new products. Additional potential risks and uncertainties include, but are not limited to: economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, intellectual property disputes, performance issues with key suppliers and subcontractors, delays in product development and testing, availability of raw materials, new and existing well-capitalized competitors, and other uncertainties detailed from time to time in the Company’s periodic Securities and Exchange Commission filings, including the Company’s most recent Form 10-K. Such forward-looking statements are subject to risks, uncertainties and other factors and are subject to change at any time, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake any obligation to update any forward-looking statements.

OVERVIEW

We design and manufacture satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI is a leading provider of digital solutions for video, audio and IP data networks, primarily via satellite delivery. Applications include broadcast and cable television, business television, IP data delivery, digital signage, distance education, business music and radio networks. COMPEL®, our patented network control system, provides network flexibility to regionalize programming, commercials and file transfers.

We are continuing to invest in new technologies utilizing MPEG-4/H.264 video compression and DVB-S2 satellite modulation combined. MPEG-4/H.264 compression and DVB-S2 modulation reduce bandwidth utilization by about half, which allows present networks to cut recurring costs by up to 50% and allows the creation of new networks that were not possible with previous technologies. Alternately, our customers will be able to upgrade their video to high definition and increase its quality significantly while maintaining similar bandwidth utilization to their current MPEG-2 standard definition offering. The SMD515 IPTV settop and the Unity® 550-2 Enterprise Media Receiver are our first products with MPEG-4/H.264 technology, and we continue to explore other potential applications for the technology. The Unity® 550-2 Enterprise Media Receiver was exhibited in June at the 2008 Cable Tec Expo and is currently scheduled for deliveries in the first quarter of fiscal 2008. We expect the development of products utilizing MPEG-4/H.264 technology to continue throughout the remainder of fiscal year 2007 and into fiscal 2008. We believe that market demand for MPEG-4 technology is very strong. However, the conversion of new business opportunities into firm orders depends on the availability of next generation products with MPEG-4 and DVB-S2 technologies. We are extremely focused on completion of these products.

With our technology leadership in MPEG-4 IPTV Set Top Boxes, DVB-S2 satellite networks and digital media distribution, we believe we are well positioned to capitalize on future industry trends. As we work to realize this potential, our Board of Directors has determined that we should examine potential means for further strengthening our strategic position and maximizing value for our shareholders. During the second quarter of fiscal 2007, the Board of Directors formed a committee of independent directors to explore strategic and financial alternatives to enhance shareholder value. We retained Near Earth LLC as our exclusive financial advisor in this evaluation process. These strategic alternatives may include: (i) technology licensing agreements, (ii) product development and marketing arrangements, joint ventures or strategic partnerships, (iii) strategic acquisitions, mergers or other business combinations, or (iv) the merger or sale of all or part of the Company. We are also evaluating various financing alternatives to unlock the market value of our headquarters and associated real estate to support our capital needs. There can be no assurance that the exploration of strategic alternatives will result in any specific transaction. We do not expect to disclose further developments regarding the process until the completion of the strategic alternatives review and a decision by the Board of Directors regarding a transaction or course of action.

During the third quarter of fiscal 2007, we booked approximately $4.6 million in new orders, including a $3.2 million contract from SSL (Satellite Store Link), to launch a digital signage network in Mexico. The contract includes iPump® Media Servers, IP-based peripheral decoders and COMPEL® network control system to distribute and display information and advertisements dynamically to bank customers and employees in an initial application of 1,200 locations throughout Mexico. The system allows SSL to provide cost effective national coverage while offering many opportunities to regionalize video, data and audio services. Approximately $1.6 million of the SSL order was included in third quarter fiscal 2007 revenues and approximately $1.6 million is expected to be included in fourth quarter fiscal 2007 revenues.

Subsequent to June 1, 2007, we received an order for Unity® 4600 satellite receivers for use by the Big Ten Network (BTN) in a new cable network being distributed by Fox Cable Networks. BTN, a national cable and satellite programming service dedicated to covering both the athletic and academic content of the Big Ten Conference, is scheduled to begin programming in August 2007, with most programs being offered in HDTV (high-definition television).

Financial Position and Liquidity

At June 1, 2007, we had line of credit borrowings outstanding of $2,042,000. Our $5,000,000 bank loan facility is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. Subsequent to June 1, 2007, WCI’s bank loan facility was renewed effective July 1, 2007. The renewed loan facility matures on September 30, 2008, or upon demand. At June 1, 2007, approximately $1,408,000, net of outstanding letters of credit in the amount of $659,000, remained available to borrow under the advance formulas.

During the first nine months of fiscal 2007, our cash balances decreased by $940,000 and line of credit net borrowings increased to the outstanding balance of $2,042,000. These funds were used to fund operating activities of $1,559,000 and investing activities consisting of capitalized software additions of $1,158,000, equipment additions of $169,000 and $153,000 for license agreements and legal fees related to the filing of applications for various patents and trademarks.

(See the Liquidity and Capital Resources section for further discussion.)

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 1, 2007 COMPARED TO THREE AND NINE MONTHS ENDED JUNE 2, 2006

The following table sets forth, for the periods indicated, the components of the results of operations as a percentage of sales:

	Three months ended		Nine months ended
	June 1, 2007	June 2, 2006	June 1, 2007	June 2, 2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of products sold	63.6	63.5	65.8	65.6
Gross margin	36.4	36.5	34.2	34.4
Selling, general, and administrative	20.4	22.6	24.8	30.2
Research & development	11.3	11.1	14.6	13.7
Operating income (loss)	4.6	2.7	(5.1)	(9.6)
Interest expense	(0.6)	(0.6)	(0.5)	(0.4)
Interest income	-	-	-	0.4
Earnings (loss) before income taxes	4.0	2.1	(5.7)	(9.9)
Income tax benefit	-	-	-	-
Net earnings (loss)	4.0%	2.1%	(5.7)%	(9.9)%

The operating results for the three and nine month periods ended June 1, 2007, were net earnings of $251,000 or $.02 per share and a net loss of $(895,000) or $(.07) per share, respectively, compared to net earnings of $138,000 or $.01 per share and a net loss of $(1,606,000) or $(.13) per share for the same periods ended June 2, 2006.

Revenues - Revenues for the three months ended June 1, 2007 decreased $361,000 or 5.5% to $6,247,000 from $6,608,000 for the three months ended June 2, 2006. Revenues for the nine months ended June 1, 2007 decreased $371,000 or 2.3% to $15,801,000 from $16,172,000 for the nine months ended June 2, 2006.

Direct Broadcast Satellite (DBS) revenues (including service revenues) decreased $349,000 or 5.3% in the third quarter of fiscal 2007 to $6,184,000 from $6,533,000 in the same period of fiscal 2006. For the nine months ended June 1, 2007, DBS revenues decreased $375,000 or 2.3% to $15,675,000 from $16,050,000 for the nine months ended June 2, 2006. Fiscal 2007 three and nine month revenues included approximately $1,649,000 from the third quarter booking of the new SSL order. The decrease in fiscal 2007 three and nine month revenues compared to the same periods in fiscal 2006 reflects the timing of shippable bookings and resulting revenues from significant customer orders which may fluctuate from quarter to quarter.

For the three months ended June 1, 2007, two customers accounted for 21.3% and 26.4% of revenues, respectively. For the nine months ended June 1, 2007, these same customers accounted for 19.4% and 10.4% of revenues, respectively. For the three months ended June 2, 2006, two other customers accounted for 26.3% and 24.3% of revenues, respectively, and for the nine months ended June 2, 2006, they accounted for 22.4% and 10.3% of revenues, respectively. Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2007 and beyond.

Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within 18 months. WCI’s backlog was approximately $7.7 million at June 1, 2007, compared to $10.7 million at September 1, 2006, and $12.1 million at June 2, 2006. Three customers accounted for 38.4%, 19.9% and 12.3%, respectively, of the backlog at June 1, 2007. The total multi-year backlog at June 1, 2007, was approximately $15.3 million compared to $19.4 million at September 1, 2006 and $21.3 million at June 2, 2006.

Gross Profit Margins - The Company's gross profit margin percentages were 36.4% and 34.2% for the three and nine months ended June 1, 2007, compared to 36.5% and 34.4% for the same periods ended June 2, 2006. Gross profit margin dollars decreased $138,000 or 5.7% and $165,000 or 3.0% for the three and nine month periods ended June 1, 2007, from the same periods ended June 2, 2006. The decreases in margin dollars were due to the lower revenues for the periods. Profit margins in the three and nine month periods of fiscal 2007 included capitalized software amortization expenses of $373,000 and $1,144,000, respectively, compared to $551,000 and $1,449,000 for the same periods of fiscal 2006. In addition, profit margins in the three and nine month periods of fiscal 2007 included inventory reserve charges of $175,000 and $250,000 compared to $75,000 and $175,000 for the same periods of fiscal 2006. Warranty provisions were $50,000 and $150,000 in the three and nine month periods of fiscal 2007 compared to $50,000 and $110,000, respectively, for the same periods of fiscal 2006.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses decreased $223,000 or 14.8% to $1,274,000 for the three months ended June 1, 2007, from $1,497,000 for the same period of fiscal 2006. For the nine months ended June 1, 2007, SG&A expenses decreased $979,000 or 20.0% to $3,911,000 from $4,890,000 for the same period of fiscal 2006. Corporate SG&A expenses decreased $62,000, or 19.2%, and $439,000, or 34.6%, in the third quarter and first nine months of fiscal 2007, respectively, compared to the same periods in fiscal 2006, mainly due to a reduction in professional fees. WCI’s SG&A expenses decreased $160,000, or 13.7%, and $540,000, or 14.9%, for the three and nine months ended June 1, 2007, compared to the same periods in fiscal 2006. The decrease in WCI’s SG&A expenses for the three months ended June 1, 2007 was mainly due to decreases in salaries and related payroll costs of $102,000, due to lower headcount, and marketing expenses of $38,000. The decrease in WCI’s SG&A expenses for the nine months ended June 1, 2007 included decreases in professional fees of $102,000, salaries and related payroll costs of $163,000, due to lower headcount, and marketing expenses of $170,000. SG&A expenses included $0 and $17,700 of noncash share-based compensation expense in the three and nine months ended June 1, 2007 compared to $3,000 and $30,000 in the same periods of fiscal 2006. As a percentage of revenues, SG&A expenses were 20.4% and 24.8% for the three and nine month periods ended June 1, 2007, respectively, compared to 22.6% and 30.2% for the same periods of fiscal 2006.

Research and Development - Research and development (R&D) expenditures, including capitalized software development costs, were $1,090,000 or 17.4% of revenues, and $3,459,000 or 21.9% of revenues, for the three and nine month periods ended June 1, 2007, compared to $1,066,000 or 16.1% of revenues, and $3,318,000 or 20.5% of revenues, for the same periods of fiscal 2006. The increases in expenditures in the three and nine months ended June 1, 2007, were mainly due to increased salaries related to increases in compensation and headcount and increased recruiting costs related to new hires, which were offset by reductions in consulting and prototype parts costs. Capitalized software development costs amounted to $383,000 and $1,158,000 for the third quarter and first nine months of fiscal 2007 compared to $332,000 and $1,099,000 for the same periods of fiscal 2006. The increases in capitalized software costs in the three and nine months of fiscal 2007 were due to increased expenditures related to MPEG-4/H.264 products. Research and development expenses, excluding capitalized software expenditures, were $707,000 or 11.3% of revenues, and $2,302,000 or 14.6% of revenues, for the three and nine months ended June 1, 2007, respectively, compared to $734,000 or 11.1% of revenues, and $2,219,000 or 13.7% of revenues, for the same periods of fiscal 2006. The decrease in R&D expenses for the three months ended June 1, 2007, was mainly due to the increase in capitalized software costs for the period. The increase in R&D expenses for the nine months ended June 1, 2007, was mainly due to the increases in expenditures discussed above.

Interest Expense - Interest expense decreased $3,000 to $40,000 for the three months ended June 1, 2007, from $43,000 for the three months ended June 2, 2006. For the nine months ended June 1, 2007, interest expense increased $22,000 to $90,000 from $68,000 for the same period in fiscal 2006. The increase for the nine months in fiscal 2007 was primarily due to an increase in average line-of-credit borrowings.

Interest Income - Interest income was $500 and $9,000 for the three and nine month periods ended June 1, 2007, compared to $1,000 and $7,000 for the same periods ended June 2, 2006. The decreases for the three and nine months ended June 1, 2007 were mainly due to lower average balances of cash and cash equivalents.

Income Tax Expenses - For the nine months ended June 1, 2007, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $322,000 in the first nine months of fiscal 2007. At June 1, 2007, net deferred tax assets of $6,070,000 were fully reserved by a valuation allowance. At June 1, 2007, we had a federal net operating loss carryforward of approximately $10,063,000, which expires beginning fiscal 2020 through fiscal 2027. Additionally, we had an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgements. These policies are as follows:

Revenue Recognition - Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue. At June 1, 2007, deferred extended service maintenance revenues were $416,000 and deferred revenues related to future performance obligations were $408,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2007 and into fiscal 2008. We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three and nine months ended June 1, 2007, revenues in the amount of $2,967,000 and $3,006,000, respectively, were appropriately recorded prior to delivery as bill and hold transactions in accordance with the provisions of SAB 104. At June 1, 2007, accounts receivable for these revenues amounted to $2,029,000

These policies require management, at the time of the transaction, to assess whether the amounts due are fixed or determinable, collection is reasonably assured, and if future performance obligations exist. These assessments are based on the terms of the agreement with the customer, past history and credit worthiness of the customer. If management determines that collection is not reasonably assured or future performance obligations exist, revenue recognition is deferred until these conditions are satisfied.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At June 1, 2007, inventories, net of reserve provisions, amounted to $4,198,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At June 1, 2007, capitalized software costs, net of accumulated amortization, amounted to $1,243,000.

Deferred Tax Asset Valuation Allowance - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. At June 1, 2007, deferred tax assets in the amount of $6,070,000 were fully reserved by a valuation allowance. For the nine months ended June 1, 2007, the valuation allowance was increased by $322,000.

Accounts Receivable Valuation - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. At June 1, 2007, accounts receivable, net of allowances for doubtful accounts, amounted to $4,293,000.

LIQUIDITY AND CAPITAL RESOURCES
NINE MONTHS ENDED JUNE 1, 2007

At June 1, 2007, our primary source of liquidity was a $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. At June 1, 2007, we had line of credit borrowings outstanding of $2,042,000. At June 1, 2007, approximately $1,408,000, net of outstanding letters of credit in the amount of $659,000, was available to borrow under the advance formulas. Cash and cash equivalents decreased $940,000 during the first nine months of fiscal 2007.

During the first nine months of fiscal 2007, operating activities used $1,559,000 of cash. Net losses adjusted for noncash expenses provided $1,245,000 of cash, while changes in accounts receivable and customer deposit balances used $2,677,000 of cash. Changes in inventories, accounts payable and accrued expenses, and other assets used $127,000 of cash. Cash used by investing activities was $169,000 for property and equipment expenditures, $1,158,000 for capitalized software additions and $153,000 for legal fees related to the filing of applications for various patents and trademarks. Financing activities provided $2,042,000 of cash from the net line-of-credit borrowings and $57,000 of cash from exercised stock options.

Subsequent to June 1, 2007, WCI’s bank loan facility was renewed effective July 1, 2007. The renewed facility provides a maximum available credit limit of $5,000,000 with sublimits as defined. The loan facility matures on September 30, 2008, or upon demand and requires an annual facility fee of 2.00% (previously .75%) of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (8.25% at June 1, 2007). The bank retained the right to adjust the interest rate, subject to the financial performance of the Company.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. In addition, the renewed facility provides for advances in excess of the availability formulas of up to $1,000,000 during the term of the facility. The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation. At June 1, 2007, balances outstanding on the revolving line of credit amounted to $2,042,000. No borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers, which at June 1, 2007, amounted to $659,000.

At June 1, 2007, approximately $1,408,000, net of outstanding letters of credit, was available to borrow under the advance formulas. During third quarter of fiscal 2007, the average daily balance outstanding was $949,000 and the highest outstanding balance was $2,476,000. We expect average outstanding borrowings to increase in the fourth quarter of fiscal 2007. We believe the loan facility will be sufficient to support operations over the next 12 months.

At June 1, 2007, we had land and buildings with a cost basis of $4,457,000 (including land held for sale of $354,000). Although land and buildings are subject to a lien under the loan facility, they are not currently used in the existing loan facility’s availability advance formulas and have no mortgage balances outstanding. While no assurances may be given, we believe these assets could be used to support additional overall borrowing capacities either with our existing bank or from other sources. During the third quarter of fiscal 2007, the Company authorized and approved listing for sale the 4.4 acres of undeveloped land located adjacent to its headquarters facility in Duluth (Johns Creek), Georgia (see note 5 to the consolidated financial statements). Proceeds from the sale of the land would be used to pay any balances outstanding on the revolving line of credit.

Under the loan facility, we are required at the end of the first three quarters in fiscal 2007 and fiscal 2008, to maintain either a minimum tangible net worth or a minimum borrowing availability. At each fiscal year end, commencing with fiscal year 2007, we are required to maintain a minimum tangible net worth with increased amounts at subsequent fiscal year ends. In addition, we are to retain certain key employees, maintain certain financial ratios, and are precluded from paying dividends. At June 1, 2007, we were in compliance with the covenants.

We have two manufacturing and purchasing agreements for certain finished goods inventories. At June 1, 2007, outstanding purchase commitments under these agreements amounted to $3,354,000. Pursuant to the above agreements, at June 1, 2007, we had outstanding letters of credit in the amount of $659,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of our long-term contractual obligations as of June 1, 2007 consisted of:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2007	Fiscal 2008-2009	Fiscal 2010-2011
Operating leases	$152,000	$46,000	$102,000	$4,000
Purchase commitments	3,354,000	1,364,000	1,990,000	-
Total	$3,506,000	$1,410,000	$2,092,000	$4,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank’s prime rate. At June 1, 2007, line of credit outstanding borrowings amounted to $2,042,000.

We do not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (June 1, 2007). Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 1, 2006, a complaint was filed by Rembrandt Technologies, LP (Rembrandt) against Charter Communications, Inc. (Charter), Cox Communications Inc. (Cox), CSC Holdings, Inc. (CSC) and Cablevisions Systems Corp. (Cablevision) in the United States District Court for the Eastern District of Texas alleging patent infringement. The complaint alleges that products and services sold by Charter infringe certain Rembrandt patents related to cable modem, voice-over internet, and video technology and applications. The case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against Charter and then elects to pursue other cable operators that use the allegedly infringing products. Wegener has not been named a party in the suit. However, during the second quarter of fiscal 2007, Charter requested us to defend and indemnify Charter to the extent that the Rembrandt allegations are premised upon Charter’s use of products that we have sold to Charter. To date, we have not agreed to Charter’s request. Trial date of this matter is not known at this time. At this point, the outcome is uncertain and we are presently unable to assess the impact, if any, of this litigation on Wegener.

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

On September 16, 2005, a complaint substantially similar to the foregoing was filed by Rembrandt against Comcast Corporation (Comcast) in the United States District Court for the Eastern District of Texas. Wegener has not been named a party in the suit, but we received a subpoena for documents and a deposition related to the products we sold to Comcast. We are complying with the subpoena.

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

4.1
Loan and Security Agreement - Ninth Amendment dated June 28, 2007, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $5,000,000 combined revolving credit note and term note.

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

WEGENER CORPORATION
(Registrant)

Date: July 16, 2007	By:	/s/ Robert A. Placek
Robert A. Placek Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: July 16, 2007	By:	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr. Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)