Form 10-K
period 2007-08-31
WEGENER CORP
filed 2007-11-29
CIK 715073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file No. 0-11003

WEGENER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81–0371341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11350 Technology Circle, Duluth, Georgia	30097-1502
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 623-0096

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large Accelerated Filer   ☐    Accelerated Filer  ☐    Non-Accelerated Filer.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 2, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock held by non-affiliates was $10,624,199 based on the last sale price of the Common Stock as quoted on the NASDAQ Stock Market on such date. (The officers and directors of the registrant, and owners of over 10% of the registrant’s common stock, are considered affiliates for purposes of this calculation.)

As of November 1, 2007, 12,647,051 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement pertaining to the 2008 Annual Meeting of Stockholders, only to the extent expressly so stated herein, are incorporated herein by reference into Part III.

WEGENER CORPORATION

FORM 10-K

YEAR ENDED AUGUST 31, 2007

PART I

ITEM 1.	BUSINESS

Wegener™ Corporation, the Registrant, together with its subsidiaries, is referred to herein as “we,” “our,” “us,” the “Company” or “Wegener.”

Wegener Corporation was formed in 1977 and is a Delaware corporation. We conduct our continuing business through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI was formed in April 1978 and is a Georgia corporation. WCI is a leading provider of digital solutions for video, audio and Internet Protocol (IP) data networks. Applications include IP data delivery, broadcast television, cable television, radio networks, business television, distance education, business music and financial information distribution. COMPEL®, our network control system, provides network flexibility to regionalize programming, commercials and file transfers.

Segment Information

Segment information contained in Note 13 to the consolidated financial statements contained in this report is incorporated herein by reference in response to this item.

MARKETS AND INDUSTRY OVERVIEW

The primary markets we serve are business and private networks, cable and telecom headends, broadcast television and program originators and broadcast radio.

Business/Private Networks

Business networks consist of corporations and enterprises distributing video, audio and/or data among their sites. Private networks consist of networks that target video, audio and/or data to a select group of subscribers or viewers. Our equipment is currently used for a large percentage of the horse racing video distribution in the United States and Sweden and we are continuing to expand that market. We also have a strong presence in faith-based networks. In fiscal 2007, we added a new private network customer, SSL (Satellite Store Link). SSL will provide a digital signage network to distribute and display information and advertisements dynamically to bank customers and employees in an initial application of 1,200 locations throughout Mexico. Other business and private network customers include Muzak LLC, Roberts Communications, Inc., The Church of Jesus Christ of Latter-Day Saints and Swedish companies ATG and TERACOM. In addition, we work through third-party integrators, such as Ascent Media and Globecomm, to reach this market.

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

Cable and Telecom Headends

Cable headends consists of cable distribution companies, such as cable multiple system operators (MSOs) and other headends. We have a multiyear agreement with Mega Hertz for exclusive distribution of several of our products into cable headends in the United States.

Telecom headends are telephony companies now offering video services to consumers. They are launching video service offerings to compete with cable and satellite DTH (direct-to-home) companies, due to a decline in telephone subscribers. The additional offerings have proven to reduce subscriber churn when subscribers receive multiple service offerings from one company.

Due to the February 2009 Federal Communications Commission (FCC) mandate to turn off analog broadcasts, cable and telecom headends require methods to receive the local broadcasts for integration into their headends. This integration will allow their customers to continue receiving their local broadcasts on their analog televisions.

Broadcast Television and Program Originators

Broadcast television consists of (1) broadcast networks: companies that broadcast television signals over satellite to local affiliate stations; and (2) broadcast stations: local stations that broadcast typically free-to-air television signals to local viewers. Program originators consist of programmers that provide video programming to cable, DTH satellite and telecom companies for distribution to consumers. Broadcast television and programmer customers include Big Ten Network (BTN), FOX Cable, Fox Broadcast, HDNet, and ION Media.

Broadcasters continue to launch local digital broadcast stations. Many are opting to provide high definition (HD) content only during primetime hours from their main satellite feed and multi-channel standard definition services during the day. Broadcast networks continue to see their viewership eroded by program originators and are beginning to launch secondary channels to generate additional revenue. Additionally, they have a mandate from the FCC to cease transmission of their analog broadcasts by February 2009.

Program providers continue to distribute their programming over satellite to cable, DTH satellite, and telecom companies. In addition, they are starting to offer programming through other means such as the internet and mobile phones. Program providers continue to launch new services to compete for advertising dollars and are offering increasing numbers of HD services, as well as distributing video-on-demand content. They are concerned about the effect that personal video recorders could potentially have on their advertising revenue as well as the security of their high value content being stored in consumers’ homes in a digital and potentially easy to copy format.

With the drop in costs, more HD televisions are being purchased by consumers. This is increasing pressure on cable, satellite and telecom networks to offer high definition content to their customers. Programming is starting to reach the tipping point and there are predictions of 100 channels of HD programming within the next couple years.

Cable, DTH satellite and telecom companies are all competing to provide consumers with television, telephone, high speed internet services and, in some cases, cell phone service. To gain and maintain subscribers, they continue to roll out high definition and video-on-demand services and personal video recording devices.

Satellite teleports are recovering from a global slowdown that affected satellite transponder use. They are increasingly looking to integrated video and data solutions for their customers. Many are expanding their distribution systems to include terrestrial delivery as well as satellite.

Broadcast Radio

Broadcast radio consists of companies that broadcast, typically free-to-air, radio signals to local listeners. Radio network customers include BBC World Service, EMF Broadcasting, Jones Radio Networks, Christian Radio Consortium, Salem Radio Network and Horizon Christian Fellowship.

Broadcast radio operators are interested in regionalizing their broadcasts to give a local feel to the programming. They also want to shift their programming for time-zones so that “drive times” are able to be addressed with particular morning and afternoon shows and advertisements, which can demand higher advertising dollars. In addition, they are coming under increasing pressure from advertisers to ensure verification and accuracy of advertisements.

PRODUCTS

Our products include: iPump® Media Servers, Unity® Satellite Receivers, Compel® Network Control System, MediaPlan® Content Management and Ingest, Nielsen Media Research Products, Digital Television (DTV) Digital Stream Processors, analog audio products, third-party uplink products and customized products. See Note 13 to the consolidated financial statements for information on the concentration of products representing 10% or more of revenues in the past three fiscal years.

iPump® Media Servers

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

A new addition to the iPump® and Compel® system is IP network delivery of files and commands to the iPump®. With this ability, network operators can launch iPump® networks over the Internet or private IP networks. Additionally, they can control their network from one integrated Compel® control system while feeding select sites via IP that they cannot reach with their satellite either due to location or inability to place a satellite dish.

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

The SMD 515 Streaming Media Decoder is a peripheral decoder for the iPump® 6400 or 622 and is designed for high volume dynamic environments such as retail point-of-sale kiosks, point of purchase (POP) digital signs and advertisements, and corporate communications. It receives a video stream via Internet Protocol from the iPump® 6400 or 622 and outputs high quality video to large video monitors for digital signage or classroom training applications. It supports HD video in MPEG-4 and MPEG-2 compression formats and advanced digital audio, in addition to standard definition video and audio to ensure quality media displays for such high visibility purposes.

We are targeting all of our core markets for the iPump® product line. Within these markets, applications for the iPump® products include: digital signage, corporate communications, training/education, time-zone shifting, regional ad insertion, and news distribution.

Unity Receivers

The Unity® 550 receiver line is a new addition to the Unity® products. It is targeted to meet the needs of private and business television networks. Unity® 550-1 utilizes MPEG-2 for video distribution and is functionally equivalent to the Unity® 500 with the addition of a second audio output. Unity® 550-2 adds MPEG-4 video with high definition support and DVB-S2 demodulation to the features of the Unity® 550-1. With these new features, network operators can reduce their bandwidth utilization by approximately half. This allows them to launch additional services, reduce their expenses or convert to high definition video. Unity® 550-1 is released and in active operation today and Unity® 550-2 is planned for release in the first quarter of fiscal 2008.

The Unity® 4600 receiver is a digital satellite receiver used primarily by program originators to distribute programming to cable and telecom headends. It offers analog and digital outputs to support analog and digital headends. Cable headends utilize the Unity® 4600 to support digital high definition television distribution.

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

The Unity® receiver product line will be updated with MPEG-4 video decompression technology, added high definition video support and DVB-S2 demodulation.

Compel® Network Control System

Compel® Network Control System is our control system and has been a key differentiator to our products since 1989. Compel® is used in over 150 networks controlling over 100,000 receivers and features grouping and addressing controls that provide flexibility in network management. Receivers can be controlled as individual sites and as groups. Commands are synchronized with video and audio programming, which allows users to regionalize programming and blackout programming from nonsubscribers, as well as target commercials to subscribers.

Compel® option modules include Web Access and Conditional Access. Web Access allows multiple users to access their Compel® system across a LAN (local area network) using a standard Web browser. Conditional Access utilizes a secure microprocessor in every Unity® receiver to deliver fast, secure conditional access to a network without the high cost of consumer smart card systems.

Unity® satellite receivers and iPump® media servers are controlled by the Compel® Network Control System, so the markets for Compel® are the same as for iPump® and Unity® receivers.

MediaPlan

MediaPlan® CM and MediaPlan® i/o products are control and management system modules to our Compel® Control System, which is discussed above. The MediaPlan® products are crucial for customers when controlling iPump® Media Server networks and we believe are a competitive advantage for us in sales of iPump® Media Servers.

MediaPlan® Content Management (MediaPlan® CM) is a powerful content management system used for managing media and other files and actively tracking their delivery throughout the iPump® network. In a store-forward network, media is simultaneously stored in multiple iPumps® in the field, rather than all in one repository at a central location, so management of the media becomes a crucial part of the network operation. Operators need easy ways to view the content on individual iPumps® and automated mechanisms for updating/deleting media as it changes, and MediaPlan® CM is designed to address those and many other specific needs of managing media files in a store-forward network. Operators can create libraries of assets, generate descriptive metadata information, view content at each iPump®, send requested content directly to targeted users and track file usage.

MediaPlan® i/o is the media creation product for the iPump® network. In traditional linear networks, network operators are required to compress the video, distribute it to remote locations and decompress it for broadcast, all within one or two seconds. This requires the use of real-time encoders to compress the video and audio as it is sent to the receivers at the remote locations. In store-forward networks, the paradigm changes and the process of video and audio compression, media distribution and decompression of the media for broadcast can be done at different times. Network operators can now prepare the media files containing the compressed video and audio ahead of airtime. Additionally, they can distribute the media files any time before airing, so they can optimize the use of their bandwidth. When it is time for the program to be broadcast, it merely needs to be played from the local hard drive on the iPump®, not transported through the network. As the media creation tool, MediaPlan® i/o handles the first part of the process, the creation of media files containing compressed video and audio which will be sent to iPumps®.

The MediaPlan® product line is an integral part of an iPump® network, so the same markets and applications exist for MediaPlan® as were described in the iPump® section.

Nielsen Media Research Products

We offer two products to encode Nielsen Media Research identification tags into media for Nielsen program ratings: the NAVE IIc and SpoTTrac Encoders.

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

The SpoTTrac Encoder is a turnkey workstation that encodes both the audio and video of television commercials, Public Service Announcements and other spots with Nielsen Media Research content identification information as they are being produced and distributed, so the content has the Neilsen codes all the way from the program origination point. The tracked data is collected and integrated into Nielsen Tracking Service’s reporting and performance management tools.

DTV Digital Stream Processors

The DTV Digital Stream Processor product line is designed for cable and telecom headends. It allows them to integrate local off-air HD broadcast video signals and digital programs and easily insert them onto their networks. Our products provide for multiple signals to be inserted with one unit. Models include DTV 720, DTV 742 and DTV 744.

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

Customized Products

We offer our customers the option to create custom products for their needs when they cannot find off-the-shelf products to satisfy their requirements. They pay non-recurring engineering expenses through product pricing and/or up-front milestone payments. Typically the products are based on our standard products and require modifications to fit particular customer needs. This is an area of competitive advantage for us.

MARKET OPPORTUNITY

Growth opportunities are most significant in the technologies in which we have been making significant R&D investments, including store-forward technology, MPEG-4 technology and DVB-S2. See “Research and Development ” below.

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

A private network customer for digital signage and distance training is using the iPump® for both signage and training applications simultaneously. This allows the customer to install, field and manage a single iPump® at each location. This reduces the network complexity at the receiver locations since the iPump® can optionally generate two networks out of a single unit. The main output is being used for advertising at the point of sale by outputting high quality video advertisements to large video monitors in a retail environment. Within eight months of deployment, the customer generated a positive return on equipment expenses through advertising revenue. With this asset, the customer is also generating a back-room training center for their employees at each site, basically for free since the advertisements are paying for the network. They can create customized training schedules at each location depending on the viewers’ availability, or the viewer can watch the materials on demand. Additionally, the iPump is streaming video out the Ethernet port over their local IP network to SMD 515 video decoders to generate high definition video content.

The virtual channel application of the iPump® allows a current private network customer to reduce its budget for satellite bandwidth by greater than 90% of what it had been spending prior to the upgrade to the iPump®. Satellite bandwidth utilization was one of the customers’ largest operating expenses, so this reduction represents a sizable savings for them, allowing them to launch an additional channel. This network used to run continuously, utilizing satellite bandwidth the entire time; now customers use bandwidth only twice a month to update the iPumps® with new content and playout schedules. This example demonstrates the significant savings that potential customers may achieve with the iPump®.

iPump® broadcast audio customers are using store-forward technology to update their operations and enable localization of broadcasts. It allows them to send repetitive material to their affiliates a single time and provide an easy interface for affiliates to access the audio files. Additionally, in some radio broadcasting operations, they have a manual process for verifying that advertisements are playing as scheduled and providing affidavits of the advertisement playback to their advertisers. The iPump® provides options for an automated interface to verify the advertisements and provide that information back to the radio broadcaster.

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

A broadcast news customer is using the iPump® to streamline the operations of its affiliates. Previously, the news broadcaster used different mechanisms to distribute video and script information to affiliates. Video was distributed on a linear feed and the affiliate had to track the schedule and manually record any video that was of interest to them. If affiliates missed the linear broadcast, then the broadcaster had to do a “re-feed” and use additional costly satellite bandwidth to redistribute the video to the affiliate. With the iPump®, the broadcaster sends all the video as files that are stored for the affiliate on the hard drive of the iPump®. Then the affiliate can access all the information through an intuitive, web browser interface when it is convenient. This eliminates manual recording by the affiliate and removes the need for re-feeds. Additionally, the broadcaster will send scripts and other descriptive information to the iPump® in one package with the video so the affiliate can access all the related information from a single location. The iPump® provides additional valuable features to our customer’s affiliates, while lowering their operational costs.

Our iPump®, MediaPlan® and Compel® products create systems that directly address the next generation needs of the distance learning, corporate training, digital signage advertising, broadcast radio, broadcast news and broadcast television markets and represent significant opportunities for growth.

Another area for growth relates to the development of our MPEG-4 and DVB-S2 products (see “Research and Development ” below for additional information). The Unity® 550-2 product offers MPEG-4 and DVB-S2 technology. The MPEG-4 standard is the next evolutionary step in video compression and DVB-S2 is the newest technology in satellite modulation. The two technologies combined reduce the bandwidth requirements of satellite media distribution in half. This reduction in bandwidth utilization is significant, as bandwidth utilization is one of the largest operating costs for our customers. This new technology can drive growth in two ways. First, existing satellite operators will replace their existing equipment with new MPEG-4/h.264 and DVB-S2 capable equipment since they can justify the capital expense with the operational benefits of the transition. Additionally, the lower operating expenses will allow additional networks to launch that cannot currently support the high operating expenses of the older technology.

SALES AND MARKETING

Domestically, we sell our products principally through our own direct sales force, which is organized geographically and by market segment. We have sales representatives in Georgia, New Jersey, Eastern Canada, and

Northern California, as well as a key account executive in North Carolina. We use a major domestic value added reseller for additional sales coverage in the cable market. We have relationships with a few key integrators as an additional sales channel. We are actively pursuing expanding integrator relationships. Internationally, we sell primarily through independent distributors and integrators, mostly in North America, South America and Europe. We are exploring further international expansion in sales. The majority of our sales have payment terms of net 30 days. Due to the technical nature of our business, both sales application engineering and system integration engineering support sales.

Our marketing organization develops strategies for product lines and provides direction to product development on product feature requirements. Marketing is also responsible for setting price levels and general support of the sales force, particularly with major proposal responses, presentations and demonstrations. We strive to establish Wegener’s brand further within the industry, including participation on technical committees, publication of articles in industry journals, speaking opportunities at industry events and exhibitions at trade shows.

Manufacturing and Suppliers; Sources and Availability of Raw Materials

During fiscal years 2007 and 2006, we used two offshore manufacturers for a significant amount of our finished goods or component inventories. These two offshore manufacturers accounted for approximately 41% and 23% of inventory purchases in fiscal 2007 and 26% and 10% in fiscal 2006. They have facilities located in Taiwan and the Peoples Republic of China. Raw materials consist of passive electronic components, electronic circuit boards and fabricated sheet metal. Approximately 20% of our raw materials are purchased directly from manufacturers and the other 80% are purchased from distributors. Passive and active components include parts such as resistors, integrated circuits and diodes. We use approximately ten distributors and two contract manufacturers to supply our electronic components. We often use a single contract manufacturer or subcontractor to supply a total subassembly or turnkey solution for higher volume products. Direct suppliers provide sheet metal, electronic circuit boards and other materials built to specifications. We maintain relationships with approximately 20 direct suppliers. Most of our materials are available from a number of different suppliers; however, certain components used in existing and future products are currently available from a single or a limited number of sources. Although we believe that all single-source components currently are available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future. Any disruption or termination of supply of certain single-source components or agreements with contract manufacturers could have an adverse effect on our business and results of operations. Our manufacturing operations consist primarily of final assembly and testing of our products, utilizing technically trained personnel, electronic test equipment and proprietary test programs.

Intellectual Property

We hold eight U.S. patents currently, the most significant of which is a patent covering advanced receiver grouping techniques in Compel® which will expire on January 15, 2008. In addition to the advanced grouping techniques, we believe Compel®, along with our MediaPlan® CM and MediaPlan® i/o modules, offers other significant features and functionalities for complex network control applications that provide us with an advantage over competitive control systems. Compel®, which has been operational since 1989, will continue to be upgraded and enhanced. Although no assurances may be given (see Item 1A. “Risk Factors” section below), the expiration of the Compel® patent is not expected to have a material adverse effect on our business and results of operations. We hold nine active trademarks, such as Compel®, iPump®, Wegener® and Unity®. Currently we have two patent applications pending, six patents published and one trademark application pending.

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

Although we believe that the patents and trademarks we own are of value, we believe that success in our industry will be dependent upon new product introductions, frequent product enhancements, and customer support and service. However, we intend to protect our rights when, in our view, these rights are infringed upon. Additionally, we license certain analog audio processing technology to several manufacturing companies which generated royalty revenues of approximately $86,000, $82,000, and $58,000 in fiscal 2007, 2006 and 2005, respectively. These royalty license agreements renew annually unless cancelled by the licensee on the expiration date.

During the second quarter of fiscal 2003, we entered into a license agreement with StarGuide Digital Networks, Inc., a Nevada corporation. This agreement granted a number of limited licenses of StarGuide patents related to delivering IP data by satellite and store/forward audio. These licenses extend to and conclude upon the last to expire of any licensed patent. We have agreed to pay StarGuide a running royalty on certain of our products. We believe that these royalties will not have a material adverse effect on our financial condition or results of operations. In addition, as of August 31, 2007, we have entered into seven other license agreements for utilization of various technologies. These agreements currently require royalty payments, or may require future royalties for products under development, none of which are expected to have a material adverse effect on our financial condition or results of operations.

Seasonal Variations in Business

There do not appear to be any seasonal variations in our business.

Working Capital Practices

Information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) section of this report is incorporated herein by reference in response to this item.

Dependence upon a Limited Number of Customers

We sell to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast, business music, private network and data communications industries. Sales to Jones Radio Networks, SSL (Satellite Store Link) and Mega Hertz accounted for approximately 15.4%, 14.2% and 10.3% of revenues in fiscal 2007, respectively. Sales to Muzak, Nielsen Media Research and BBC World Service accounted for approximately 21.8%, 10.7% and 10.5% of revenues in fiscal 2006, respectively. Sales to Muzak, Ascent Media Systems & Technology Services, Educational Media Foundation and Roberts Communications Network accounted for approximately 22.5%, 14.1%, 13.0% and 10.3%, of revenues in fiscal 2005, respectively. At August 31, 2007, one customer accounted for more than 10% of our accounts receivable. At September 1, 2006, two customers accounted for more than 10% of our accounts receivable. Sales to a relatively small number of major customers have typically comprised a majority of our revenues. This trend is expected to continue in fiscal 2008. The loss of one or more of these customers would likely have, at least in the near term, a material adverse effect on our results of operations.

Backlog of Orders

Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within 18 months. Our eighteen month backlog was approximately $10,170,000 at August 31, 2007, $10,700,000 at September 1, 2006, and $10,010,000 at September 2, 2005. Three customers accounted for 80.3% of the backlog at August 31, 2007. Reference is hereby made to the information contained in MD&A, which is incorporated herein by reference in response to this item. The total multi-year backlog at August 31, 2007 was approximately $17,080,000 compared to approximately $19,452,000 at September 1, 2006. Approximately $8,450,000 of the August 31, 2007, backlog is expected to ship during fiscal 2008. Three customers accounted for 77.2% of the backlog expected to ship during fiscal 2008.

Competitive Conditions

We compete both with companies that have substantially greater resources and with small specialized companies. Competitive forces generally change slowly for the markets we serve. Through relationships with component and integrated solution providers, we believe we are positioned to provide complete end-to-end digital video and audio systems to our customers.

Broadcast Television and Program Originators

Competition for our Unity® products in the broadcast television and program originators market is from large and well-established companies such as Tandberg, Motorola and Scientific Atlanta, a Cisco company. We believe our Unity® products have a competitive advantage with our advanced Compel® control, so we focus on opportunities where that advantage is of value to the customer.

Cable and Telecom Headends

Competition for our DTV products is mostly from smaller companies that are not as well established in the cable television market. Our products in this area offer technical advantages over competing offerings. Significant orders for this product line will depend on the overall growth of broadcast and telecom HDTV offerings and possible legislative decisions by the FCC in the future.

Broadcast Radio

Competition is currently limited to a few smaller companies for our iPump® Media Server in the broadcast radio market. We believe Compel® Network Control and Medial Plan CM have competitive advantages in broadcast radio, as well as our full-featured iPump® 6420 product.

Business and Private Networks

Competition in the business and private networks market generally comes from smaller companies with unique products tailored to the needs of the customer. Competition in this field is increasing, although still limited, and we expect to be among the industry key players. We believe our products are well positioned for this market and have competitive advantages, such as our powerful network control and targeting capabilities. Competition for digital signage products is particularly intense right now, since it is a new growth opportunity.

Research and Development

Our research and development activities are designed to strengthen and enhance our existing products and systems and to develop new products and systems. Our development strategy is to identify features, products and systems which are, or are expected to be, needed by a number of customers. A major portion of the fiscal 2007 research and development expenses were spent on new product development of our iPump® 6420, Compel®, MediaPlan®CM, IPTV and Unity® 550 products. WCI’s research and development expenses totaled $3,033,000 in fiscal 2007, $3,052,000 in fiscal 2006, and $3,493,000 in fiscal 2005. Additional information contained in the “Products” and “Intellectual Properties” sections above and in MD&A is incorporated herein by reference in response to this item.

Technological advances occur frequently in our industry and our product offerings must be upgraded with the advances to remain current with industry trends and attract potential customers. During fiscal 2007, we invested heavily in new technologies since the industry is in a transitional period between technologies and new technologies are emerging and becoming viable. We have the opportunity to invest in new technologies now while they are still very innovative and of high value to customers. During fiscal 2007, we invested in MPEG-4/H.264 compression and DVB-S2 modulation technology, store-forward technology and network management. We anticipate that we will continue to invest in all of these technologies in the coming years as they are all at the beginnings of their life cycles.

MPEG-4/H.264 video compression is a new technology that is just becoming viable for our products. We believe it will drive a new cycle of purchases throughout our industry, and we want to ensure that we have products available as soon as the technology is ready for deployment. MPEG-4/H.264 compression reduces bandwidth utilization significantly, which is a material cost reduction for our customers since bandwidth utilization is one of their largest operating expenses. We believe this reduction in operating expenses will contribute to an increase in purchases by our customers. Alternately, the customers can upgrade their video to high definition and significantly increase its quality while maintaining similar bandwidth utilization to their current MPEG-2 standard definition networks. The Unity® 550-2 receiver and the SMD 515 decoder incorporate MPEG-4 technology.

In addition to MPEG-4, we also continue to invest in the diversification of the iPump® Media Server product line to alternate markets, such as broadcast radio, broadcast news and digital signage.

Network control and management have long been a differentiator for our Unity® receivers and iPump® media servers. Through fiscal 2007, we continued to invest in network control for our products which allows customers to create dynamic environments with their receivers and to gain additional advertising revenue by regionalizing broadcasts and advertisements. When network control is included in a store-forward network, it becomes a very complex operation to manage the media content and data files on media servers throughout the network. It is imperative to customers that it is managed properly, as the content often has limited viewing rights, so it must be deleted when rights have expired or replaced by newer versions over time. Network control and management products, such as Compel® and MediaPlan®, manage such operations.

Employees

As of August 31, 2007, we had 88 full-time employees employed by WCI and no employees employed by Wegener Corporation. No employees are parties to a collective bargaining agreement and we believe that employee relations are good.

Available Information

Our Web site is http://www.wegener.com. Information contained on our Web site should not be considered incorporated by reference in this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, for purposes of section 401(b) of Regulation S-K, are as follows:

Name and Business Experience	Age	Office Held
Robert A. Placek President and Chief Executive Officer of the Company since August 1987 and Director of the Company since July 1987. Chairman of the Board since 1995. Chairman and Chief Executive Officer and Director of WCI since 1979. President of WCI from October 1979 to June 1998 and from March 2002 to January 2005.	69	Chairman of the Board, President and Chief Executive Officer of the Company

Ned L. Mountain President and Chief Operating Officer of WCI since January 2005 and Director of the Company since May 2003. Executive Vice President of WCI from March 2002 to January 2005. Senior Vice President of Business Development of WCI from 1996 to 2002. Vice President European Operations of WCI from 1994 to 1995. Numerous sales and marketing positions from 1981 to 1994. Corporate Senior Engineer of UA-Columbia Cablevision from 1979 to 1981.	59	President and Chief Operating Officer of WCI

C. Troy Woodbury, Jr. Treasurer and Chief Financial Officer of the Company since June 1988 and Director since 1989. Treasurer and Chief Financial Officer of WCI since 1992. Senior Vice President of Finance of WCI since March 2002. Executive Vice President of WCI from July 1995 to March 2002. Chief Operating Officer of WCI from September 1992 to June 1998. Group Controller for Scientific-Atlanta, Inc. from March 1975 to June 1988.	60	Treasurer and Chief Financial Officer of the Company and WCI

ITEM 1A.	RISK FACTORS

(See also “Outlook: Issues and Uncertainties”)

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

Over the past five fiscal years, we have reported operating losses. As a consequence, we had an accumulated deficit of $15,729,000 at August 31, 2007. There can be no certainty regarding our ability to achieve or sustain profitability in the future. At August 31, 2007, we had line of credit borrowings outstanding of $2,016,000 and our borrowing availability under our current line of credit advance formulas was $1,244,000 net of the outstanding letters of credit in the amount of $407,000. Whether or not we are able to operate profitably, we may require additional capital. We may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. Our ability to raise funds, if required, may be adversely affected by a number of factors relating to our business, as well as factors beyond our control, including conditions in capital markets and the cable, telecom and satellite industries. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

We are in the process of examining various strategic alternatives to enhance shareholder value, which is ongoing, but such process may not result in the achievement of the desired goal of enhancing shareholder value.

During the second quarter of fiscal 2007, the Board of Directors formed a committee of independent directors to explore strategic and financial alternatives to enhance shareholder value, including the retention of a financial advisor to assist us in this evaluation process. These strategic alternatives may include: (i) technology licensing agreements, (ii) product development and marketing arrangements, joint ventures or strategic partnerships, (iii) strategic acquisitions, mergers or other business combinations, or (iv) the merger or sale of all or part of the Company. We are also evaluating various financing alternatives to unlock the market value of our headquarters and associated real estate. This process is ongoing and there can be no assurance that the exploration of strategic alternatives will result in any specific action or transaction. Further, any such transaction or business arrangement may not ultimately lead to increased shareholder value. There are uncertainties and risks related to the exploration of strategic alternatives, including:

•	The distraction of management and potential disruption of operations, which could have an adverse effect on our operating results;

•	The inability to successfully achieve the benefits of any strategic action undertaken by us;

•	The time dedicated to the process can be lengthy and there are inherent costs associated with such a process;

•	Potential loss of other business opportunities as management focuses on the exploration of strategic alternatives; and

•	Perceived uncertainties as to our future direction which can result in difficulties in recruiting and retaining personnel.

In addition, the market price of our stock can be volatile as we explore strategic alternatives, which may continue or become more severe if and when a transaction or business arrangement is announced or we announce that we are no longer exploring strategic alternatives.

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

At August 31, 2007, we had line of credit borrowings outstanding of $2,016,000 and our borrowing availability under our current line of credit advance formulas was $1,244,000 net of the outstanding letters of credit in the amount of $407,000. Our credit facility currently provides for advances in excess of the availability formulas of up to $1,000,000 during the term of the facility. While we believe the loan facility will be sufficient to support our operations over the next 12 months, we could require additional overadvances due to fluctuations in accounts receivable, inventory levels and outstanding letter of credit balances. There is no assurance the bank would grant additional overadvances. At the end of the each fiscal 2007 quarter and at August 31, 2007, we were in compliance with our debt covenants. Depending on our results of operations during fiscal 2008, we may not be in compliance with debt covenants on a quarterly basis during fiscal 2008. A breach of these covenants or our inability to maintain the debt covenants could result in a default on our indebtedness. If a default occurs, the bank could increase the interest rate or declare any outstanding indebtedness, together with accrued interest and other fees, to be immediately due and payable, and could proceed against our assets that secure that indebtedness.

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

Sales to a relatively small number of major customers have typically comprised a majority of our revenues, and that trend is expected to continue throughout fiscal 2008 and beyond. In fiscal 2007, three customers accounted for approximately 15.4%, 14.2% and 10.3% of revenues, respectively. Three customers accounted for 80.3% of the backlog at August 31, 2007 and 77.2% of the backlog scheduled to ship during fiscal 2008. The loss of any significant customer or any reduction in orders by any significant customer would adversely affect our business and operating results and potentially our liquidity.

We rely on third-party subcontractors, certain suppliers and offshore manufacturers.

We use two offshore manufacturers for a significant amount of finished goods or component inventories. These two offshore manufacturers accounted for approximately 41% and 23% of inventory purchases in fiscal 2007 and 26% and 10% in fiscal 2006. Certain raw materials, video sub-components and licensed video processing technologies used in existing and future products are currently available from a single source or limited sources. Any disruption or termination of supply of certain single-source components or technologies, or interruption of supply from offshore manufacturers, would likely have a material adverse effect on our business and results of operations, at least in the near term.

Our intellectual property rights may be insufficient to protect our competitive position. In addition, our pending or future intellectual property applications may not be issued.

We hold eight U.S patents currently, the most significant of which is a patent covering advanced receiver grouping techniques in Compel® which will expire on January 15, 2008 (See also “Intellectual Property”section above). We hold nine active trademarks, such as Compel®, iPump®, Wegener® and Unity®. Currently we have two patent applications pending, six patents published and one trademark application pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent and trademark applications will be issued. We also cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own.

We may not be able to license necessary third-party technology or it may be expensive to do so. In addition, claims that we infringe third-party intellectual property rights could result in significant expenses and restrictions on our ability to sell our products in particular markets.

In order to develop and market successfully certain of our planned products for digital applications, we may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into such technology development or licensing agreements, we cannot assure you that such agreements will be negotiated on terms acceptable to us, or at all. The failure to enter into technology development or licensing agreements, when necessary, could limit our ability to develop and market new products and could cause our business to suffer. Third parties have in the past claimed, and may in the future claim, that we have infringed their current or future intellectual property rights. (See item 3. Legal Proceedings) There can be no assurance that we will prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Even if we prevail in litigation, such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, financial position and cash flows.

Competition in our industry is intense and can result in reduced sales and market share.

We compete with companies which have substantially larger operations and greater financial, engineering, marketing, production and other resources than we have. These competitors may develop and market their products faster, devote greater marketing and sales resources, or offer more aggressive pricing, than we can. As a result, this could cause us to lose orders or customers or force reductions in pricing, all of which would have a material adverse effect on our financial position and results of operations.

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

Our common stock is traded on The Nasdaq Stock Market. There is no assurance that a public market for our stock will continue to be available or that persons purchasing our common stock will be able to avail themselves of a public trading market in the future. There can be no assurance that we will remain in compliance with Nasdaq’s continued listing requirements. If our common stock is delisted by Nasdaq, the trading market for the common stock will be adversely affected, as price quotations will not be as readily obtainable, which would likely have a material adverse effect on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our executive, sales, engineering and administrative offices are located at 11350 Technology Circle, Duluth, Georgia 30097-1502. This 40,000 square foot facility, which is located on a 4.7 acre site, was purchased by WCI in February 1987. During August 1989, WCI purchased an additional 4.4 acres of adjacent property. WCI also leases a 21,000 square foot manufacturing facility in Alpharetta, Georgia under a one year lease expiring in January 2008 with annual rent of approximately $143,000. We expect to be able to renew the lease on similar terms. WCI's 40,000 square foot facility and 4.4 acres of adjacent land are pledged as collateral under our line of credit facility.

During the third quarter of fiscal 2007, our Board of Directors authorized and approved listing for sale the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Duluth (Johns Creek), Georgia. The Company evaluated the criteria of Statement of Financial Standards No. 144 (as amended), “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) and concluded that these assets qualified as assets held for sale. In accordance with SFAS 144, the land was reclassified to land held for sale at its historic carrying value of $354,000 (lower of carrying amount or fair value less costs to sell) in the consolidated balance sheet as of August 31, 2007. The land was acquired in August 1989 and no impairment charges were recorded related to the reclassification.

ITEM 3. LEGAL PROCEEDINGS

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

On June 1, 2006, another complaint substantially similar to the above described suit was filed by Rembrandt against Time Warner Cable (TWC) in the United States District Court for the Eastern District of Texas. Wegener has not been named a party in the suit, but TWC has requested us (as well as other equipment vendors) to contribute 2% of the defense costs related to this matter as a result of the products that we and others have sold to TWC. To date, we have not agreed to contribute to the payment of legal costs related to this case. Trial date of this matter is not known at this time. At this point, the outcome is uncertain and we are presently unable to assess the impact, if any, of this litigation on Wegener.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on The NASDAQ Stock Market (NASDAQ symbol: WGNR). As of November 2, 2007, there were approximately 357 holders of record of Common Stock. This number does not reflect beneficial ownership of shares held in nominee or “street” name.

The quarterly ranges of high and low sale prices for fiscal 2007 and 2006 were as follows:

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$1.35	$.90	$1.85	$1.17
Second Quarter	1.35	.95	1.57	1.15
Third Quarter	1.50	.92	1.74	1.25
Fourth Quarter	1.12	.83	1.60	.76

Dividends

We have not paid any cash dividends on our Common Stock. For the foreseeable future, our Board of Directors does not intend to pay cash dividends, but rather plans to retain any earnings to support our operations. Furthermore, we are prohibited from paying dividends under our bank loan agreement, as more fully described in MD&A and in Note 9 to the consolidated financial statements contained in this report.

Recent Sales of Unregistered Securities

There were no unregistered sales of securities during the fiscal year ended August 31, 2007.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the five fiscal years ended August 31, 2007. The graph assumes that $100 was invested on August 30, 2002 in our common stock and each index and that all dividends were reinvested. We have not declared any cash dividends on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*(1)

Among Wegener Corporation, the NASDAQ Composite Index

and the NASDAQ Telecommunications Index

*	$100 invested on 8/30/02 in stock or index or on 8/31/02 in index-including reinvestment of dividends. Indexes calculated on month-end basis

	8/30/02	8/29/03	9/3/04	9/2/05	9/1/06	8/31/07
Wegener Communications, Inc.	100.00	247.96	132.65	128.57	128.57	106.12
NASDAQ Composite	100.00	136.85	141.42	164.86	170.90	203.00
NASDAQ Telecommunications	100.00	150.82	175.81	186.56	201.81	274.55

(1)

The stock performance graph shall not be deemed soliciting material or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any past or future filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

Equity Compensation Plan Information

The following table summarizes information as of August 31, 2007, regarding our common stock reserved for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under the Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	971,531	$1.55	784,669
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	971,531	$1.55	784,669

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in thousands, except per share amounts)

	Year ended
	August 31, 2007	September 1, 2006	September 2, 2005	September 3, 2004	August 29, 2003
Revenues, net	$21,546	$20,388	$21,902	$18,104		$20,133

Operating loss	(613)	(2,811)	(1,470)	(3,086)		(240)

Net earnings (loss) (b)	(753)	(2,883)	(5,671)	(2,108)		88

Net earnings (loss) per share
Basic	$(.06)	$(.23)	$(.45)	$(.17)	$		(a)
Diluted	$(.06)	$(.23)	$(.45)	$(.17)	$		(a)

Cash dividends paid per share (c)	—	—	—	—		—

Total assets	$12,812	$11,128	$12,802	$17,496		$18,168

Long-term obligations inclusive of current maturities	—	—	—	—		4

(a)	Less than $.01 per share.
(b)	The year ended September 2, 2005 includes a fourth quarter noncash tax charge of $4,710,000 to provide a full valuation allowance for net deferred tax assets.
(c)	We have never paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Additionally, our line of credit precludes the payment of dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements are subject to the safe harbors created thereby. Forward-looking statements may be identified by words such as “believes,” “expects,” “projects,” “plans,” “anticipates,” and similar expressions, and include, for example, statements relating to expectations regarding future sales, income and cash flows. Forward-looking statements are based upon the Company’s current expectations and assumptions, which are subject to a number of risks and uncertainties including, but not limited to: customer acceptance and effectiveness of recently introduced products; development of additional business for the Company’s digital video and audio transmission product lines; effectiveness of the sales organization; the successful development and introduction of new products in the future; delays in the conversion by private and broadcast networks to next generation digital broadcast equipment; acceptance by various networks of standards for digital broadcasting; the Company’s liquidity position and capital resources; general market conditions which may not improve during fiscal year 2008 and beyond; and success of the Company’s research and development efforts aimed at developing new products. Additional potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, availability of raw materials, new and existing well-capitalized competitors, and other uncertainties detailed from time to time in the Company’s periodic Securities Exchange Act filings. Such forward-looking statements are subject to risks, uncertainties and other factors and are subject to change at any time, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake any obligation to update any forward-looking statements.

OVERVIEW

We design and manufacture satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI is an international provider of digital solutions for video, audio and IP data networks. Applications include IP data delivery, broadcast television, cable television, radio networks, business television, distance education, business music and financial information distribution. COMPEL®, our network control system, provides network flexibility to regionalize programming, commercials and file transfers.

We operate on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal years 2007, 2006 and 2005 contained 52 weeks. All references herein to 2007, 2006 and 2005, refer to the fiscal years ending August 31, 2007, September 1, 2006, and September 2, 2005, respectively.

Our fiscal 2007 revenues increased $1,158,000, or 5.7%, to $21,546,000 from $20,388,000 in fiscal 2006. Our net loss for the year ended decreased $2,130,000 to $(753,000) or $(0.06) per share, from $(2,883,000) or $(0.23) per share for the year ended September 1, 2006.

During the first quarter of fiscal 2007, approximately $4.8 million in new orders were received. New orders included a new agreement with Mega Hertz granting them exclusive distributor status for products sold to domestic cable operators. The order is for our digital DTV signal processing equipment which provides digital processing of local HDTV signals and ASI transport streams and for our Unity® 4600 satellite receivers. Shipments on this order began in fiscal 2007 and are scheduled to ship throughout fiscal 2008 and into fiscal 2009. In addition, we received an order from Horizon Christian Fellowship’s Horizon Broadcast Network for file-based radio distribution equipment which includes Compel® Network Control, MediaPlan® Content Management and iPump®6420 Professional Audio Servers. The equipment was used to support the launch of a new radio network aimed at serving an initial target domestic audience estimated at 17 million. Other bookings included add-on orders from existing customers for Unity®4600 and Unity®550 satellite receivers. During the third quarter of fiscal 2007, we booked approximately $4.6 million in new orders, including a $3.2 million contract from SSL (Satellite Store Link), to install a digital signage network in Mexico. The contract includes iPump® Media Servers, SMD 515 IP-based peripheral decoders and COMPEL® Network Control to distribute and display information and advertisements dynamically to bank customers and employees in an initial application of 1,200 locations throughout Mexico. The system allows SSL to provide cost effective national coverage while offering many opportunities to regionalize video, data and audio services. Approximately $1.6 million of the SSL order was included in third quarter fiscal 2007 revenues and approximately $1.6 million in fourth quarter fiscal 2007 revenues. Fourth quarter bookings were approximately $7.4 million and included an order for Unity® 4600 satellite receivers for use by the Big Ten Network (BTN) in a new cable network being distributed by Fox Cable Networks and an additional order from Mega Hertz under their domestic cable distribution agreement. BTN, a national cable and satellite programming service dedicated to covering both the athletic and academic content of the Big Ten Conference, began programming in August 2007, with most programs being offered in HDTV.

Current Developments

We are continuing to invest in new technologies utilizing MPEG-4/H.264 video compression and DVB-S2 satellite modulation. When used in combination, MPEG-4/H.264 compression and DVB-S2 modulation reduce bandwidth utilization by about half, which allows present networks to reduce recurring operational costs significantly and allows the creation of new networks that were not viable with previously more expensive distribution alternatives. Alternately, our customers will be able to upgrade their video to high definition and increase its quality significantly while maintaining similar bandwidth utilization to their current MPEG-2 standard definition offering. The SMD 515 IP decoder and the Unity® 550-2 Enterprise Media Receiver are our first products with MPEG-4/H.264 technology, and we continue to explore other potential applications for the technology. The Unity® 550-2 Enterprise Media Receiver was exhibited in June 2007 at the “2008 Cable Tec Expo” and is currently scheduled for deliveries in the first quarter of fiscal 2008. We expect the development of products utilizing MPEG-4/H.264 technology to continue throughout fiscal 2008. We believe that market demand for MPEG-4 technology is very strong and will continue for many years in the future, as was the case with MPEG-2 video compression. The conversion of new business opportunities into firm orders depends on the availability of next generation products with MPEG-4 and DVB-S2 technologies. We are extremely focused on the completion and additional development of these products.

In addition, internet protocol delivery of video is becoming more ubiquitous. We have added the ability to distribute media files and Compel® control messages over an IP network or the Internet to our iPump® products. This allows our customers to expand their store-forward networks to locations where they cannot connect a satellite dish or where their satellite footprint does not reach, while still using a single Compel control system to manage their operations. We expect IP delivery to drive additional demand for our iPump products. In addition, we have launched multiple networks with our SMD 515 decoder product for the digital signage market. The SMD 515 accepts streaming video from the iPump, which can be high definition and either MPEG-2 or MPEG-4. The product is particularly interesting to digital signage networks where video quality is critical. We believe digital signage is a growth market and we are continuing to invest in additional digital signage offerings with our products.

With our technology leadership in MPEG-4/H.264 video, DVB-S2 satellite networks and digital media distribution, we believe we are well positioned to capitalize on future industry trends. As we work to realize this potential, our Board of Directors has determined that we should examine potential means for further strengthening our strategic position and maximizing value for our shareholders. During the second quarter of fiscal 2007, the Board of Directors formed a committee of independent directors to explore strategic and financial alternatives to enhance shareholder value. We retained Near Earth LLC as our exclusive financial advisor in this evaluation process. These strategic alternatives may include: (i) technology licensing agreements, (ii) product development and marketing arrangements, joint ventures or strategic partnerships, (iii) strategic acquisitions, mergers or other business combinations, or (iv) the merger or sale of all or part of the Company. We are also evaluating various financing alternatives to unlock the market value of our headquarters and associated real estate to support our capital needs. There can be no assurance that the exploration of strategic alternatives will result in any specific transaction. We do not expect to disclose further developments regarding the process until the completion of the strategic alternatives review and a decision by the Board of Directors regarding a transaction or course of action.

Financial Position and Liquidity

At August 31, 2007, we had line of credit borrowings outstanding of $2,016,000. Our $5,000,000 bank loan facility is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. The loan facility matures on September 30, 2008, or upon demand. At August 31, 2007, approximately $1,244,000, net of outstanding letters of credit in the amount of $407,000, remained available to borrow under the advance formulas.

During fiscal 2007, our cash balances decreased by $952,000 and line of credit net borrowings increased to the outstanding balance of $2,016,000. These funds were used to fund operating activities of $955,000 and investing activities consisting of capitalized software additions of $1,528,000, equipment additions of $256,000 and $186,000 for license agreements and legal fees related to the filing of applications for various patents and trademarks. Loan facility fees used $100,000 of cash, while proceeds from stock options exercised provided $57,000 of cash.

(See the Liquidity and Capital Resources section for further discussion.)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations as a percentage of revenue:

	Year ended
	August 31, 2007	September 1, 2006	September 2, 2005
Revenues, net	100.0%	100.0%	100.0%
Cost of products sold	64.8	67.8	63.6
Gross margin	35.2	32.2	36.4
Selling, general, and administrative	24.0	31.0	27.1
Research & development	14.1	15.0	15.9
Operating loss	(2.8)	(13.8)	(6.7)
Interest expense	(0.7)	(0.5)	(0.3)
Interest income	0.0	0.1	0.1
Loss before income taxes	(3.5)	(14.1)	(6.9)
Income tax (expense)	0.0	0.0	(19.0)
Net loss	(3.5)%	(14.1)%	(25.9)%

Net loss for the year ended August 31, 2007, was $(753,000) or $(0.06) per share, compared to a net loss of $(2,883,000) or $(0.23) per share for the year ended September 1, 2006, and a net loss of $(5,671,000) or $(0.45) per share for the year ended September 2, 2005. The net loss for the year ended September 2, 2005 included a fourth quarter noncash income tax charge of $4,710,000 to provide a full valuation allowance for net deferred tax assets.

Revenues for fiscal 2007 increased $1,158,000, or 5.7%, to $21,546,000 from $20,388,000 in fiscal 2006. Direct Broadcast Satellite (DBS) revenues (including service revenues) in fiscal 2007 increased $1,158,000, or 5.7%, to $21,416,000 from $20,258,000 in fiscal 2006. Analog and Custom Products Group revenues (previously referred to as Telecom and Custom Products Group) were $129,000 for both fiscal years 2007 and 2006. Revenues and order backlog are subject to the timing of significant orders from customers, and as a result revenue levels may fluctuate on a quarterly and yearly basis. Fiscal 2007 included revenues from the new $3.2 million contract from SSL to launch a digital signage network in Mexico. Initial shipments of Unity® 4600 satellite receivers began in the fourth quarter of fiscal 2007 for use by the BTN in the new cable network being distributed by Fox Cable Networks. Additionally, fiscal 2007 included continued revenues from fiscal 2006 orders from BBC World Services and Jones Radio Networks of iPump® Media Servers, digital encoders and Unity® receivers for their broadcast radio networks.

Revenues for fiscal 2006 decreased $1,514,000, or 6.9%, to $20,388,000 from $21,902,000 in fiscal 2005. DBS revenues (including service revenues) in fiscal 2006 decreased $1,384,000, or 6.4%, to $20,258,000 from $21,642,000 in fiscal 2005. Analog and Custom Products Group revenues (previously referred to as Telecom and Custom Products Group) decreased $131,000, or 50.3%, to $129,000 in fiscal 2006 from $260,000 in fiscal 2005. Fiscal 2006 revenues included two new orders from BBC World Services and Jones Radio Networks of iPump® Media Servers, digital encoders and Unity® receivers for their broadcast radio networks. Additionally, fiscal 2006 included revenues on a new order from Nielsen Media Research. DBS revenues in fiscal 2006 were adversely impacted by engineering development delays of the iPump® 6420, which was scheduled to begin shipping in the fourth quarter of fiscal 2006. The Analog and Custom Products Group revenue decrease in fiscal 2006 reflected a continuing decline in orders for older analog and cue and control equipment.

WCI’s backlog of orders scheduled to ship within 18 months was $10,170,000 at August 31, 2007, $10,700,000 at September 1, 2006, and $10,010,000 at September 2, 2005. The total multi-year backlog at August 31, 2007 was $17,080,000 compared to $19,452,000 at September 1, 2006. Approximately $8,450,000 of the August 31, 2007, backlog is expected to ship during fiscal 2008. Three customers accounted for 80.3% of the backlog at August 31, 2007 and for 77.2% of the backlog expected to ship during fiscal 2008. Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue. (See note 13 to the consolidated financial statements, “Segment Information and Concentrations”.) Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, we expect future revenue levels and operating results to fluctuate from quarter to quarter.

International sales are generated through a direct sales organization and through foreign distributors. International sales were $5,288,000 or 24.5% of revenues in fiscal 2007 compared to $3,396,000 or 16.7% of revenues in fiscal 2006, and $532,000 or 2.4% of revenues in fiscal 2005. International shipments are generally project specific, and therefore revenues are subject to variations from year to year based on the timing of customer orders. Fiscal 2007 included revenues on the new order from SSL. Fiscal 2007 and 2006 included revenues from BBC World Services. All international sales are denominated in U.S. dollars. Additional financial information on geographic areas is provided in note 13 to the consolidated financial statements.

Gross profit as a percent of sales was 35.2% in fiscal 2007 compared to 32.2% in fiscal 2006, and 36.4% in fiscal 2005. Gross profit margin dollars increased $1,027,000, or 15.7%, to $7,583,000 in fiscal 2007 from $6,556,000 in fiscal 2006. Fiscal 2005 gross profit margin dollars amounted to $7,968,000. The increase in margin percentages and dollars in fiscal 2007 was mainly due to increased revenues, which resulted in lower unit fixed overhead costs and a favorable product mix with lower variable unit costs. Warranty provisions charged to cost of sales were $625,000 in fiscal 2007, $110,000 in fiscal 2006 and $120,000 in fiscal 2005. The increase in warranty provisions in fiscal 2007 was related to new product introductions. Profit margins in fiscal 2007 included inventory reserve charges of $250,000 compared to $350,000 in fiscal 2006 and $325,000 in fiscal 2005. Capitalized software amortization expenses included in cost of sales in fiscal 2007 were $1,517,000 compared to $1,936,000 in fiscal 2006 and $1,454,000 in fiscal 2005. Fiscal 2005 gross margin dollars and percentages were favorably impacted by an adjustment of accrued expenses of $218,000.

Selling, general, and administrative (SG&A) expenses decreased $1,153,000, or 18.3%, to $5,162,000 in fiscal 2007 from $6,315,000 in fiscal 2006. As a percentage of revenues, SG&A expenses were 24.0% of revenues in fiscal 2007 and 31.0% in fiscal 2006. Corporate SG&A expenses in fiscal 2007 decreased $479,000, or 31.9%, to $1,021,000 from $1,500,000 in fiscal 2006. The decrease was mainly due to a reduction in professional fees related to dissident shareholder issues. WCI’s SG&A expenses decreased $674,000, or 14.0%, to $4,142,000 in fiscal 2007 from $4,815,000 in fiscal 2006. The decrease in WCI’s SG&A expenses in fiscal 2007 was mainly due to (i) lower professional fees of $177,000, (ii) outside sales commissions of $102,000 which fluctuate due to the project specific nature of these expenses, (iii) salaries and related expenses of $209,000 due to lower headcount, and (iv) marketing expenses of $127,000. SG&A overhead expenses decreased $77,000. SG&A expenses included $17,700 of noncash share-based compensation expense in fiscal 2007 compared to $30,000 in fiscal 2006.

SG&A expenses increased $369,000, or 6.2%, to $6,315,000 in fiscal 2006 from $5,946,000 in fiscal 2005. As a percentage of revenues, SG&A expenses were 31.0% of revenues in fiscal 2006 and 27.1% in fiscal 2005. Corporate SG&A expenses in fiscal 2006 increased $539,000 to $1,500,000 from $961,000 in fiscal 2005. The increase was mainly due to costs related to corporate governance matters, a proxy contest and a shareholder lawsuit. Sarbanes-Oxley compliance costs included in corporate SG&A for fiscal 2005 were approximately $188,000 compared to none in fiscal 2006. WCI’s SG&A expenses decreased $170,000, or 3.4%, to $4,815,000 in fiscal 2006 from $4,985,000 in fiscal 2005. The decrease in WCI’s SG&A expenses in fiscal 2006 was mainly due to lower (i) consulting expenses of $227,000, (ii) sales salaries of $116,000 and (iii) bad debt provisions of $110,000, which were offset by increases in professional fees of $172,000 and in-house and outside agent sales commissions of $133,000.

Research and development expenditures, including capitalized software development costs, were $4,562,000 or 21.2% of revenues in fiscal 2007, $4,451,000 or 21.8% of revenues in fiscal 2006, and $5,046,000 or 23.0% of revenues in fiscal 2005. The increase in expenditures in fiscal 2007 compared to fiscal 2006 was due to increased salaries related to increases in compensation and headcount and increased recruiting costs related to new hires, which were offset by reductions in consulting and prototype parts costs. The decrease in expenditures in fiscal 2006 compared to fiscal 2005 was due to lower engineering consulting expenses resulting from completed projects, a decrease in prototype parts costs and lower depreciation expense. Software development costs totaling $1,528,000, $1,399,000, and $1,553,000 were capitalized during fiscal 2007, 2006 and 2005, respectively. The increase in capitalized software costs in fiscal 2007 compared to fiscal 2006 was due to increased expenditures related to MPEG-4/H.264 products. The decrease in capitalized software costs in fiscal 2006 compared to fiscal 2005 was due to decreased expenditures on the iPump® Media Server and Compel® products. Research and development expenses, excluding capitalized software development costs, were $3,033,000 or 14.1% of revenues in fiscal 2007, $3,052,000 or 15.0% of revenues in fiscal 2006, and $3,493,000 or 15.9% of revenues in fiscal 2005. We expect fiscal 2008 research and development expenditures to approximate fiscal 2007 levels as we continue to develop and enhance DBS products incorporating MPEG-4/h.264 technology.

Interest expense was $150,000 in fiscal 2007 compared to $98,000 in fiscal 2006 and $59,000 in fiscal 2005. The increase in fiscal 2007 compared to fiscal 2006 was due to an increase in average line-of-credit borrowings. The increase in fiscal 2006 compared to fiscal 2005 was due to line of credit borrowings during fiscal 2006 and an increase in average outstanding letter of credit commitment balances. Interest expense in fiscal year 2005 was principally associated with letters of credit commitments and bank float charges on lockbox collections. We believe that interest expense in fiscal 2008 will increase compared to fiscal 2007 as a result of expected increases in average line of credit borrowings, as well as potential increases in our loan interest rate, as further discussed in the Liquidity and Capital Resources section.

Interest income was $10,000 in fiscal 2007 compared to $26,000 in fiscal 2006 and $27,000 in fiscal 2005. Interest income in fiscal 2006 included a one-time benefit of $18,000 from interest paid on the collection of Adelphia Communications receivables.

No income tax benefits were recorded in fiscal 2007 and 2006 due to an increase in the deferred tax asset valuation allowance of $271,000 and $1,038,000, respectively. At August 31, 2007, net deferred tax assets of $6,019,000 were fully reserved by a valuation allowance for the reasons set forth in the paragraph below.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence must be considered in judging the likelihood of realizing tax benefits. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses are one of the most difficult pieces of negative evidence to overcome in the absence of sufficient existing orders and backlog (versus forecasted future orders) supporting a return to profitability. Additional orders and backlog are currently needed to return to profitability in fiscal 2008. Our assessment in applying SFAS No. 109 indicated that a full valuation allowance for our net deferred tax assets was required as of August 31, 2007 and September 1, 2006.

At August 31, 2007, we had a federal net operating loss carryforward of $9,785,000, of which $1,604,000 expires in fiscal 2021, $1,296,000 in fiscal 2023, $3,396,000 in fiscal 2024, $1,454,000 in fiscal 2025, $1,755,000 in fiscal 2026 and $280,000 in fiscal 2027. Additionally, we had an alternative minimum tax credit of $138,000 and a state income tax credit of $199,000, expiring in fiscal 2009, all of which were fully offset by the valuation allowance.

Fiscal 2005 income tax expense of $4,169,000 was comprised of deferred federal and state tax expenses of $3,659,000 and $510,000, respectively. Federal and state tax expenses in fiscal 2005 included a fourth quarter noncash charge of $4,710,000 to provide a full valuation allowance for net deferred tax assets. The effect in fiscal 2005 was to reverse the benefits of net deferred tax assets that were recorded in prior years’ financial statements. These tax benefits, as well as the subsequent fiscal year increases in the deferred tax asset valuation allowance, will be available, prior to the expiration of carryforwards, to reduce future income tax expense resulting from earnings or increases in deferred tax liabilities.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgments. These policies are as follows:

Revenue Recognition – Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Revenues from separate extended service maintenance agreements are recognized ratably over the term of the agreements. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue. At August 31, 2007, deferred extended service maintenance revenues were $489,000 and deferred revenues related to future performance obligations were $285,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2008. We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by us. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the year ended August 31, 2007, revenues to two customers in the amount of $4,406,000 were recorded prior to delivery as bill and hold transactions. At August 31, 2007, accounts receivable for these revenues amounted to $2,718,000, of which $2,295,000 was paid subsequent to August 31, 2007.

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

Inventory Reserves – Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. We make inventory reserve provisions to properly reflect inventory value based on a review of inventory quantities on hand, sales forecasts, new products being developed and technology changes. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At August 31, 2007, inventories, net of reserve provisions, amounted to $3,380,000.

Capitalized Software Costs – Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At August 31, 2007, capitalized software costs, net of accumulated amortization, amounted to $1,242,000.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets is dependent on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. As discussed in the “Results of Operations” section of this MD&A, during the fourth quarter of fiscal 2005, we recorded a $4,710,000 non-cash income tax charge to establish a full valuation allowance against all of our net deferred tax assets. The valuation allowance increased $271,000 in fiscal 2007 and $1,038,000 in fiscal 2006. At August 31, 2007, net deferred tax assets of $6,019,000 were fully reserved by a valuation allowance.

Accounts Receivable Valuation – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At August 31, 2007, accounts receivable net of allowances for doubtful accounts amounted to $5,172,000.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2007, our primary source of liquidity was a $5,000,000 bank loan facility, which matures on September 30, 2008. Cash and cash equivalents decreased $952,000 in fiscal 2007 and at August 31, 2007 we had line of credit borrowings outstanding of $2,016,000. During fiscal 2007, the average daily balance outstanding was $1,098,000 and the highest outstanding balance was $3,296,000. At August 31, 2007, approximately $1,244,000 net of outstanding letters of credit of $407,000 was available to borrow under the advance formulas.

In addition, at August 31, 2007, we had land and buildings with a cost basis of $4,457,000 (including land held for sale of $354,000). Although land and buildings are subject to a lien under the loan facility, they are not currently used in the existing loan facility’s availability advance formulas and have no mortgage balances outstanding. While no assurances may be given, we believe these assets could be used to support additional overall borrowing capacities either with our existing bank or from other sources. During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Duluth (Johns Creek), Georgia (see Note 4 to the consolidated financial statements). Proceeds from the sale of the land would be used to pay any balances outstanding on the revolving line of credit.

Cash used by operating activities was $955,000 in fiscal 2007 while operating activities provided cash of $1,623,000 in fiscal 2006 and $1,659,000 in fiscal 2005. Fiscal 2007 net loss adjusted for expense provisions and depreciation and amortization (before working capital changes) provided cash of $2,401,000. Decreases in inventories and other assets provided cash of $266,000 while changes in accounts receivable and customer deposits used cash of $2,736,000. Changes in accounts payable, accrued expenses and deferred revenue used cash of $885,000.

Cash used by investing activities in fiscal 2007 was $1,970,000 compared to $1,734,000 in fiscal 2006 and $2,109,000 in fiscal 2005. In fiscal 2007, investing activities used cash of $256,000 for property and equipment expenditures, $1,528,000 for capitalized software additions and $186,000 for license agreements and legal fees related to the filing of applications for various patents and trademarks. Capitalized software expenditures were incurred primarily for the development of Compel® network control and MediaPlan® software, the iPump® Media Server, and MPEG-4/h.264 products. Property and equipment expenditures were for planned additions of principally manufacturing and engineering test equipment. Fiscal 2008 expenditures for investing activities are expected to approximate fiscal 2007 levels.

Financing activities in fiscal 2007 provided $2,016,000 of cash from the net line-of-credit borrowings and $57,000 from exercised stock options and used $100,000 of cash for loan facility fees. Financing activities in fiscal 2006 used $38,000 of cash for loan facility fees and in fiscal 2005 provided cash of $73,000 from exercised stock options and used $38,000 for loan facility fees.

Net accounts receivable increased $3,392,000 to $5,172,000 at August 31, 2007, from $1,780,000 at September 1, 2006, compared to $2,309,000 at September 2, 2005. The increase in fiscal 2007 was mainly due to accounts receivable related to one customer in the amount of $2,295,000, which was fully paid subsequent to August 31, 2007, and increased revenues in the fourth quarter of fiscal 2007 compared to the same period of fiscal 2006. The decrease in fiscal 2006 was mainly due to lower revenues in the fourth quarter of fiscal 2006 compared to the same period in fiscal 2005. The allowance for doubtful accounts was $251,000 at August 31, 2007, $301,000 at September 1, 2006 and $371,000 at September 2, 2005. In fiscal 2007 and 2006, reductions in the allowance for doubtful accounts provided benefits of $50,000 and $25,000, respectively. Write-offs were $46,000 in fiscal 2006 and $77,000 in fiscal 2005. Recoveries in fiscal 2006 were $1,000. Increases to the allowance and charges to general and administrative expense were $85,000 in fiscal 2005.

Customer deposits increased $606,000 to $1,871,000 at August 31, 2007, from $1,265,000 at September 1, 2006, primarily due to new customer orders requiring deposits in fiscal 2007. Customer deposits vary with the timing and terms of customer bookings.

Inventory before reserves decreased $227,000, or 3.0%, to $7,473,000 at August 31, 2007, from $7,700,000 at September 1, 2006. During fiscal 2007, inventory reserves were increased by provisions charged to cost of sales of $250,000. The increase in the provision was to provide additional reserves for 1) excess digital audio inventories, 2) potentially slow-moving inventories of earlier generations of other digital products, and 3) slower-moving analog products. These products continue to sell but at reduced quantities. Inventory reserves were increased by provisions charged to cost of sales of $250,000 in fiscal 2007, $350,000 in fiscal 2006 and $325,000 in fiscal 2005. Inventory reserves were decreased by write-offs of $300,000 in fiscal 2005 and none in fiscal 2007 and 2006. During fiscal 2007, a decrease in inventories provided $228,000 of cash, while in fiscal 2006 and 2005 inventory increases used cash of $252,000 and $442,000, respectively.

WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on September 30, 2008, or upon demand and requires an annual facility fee of 2% (previously 0.75%) of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (8.25% at August 31, 2007). The bank retained the right to adjust the interest rate, subject to the financial performance of the Company.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. In addition, the facility provides for advances in excess of the availability formulas of up to $1,000,000 during the term of the facility. The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation. At August 31, 2007, balances outstanding on the revolving line of credit amounted to $2,016,000. No borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers, which at August 31, 2007, amounted to $407,000.

At August 31, 2007, approximately $1,244,000, net of outstanding letters of credit, was available to borrow under the advance formulas. During fiscal 2007, the average daily balance outstanding was $1,098,000 and the highest outstanding balance was $3,296,000. During fiscal 2008 we expect the average daily balance to increase and we presently believe the loan facility will be sufficient to support operations over the next 12 months.

At August 31, 2007, we had land and buildings with a cost basis of $4,457,000 (including land held for sale of $354,000). Although land and buildings are subject to a lien under the loan facility, they are not currently used in the existing loan facility’s availability advance formulas and have no mortgage balances outstanding. While no assurances may be given, we believe these assets could be used to support additional overall borrowing capacities either with our existing bank or from other sources. During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Duluth (Johns Creek), Georgia (see Note 4 to the consolidated financial statements). Proceeds from the sale of the land would be used to pay any balances outstanding on the revolving line of credit.

Under the loan facility, we are required at the end of the first three quarters in fiscal 2007 and fiscal 2008, to maintain either a minimum tangible net worth or a minimum borrowing availability. At each fiscal year end we are required to maintain a minimum tangible net worth. In addition, we are to retain certain executive officers, maintain certain financial ratios, and are precluded from paying dividends. At August 31, 2007 and during fiscal 2007, we were in compliance with the covenants.

We have two manufacturing and purchasing agreements for certain finished goods inventories. At August 31, 2007, outstanding purchase commitments under these agreements amounted to $4,954,000. Pursuant to the above agreements, at August 31, 2007, we had outstanding letters of credit in the amount of $407,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of our long-term contractual obligations as of August 31, 2007 consisted of:

	Payments Due by Period
Contractual Obligations	Total	One Year	2 – 3 Years	4 – 5 Years
Operating leases	$106,000	$96,000	$10,000	$—
Bank line of credit	2,016,000	2,016,000	—	—
Purchase commitments	4,954,000	4,954,000	—	—

Total	$7,076,000	$7,066,000	$10,000	$—

OFF-BALANCE SHEET ARRANGEMENTS

At August 31, 2007, we had no off-balance sheet arrangements.

IMPACT OF INFLATION

We do not believe that inflation has had a material impact on revenues or expenses during the past three fiscal years.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to easily understand the effect of the company’s choice to use fair value on its earnings. Additionally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact of SFAS 159 which it will be required to adopt at the start of fiscal year 2009.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not”, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 will have a material impact on its financial position or results of operations.

In November 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-05, “Accounting for Purchase of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-04,” (“EITF 06-05”). EITF 06-05 reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The Task Force agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The Task Force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The Task Force also reached a consensus that a policy holder should determine the amount that could be realizable under the life insurance contract assuming the surrender of an individual-life by individual policy (or certificate by certificate in a group policy). The Task Force noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the amount that could be realized under the insurance contract. This consensus is effective for fiscal years beginning after December 15, 2006. We have not determined the impact, if any, that the adoption of this pronouncement will have on our consolidated financial statements.

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

WCI competes with companies that have substantially greater resources and a larger number of products, as well as with small specialized companies. Through relationships with technology partners and original equipment manufacturer (OEM) suppliers, we are positioned to provide end-to-end solutions to our customers. Competition in the market for our broadcast television and program originator products, including digital video equipment, is driven by timeliness, performance and price. Our broadcast digital video products in production are competitively priced, with unique, desirable features. The Compel® Network Control System creates a competitive advantage for us to drive Unity® receiver sales by providing regionalization of receiver control and spot advertisement. Compel®‘s advanced receiver grouping techniques have been covered under a patent which expires on January 15, 2008. Although no assurances may be given (see Item 1A. “Risk Factors” section above), the expiration of the Compel® patent is not expected to have a material adverse effect on our business and results of operations. We believe we are positioned to capitalize on the market trends in this business through careful development of products and market strategies. In the cable and telecom headend market we believe that our brand and the competitive position for our products is strong. Competition for radio network products, including our digital audio products, is aggressive and pricing is very competitive. Competition in the private network market is often different by vertical industry and requires unique sales and marketing efforts. We believe that success in all of our markets will depend on aggressive marketing and product development. There may be fluctuations in our revenues and operating results from quarter to quarter due to several factors, including the timing of significant orders from customers and the timing of new product introductions by us. We have invested a significant amount of financial resources to acquire certain raw materials, to incur direct labor and to contract to have specific outplant procedures performed on inventory in process. We purchased this inventory based upon previously known backlog and anticipated future sales, given existing knowledge of the marketplace. Our inventory reserve of $4,092,000 at August 31, 2007, is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that might occur should our sales efforts not be successful.

Sales to a relatively small number of major customers have typically comprised a majority of our revenues, and that trend is expected to continue throughout fiscal 2008 and beyond. Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, future revenues may fluctuate from quarter to quarter. Three customers accounted for 77.2% of the backlog expected to ship during fiscal 2008.

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

We have made significant investments in capitalized software, principally related to digital audio and video products. At August 31, 2007, capitalized software costs were $1,242,000. These costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives.

The industry in which we operate is subject to rapid technological changes and frequent product introductions. We expect to remain committed to research and development expenditures as required to compete effectively and maintain pace with the rapid technological changes in the communications industry and to support innovative engineering and design for future products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our revolving line of credit facility and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank’s prime rate (8.25% at August 31, 2007). At August 31, 2007, balances outstanding on the revolving line of credit amounted to $2,016,000.

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

The Audit Committee of the Board of Directors reviews the scope of the audits and the findings of the independent registered public accounting firm. The auditors meet regularly with the Audit Committee to discuss audit and financial reporting issues, with and without management present.

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

C. Troy Woodbury, Jr.
Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Wegener Corporation

Duluth, Georgia

We have audited the accompanying consolidated balance sheets of Wegener Corporation and subsidiaries as of August 31, 2007, and September 1, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wegener Corporation at August 31, 2007 and September 1, 2006, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia November 29, 2007	BDO Seidman, LLP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	August 31, 2007	September 1, 2006	September 2, 2005
Revenues, net	$21,546,029	$20,387,783	$21,902,373

Operating costs and expenses
Cost of products sold	13,962,644	13,831,311	13,934,298
Selling, general and administrative	5,162,848	6,315,485	5,945,784
Research and development	3,033,358	3,051,982	3,492,730

Operating costs and expenses	22,158,850	23,198,778	23,372,812

Operating loss	(612,821)	(2,810,995)	(1,470,439)
Interest expense	(149,590)	(97,919)	(59,256)
Interest income	9,649	25,919	27,356

Loss before income taxes	(752,762)	(2,882,995)	(1,502,339)

Income tax expense	—	—	(4,169,000)

Net loss	$(752,762)	$(2,882,995)	$(5,671,339)

Net loss per share
Basic	$(.06)	$(.23)	$(.45)
Diluted	$(.06)	$(.23)	$(.45)

Shares used in per share calculation
Basic	12,614,007	12,579,051	12,561,666
Diluted	12,614,007	12,579,051	12,561,666

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	August 31, 2007	September 1, 2006
Assets

Current assets
Cash and cash equivalents	$6,728	$958,784
Accounts receivable, net	5,172,348	1,780,121
Inventories, net	3,380,410	3,858,027
Other	194,847	233,127

Total current assets	8,754,333	6,830,059

Property and equipment, net	1,777,677	2,288,148
Capitalized software costs, net	1,241,577	1,229,790
Other assets	684,238	779,968
Land held for sale	353,712	—

Total assets	$12,811,537	$11,127,965

Liabilities and Shareholders’ Equity

Current liabilities
Bank line of credit	$2,015,704	$—
Accounts payable	1,145,327	1,526,309
Accrued expenses	2,609,222	2,153,712
Deferred revenue	774,183	1,108,736
Customer deposits	1,870,673	1,264,805

Total current liabilities	8,415,109	6,053,562

Commitments and contingencies

Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 12,647,051 and 12,579,051 shares respectively, issued and outstanding	126,471	125,791
Additional paid-in capital	19,999,022	19,924,915
Deficit	(15,729,065)	(14,976,303)

Total shareholders’ equity	4,396,428	5,074,403

Total liabilities and shareholders’ equity	$12,811,537	$11,127,965

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deficit
	Shares	Amount
BALANCE at September 3, 2004	12,526,051	$125,261	$19,819,549	$(6,421,969)

Common stock issued through stock options	53,000	530	72,933	—
Net loss for the year	—	—	—	(5,671,339)

BALANCE at September 2, 2005	12,579,051	$125,791	$19,892,482	$(12,093,308)

Share-based compensation	—	—	32,433	—
Net loss for the year	—	—	—	(2,882,995)

BALANCE at September 1, 2006	12,579,051	$125,791	$19,924,915	$(14,976,303)

Common stock issued through stock options	68,000	680	56,440	—
Share-based compensation	—	—	17,667	—
Net loss for the year	—	—	—	(752,762)

BALANCE at August 31, 2007	12,647,051	$126,471	$19,999,022	$(15,729,065)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	August 31, 2007	September 1, 2006	September 2, 2005
Cash flows from operating activities
Net loss	$(752,762)	$(2,882,995)	$(5,671,339)
Adjustments to reconcile net loss to cash (used for) provided by operating activities
Depreciation and amortization	2,311,047	2,671,963	2,150,961
Share-based compensation expense	17,667	32,433	—
(Recovery) provision for bad debts	(50,000)	(25,000)	85,000
Provision for inventory reserves	250,000	350,000	325,000
Provision for deferred income taxes	—	—	4,169,000
Provision for warranty reserves	625,000	110,000	120,000
Changes in assets and liabilities
Accounts receivable	(3,342,227)	553,987	85,604
Inventories	227,617	(251,605)	(441,582)
Other assets	38,281	(1,947)	52,111
Accounts payable	(380,982)	635,745	(403,000)
Accrued expenses	(169,490)	(179,746)	454,404
Deferred revenue	(334,553)	899,741	138,930
Customer deposits	605,868	(288,955)	593,668

Net cash (used for) provided by operating activities	(954,534)	1,623,621	1,658,757

Cash flows from investing activities
Property and equipment expenditures	(256,085)	(221,085)	(355,321)
Capitalized software additions	(1,528,343)	(1,399,448)	(1,553,139)
License agreements, patents, and trademark expenditures	(185,918)	(113,676)	(200,149)

Net cash used for investing activities	(1,970,346)	(1,734,209)	(2,108,609)

Cash flows from financing activities
Net change in borrowings under revolving line-of-credit	2,015,704	—	—
Loan facility fees	(100,000)	(37,500)	(37,500)
Proceeds from stock options exercised	57,120	—	73,463

Net cash provided by (used for) financing activities	1,972,824	(37,500)	35,963

Decrease in cash and cash equivalents	(952,056)	(148,088)	(413,889)
Cash and cash equivalents, beginning of year	958,784	1,106,872	1,520,761

Cash and cash equivalents, end of year	$6,728	$958,784	$1,106,872

Supplementary information:
Cash paid for interest	$149,590	$97,919	$59,256
Non-cash transactions:
Share-based compensation expense	$18,000	$32,000	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation. The financial statements include the accounts of Wegener Corporation (WGNR, “we,” “our,” “us” or the “Company”) and its wholly-owned subsidiaries. Wegener Communications, Inc. (WCI) designs, manufactures and distributes satellite communications electronics equipment in the U.S. and internationally. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Examples include valuation allowances for deferred tax assets, and provisions for bad debts, inventory obsolescence and warranties. Actual results could vary from these estimates.

Reclassifications. Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to the 2007 presentation.

Fiscal Year. The Company operates on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal years 2007, 2006 and 2005 contained 52 weeks. All references herein to 2007, 2006 and 2005, refer to the fiscal years ending August 31, 2007, September 1, 2006, and September 2, 2005, respectively.

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash balances consist of checking account balances. At August 31, 2007, cash and cash equivalents consisted entirely of cash. At September 1, 2006, cash equivalents consisted of bank commercial paper in the amount of $982,000. At September 1, 2006, cash and cash equivalent balances were offset by outstanding checks that had not cleared our bank in the amount of $119,000.

Accounts Receivable. Accounts receivables are stated at the amounts billed to customers under normal trade terms, less an allowance for doubtfull accounts. Credit is extended based on the evaluation of the customer’s financial condition. The allowance for doubtful accounts is provided based upon a review of individual customer accounts, historical payment information and existing economic conditions. Accounts receivable standard terms are net 30 days from date of invoice. Receivables are charged to the allowance for doubtful accounts when all attempts to collect have failed and they are determined to be uncollectible.

The Company’s policy is not to require collateral on accounts receivable. However, in certain circumstances letters of credit or deposits may be required from customers. The Company is subject to concentrations of credit risk principally through its accounts receivable. At August 31, 2007, one customer accounted for approximately 40.6% of our accounts receivable, which was paid in full subsequent to August 31, 2007. At September 1, 2006, two customers accounted for 31.9% and 15.1%, respectively, of our accounts receivable.

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

Revenue Recognition. Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue. At August 31, 2007, deferred extended service maintenance revenues were $489,000 and deferred revenues related to future performance obligations were $285,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2008.

We have recognized revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by them, and no additional performance obligations by the Company exist. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the year ended August 31, 2007, revenues attributable to two customers in the amount of $4,406,000 were recorded prior to delivery as bill and hold transactions. At August 31, 2007, accounts receivable for these revenues amounted to $2,718,000, of which $2,295,000 was paid subsequent to August 31, 2007.

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

Research and Development/Capitalized Software Costs. We expense research and development costs, including expenditures related to development of our software products that do not qualify for capitalization. Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. This has resulted in amortization periods of primarily three years. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives. Software development costs capitalized during fiscal 2007, 2006 and 2005, totaled $1,528,000, $1,399,000 and $1,553,000, respectively. Amortization expense, included in cost of products sold, was $1,517,000, $1,936,000 and $1,454,000 for the same periods, respectively. Capitalized software costs, net of accumulated amortization, were $1,242,000 at August 31, 2007 and $1,230,000 at September 1, 2006. Accumulated amortization amounted to $11,507,000 at August 31, 2007 and $9,990,000 at September 1, 2006.

Advertising and Sales Promotion Expenses. The Company’s policy is to expense advertising and sales promotion costs as incurred. Advertising and sales promotion expenses include media advertising, trade shows, customer events, product literature and market research costs. These expenses totaled $329,000, $277,000 and $266,000 for fiscal years 2007, 2006 and 2005, respectively.

Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Share-Based Compensation. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS 123R September 3, 2005, the first day of fiscal 2006, using the Modified Prospective Application Method. Under this method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS 123R for the year ended September 1, 2006, was an increase of $32,000 to selling, general and administrative expenses. For the year ended August 31, 2007, stock-based compensation expense included in selling, general and administrative expenses amounted to $18,000. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

The following table includes disclosures required by SFAS No. 123, as amended by SFAS No. 148, and illustrates the effect on net earnings (loss) and net earnings (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123R:

Year ended September 2, 2005
Net loss
As Reported	$(5,671,339)
Add:
Compensation cost included in reported net loss	—
Deduct:
Compensation cost using the fair value method, net of tax	(285,224)

Pro Forma	$(5,956,563)

Loss per share
As Reported
Basic	$(.45)
Diluted	(.45)
Pro Forma
Basic	(.47)
Diluted	(.47)

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

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended
	August 31, 2007	September 1, 2006	September 2, 2005
Risk free interest rate	4.70%	4.41%	4.13%
Expected term	10.0 years	5.6 years	4.9 years
Volatility	90%	90%	90%
Expected annual dividends	none	none	none
Forfeiture rate	—	—	—

The weighted average fair value of options granted was as follows:

	Year ended
	August 31, 2007	September 1, 2006	September 2, 2005
Per share option value	$.90	$1.07	$1.11
Aggregate total	$16,000	$34,100	$180,877

As of August 31, 2007, no compensation costs related to non-vested stock options remain to be recognized.

Income Taxes. Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes. Deferred tax assets or liabilities are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income (loss) and for tax credit and loss carryforwards based on enacted tax laws and rates. Valuation allowances are established to reduce deferred tax assets to amounts that we expect are more likely than not realizable. At August 31, 2007, net deferred tax assets were fully offset by a valuation allowance of $6,019,000.

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

The following tables represent required disclosure of the reconciliation of the earnings and shares of the basic and diluted net earnings (loss) per share computations:

	Year ended
	August 31, 2007	September 1, 2006	September 2, 2005
Basic
Net loss	$(752,762)	$(2,882,995)	$(5,671,339)

Weighted average shares outstanding	12,614,007	12,579,051	12,561,666

Net loss per share	$(.06)	$(.23)	$(.45)

Diluted
Net loss	$(752,762)	$(2,882,995)	$(5,671,339)

Weighted average shares outstanding	12,614,007	12,579,051	12,561,666
Effect of dilutive potential common shares:
Stock options	—	—	—

Total	12,614,007	12,579,051	12,561,666

Net loss per share	$(.06)	$(.23)	$(.45)

Stock options excluded from the diluted loss per share calculation due to their antidilutive effect are as follows:

	Year ended
	August 31, 2007	September 1, 2006	September 2, 2005
Common stock options:
Number of shares	971,531	1,282,531	1,313,531
Range of exercise prices	$.63 to $2.72	$.63 to $2.72	$.63 to $2.72

Financial Instruments. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and long and short-term borrowings. The fair value of these instruments approximates their recorded value. We do not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of August 31, 2007.

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

Recently Issued Accounting Standards. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to easily understand the effect of the company’s choice to use fair value on its earnings. Additionally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. We are currently assessing the impact of SFAS 159 which we will be required to adopt at the start of fiscal year 2009.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. SAB 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of SFAS 157 on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not,” based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 will have a material impact on our financial position or results of operations.

In November 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-05, “Accounting for Purchase of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-04,” (“EITF 06-05”). EITF 06-05 reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The Task Force agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The Task Force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The Task Force also reached a consensus that a policy holder should determine the amount that could be realizable under the life insurance contract assuming the surrender of an individual-life by individual policy (or certificate by certificate in a group policy). The Task Force noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the amount that could be realized under the insurance contract. This consensus is effective for fiscal years beginning after December 15, 2006. We have not determined the impact, if any, that the adoption of this pronouncement will have on our consolidated financial statements.

2. Accounts Receivable

Accounts receivable are summarized as follows:

	August 31, 2007	September 1, 2006
Accounts receivable – trade	$5,345,196	$2,004,625
Other receivables	78,468	76,508

	5,423,664	2,081,133

Less allowance for doubtful accounts	(251,316)	(301,012)

Accounts receivable, net	$5,172,348	$1,780,121

3. Inventories

Inventories are summarized as follows:

	August 31, 2007	September 1, 2006
Raw materials	$3,482,396	$3,834,953
Work-in-process	962,286	887,142
Finished goods	3,028,041	2,978,245

	7,472,723	7,700,340

Less inventory reserves	(4,092,313)	(3,842,313)

Inventories, net	$3,380,410	$3,858,027

We have invested a significant amount of financial resources to acquire certain raw materials, sub-assemblies and finished goods, to incur direct labor and to contract to have specific outplant procedures performed on certain inventory in process. We purchased this inventory based upon prior backlog and anticipated future sales based upon our existing knowledge of the marketplace. Our inventory reserve of approximately $4,092,000 at August 31, 2007, is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that is reasonably possible should our sales efforts not be successful.

4. Land Held for Sale

During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Duluth (Johns Creek), Georgia. The Company evaluated the criteria of SFAS No. 144 (as amended), “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) and concluded that these assets qualified as assets held for sale. In accordance with SFAS No. 144, the land was reclassified to land held for sale at its historic carrying value of $354,000 (lower of carrying amount or fair value less costs to sell) in the consolidated balance sheet as of August 31, 2007. The land was acquired in August 1989 and no impairment charges were recorded related to the reclassification.

5. Property and Equipment

Major classes of property and equipment consist of the following:

	Estimated Useful Lives (Years)	August 31, 2007	September 1, 2006
Land	—	$353,498	$707,210
Buildings and improvements	3-30	3,751,290	3,751,290
Machinery and equipment	3-5	10,176,288	9,710,969
Furniture and fixtures	5	584,879	601,865
Application software	3-5	—	737,090

Total property and equipment		14,865,955	15,508,424

Less accumulated depreciation and amortization		(13,088,278)	(13,220,276)

Property and equipment, net		$1,777,677	$2,288,148

Depreciation expense for fiscal 2007, 2006 and 2005, totaled approximately $413,000, $454,000, and $534,000, respectively. Assets recorded under a capital lease included in property and equipment at August 31, 2007, are machinery and equipment of approximately $613,000 which were fully amortized. Repair and maintenance expenses amounted to $220,000, $214,000 and $217,000 during fiscal years 2007, 2006 and 2005, respectively.

6. Other Assets

Other assets consisted of the following:

	August 31, 2007
	Cost	Accumulated Amortization	Net
License agreements	$933,800	$(862,198)	$71,602
Patents and patent applications	472,551	(14,006)	458,545
Trademarks and trademark applications	89,736	(25,867)	63,869
Loan facility fees	137,500	(54,167)	83,333
Other	6,889	—	6,889

	$1,640,476	$(956,238)	$684,238

	September 1, 2006
	Cost	Accumulated Amortization	Net
License agreements	$798,800	$(550,037)	$248,763
Patents and patent applications	421,633	(2,252)	419,381
Trademarks and trademark applications	89,736	(16,051)	73,685
Loan facility fees	37,500	(6,250)	31,250
Other	6,889	—	6,889

	$1,354,558	$(574,590)	$779,968

Amortization expense of other assets amounted to $381,000, $244,000, and $163,000 for fiscal years 2007, 2006 and 2005, respectively. Amortization expense for the years ended August 31, 2007 and September 1, 2006 included $111,000 and $85,000, respectively, related to write-offs of remaining net balances of certain license agreements due to termination of the agreements.

We conduct an ongoing review of our intellectual property rights and potential trademarks. As of August 31, 2007, we incurred legal fees of $342,000 related to the filing of applications for various patents and $38,000 related to the filing of trademarks. Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life of the patents and trademarks or their estimated useful lives of four to ten years. If it becomes more likely than not that the patent application will not be granted, we will write off the deferred cost at that time. At August 31,

2007, the cost of registered patents and trademarks amounted to $131,000 and $52,000, respectively. License agreements are amortized over their estimated useful life of one to five years. Loan facility fees are amortized over twelve months.

During the second quarter of fiscal 2003, we entered into a license agreement with StarGuide Digital Networks, Inc., a Nevada corporation. This agreement granted a number of limited licenses of StarGuide patents related to delivering IP data by satellite and store/forward audio. These licenses extend to and conclude upon the last to expire of any licensed patent. This license will be fully amortized in the first half of fiscal 2008 and requires no additional renewal fee. The agreement provides for a continuing running royalty payment on certain of our products. We believe that these royalties will not have a material adverse effect on our financial condition or results of operations. In addition, as of August 31, 2007, we have entered into seven other license agreements for utilization of various technologies. These agreements generally are for a one year period and with annual renewal fees currently ranging from $10,000 to $15,000. In addition. these agreements currently require royalty payments, or may require future royalties for products under development, none of which are expected to have a material adverse effect on our financial condition or results of operations.

7. Accrued Expenses

Accrued expenses consist of the following:

	August 31, 2007	September 1, 2006
Vacation	$541,503	$523,077
Payroll and related expenses	382,690	355,185
Royalties	76,989	64,388
Warranty	534,052	334,674
Taxes and insurance	61,935	63,962
Commissions	104,876	150,648
Professional fees	425,433	436,298
Other	481,744	225,480

	$2,609,222	$2,153,712

Accrued Warranty

We warrant our products for a 12 to 14 month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. We expense costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty liabilities amounted to $534,000 at August 31, 2007 and $335,000 at September 1, 2006. For the fiscal year ended August 31, 2007, the accrual was increased by $625,000 and reduced by $426,000 for satisfied warranty claims. Warranty expense recognized during the year ended August 31, 2007, amounted to $625,000. For the fiscal year ended September 1, 2006, the accrual was increased by $110,000. Warranty expense recognized during the year ended September 1, 2006, amounted to $110,000. The warranty expense increase in fiscal 2007 compared to fiscal 2006 was primarily related to new product introductions. For the fiscal year ended September 2, 2005, the accrual was increased by $120,000 and reduced by $47,000 for satisfied warranty claims. Warranty expense recognized during the year ended September 2, 2005, amounted to $120,000.

8. Deferred Revenue

Deferred revenue consists of the unrecognized revenue portion of extended service maintenance contracts and estimates of revenue related to future performance obligations. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. At August 31, 2007, deferred extended service maintenance revenues were $489,000 and deferred revenues related to future performance obligations were $285,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2008.

9. Liquidity

Revolving Line of Credit and Term Loan Facility

WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on September 30, 2008, or upon demand and requires an annual facility fee of

2% (previously 0.75%) of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (8.25% at August 31, 2007). The bank retained the right to adjust the interest rate, subject to the financial performance of the Company.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. In addition, the facility provides for advances in excess of the availability formulas of up to $1,000,000 during the term of the facility. The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation. At August 31, 2007, balances outstanding on the revolving line of credit amounted to $2,016,000. No borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers, which at August 31, 2007, amounted to $407,000.

At August 31, 2007, approximately $1,244,000, net of outstanding letters of credit, was available to borrow under the advance formulas. During fiscal 2007, the average daily balance outstanding was $1,098,000 and the highest outstanding balance was $3,296,000. During fiscal 2008 we expect the average daily balance to increase. We believe the loan facility will be sufficient to support operations over the next 12 months.

At August 31, 2007, we had land and buildings with a cost basis of $4,457,000 (including land held for sale of $354,000). Although land and buildings are subject to a lien under the loan facility, they are not currently used in the existing loan facility’s availability advance formulas and have no mortgage balances outstanding. While no assurances may be given, we believe these assets could be used to support additional overall borrowing capacities either with our existing bank or from other sources. During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Duluth (Johns Creek), Georgia (see note 4 to the consolidated financial statements). Proceeds from the sale of the land would be used to pay any balances outstanding on the revolving line of credit.

The loan facility required at the end of the first three quarters in fiscal 2007 and quarterly will require in fiscal 2008, us to maintain either a minimum tangible net worth or a minimum borrowing availability. At each fiscal year end we are required to maintain a minimum tangible net worth. In addition, we are to retain certain executive officers, maintain certain financial ratios, and are precluded from paying dividends. At August 31, 2007 and during fiscal 2007, we were in compliance with the covenants.

10. Income Taxes

The provision for income tax (expense) benefit consists of the following:

	Year ended
	August 31, 2007	September 1, 2006	September 2, 2005
Current
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred
Federal	—	—	(3,659,000)
State	—	—	(510,000)

	—	—	(4,169,000)

Total	$—	$—	$(4,169,000)

No income tax benefits were recorded in fiscal 2007 and 2006 due to an increase in the deferred tax asset valuation allowance of $271,000 in fiscal 2007 and $1,038,000 in fiscal 2006 as discussed below.

Fiscal 2005 income tax expense of $4,169,000 was comprised of deferred federal and state tax expenses of $3,659,000 and $510,000, respectively. Federal and state tax expenses in fiscal 2005 included a fourth quarter noncash charge of $4,710,000 to provide a full valuation allowance for net deferred tax assets. The effect in fiscal 2005 was to reverse the benefits of net deferred tax assets that were recorded in prior years’ financial statements. These tax benefits, as well as the subsequent fiscal year increases in the deferred tax asset valuation allowance, will be available, prior to the expiration of carryforwards, to reduce future income tax expense resulting from earnings or increases in deferred tax liabilities.

The effective income tax rate differs from the U.S. federal statutory rate as follows:

	Year ended
	August 31, 2007	September 1, 2006	September 2, 2005
Statutory U.S. income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefits	2.0	2.0	2.0
Valuation allowance	(36.0)	(36.0)	(313.5)
Non-deductible expenses	(0.4)	(0.2)	(0.2)
Other, net	0.4	0.2	0.2

Effective income tax rate	—%	—%	(277.5)%

The effective tax rate for fiscal 2007, 2006 and 2005 reflected the recording of a full valuation allowance against net deferred tax assets as further discussed below.

Deferred tax assets and liabilities that arise as a result of temporary differences are as follows:

	August 31, 2007	September 1, 2006
Deferred tax assets (liabilities):
Accounts receivable and inventory reserves	$2,148,000	$2,070,000
Accrued expenses	409,000	329,000
Net operating loss carryforwards	3,644,000	3,543,000
Credit carryforwards	199,000	199,000
AMT credit carryovers	138,000	138,000
Depreciation	141,000	130,000
Capitalized software costs	(472,000)	(467,000)
Other	(186,000)	(194,000)

Deferred tax assets	6,019,000	5,748,000
Valuation allowance	(6,019,000)	(5,748,000)

Net deferred tax asset	$—	$—

Consolidated balance sheet classifications:
Current deferred tax asset	$2,442,000	$2,278,000
Noncurrent deferred tax asset	3,577,000	3,470,000
Valuation allowance	(6,019,000)	(5,748,000)

Net deferred tax asset	$—	$—

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence was considered in judging the likelihood of realizing tax benefits. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses is one of the most difficult pieces of negative evidence to overcome in the absence of sufficient existing orders and backlog (versus forecasted future orders) supporting a return to profitability. Our assessment in applying SFAS No. 109 indicated that a full valuation allowance for our net deferred tax assets was required as of August 31, 2007 and September 1, 2006. The valuation allowance increased $271,000 in fiscal 2007. At August 31, 2007, net deferred tax assets of $6,019,000 were fully reserved by a valuation allowance.

At August 31, 2007, we had a federal net operating loss carryforward of $9,785,000, of which $1,604,000 expires in fiscal 2021, $1,296,000 in fiscal 2023, $3,396,000 in fiscal 2024, $1,454,000 in fiscal 2025, $1,755,000 in fiscal

2026 and $280,000 in fiscal 2027. Additionally, we had an alternative minimum tax credit of $138,000 and a state income tax credit of $199,000, expiring in fiscal 2009, all of which were fully offset by the valuation allowance.

11. Share-Based Compensation Plans

1998 Incentive Plan. On February 26, 1998, our stockholders approved the 1998 Incentive Plan (the “1998 Plan”). The effective date of the 1998 Plan is January 1, 1998 and the 1998 Plan has a ten-year term. The Plan provides for awards of up to an aggregate of 2,000,000 shares of common stock which may be represented by (i) incentive or nonqualified stock options, (ii) stock appreciation rights (tandem and free-standing), (iii) restricted stock, (iv) deferred stock, or (v) performance units entitling the holder, upon satisfaction of certain performance criteria, to awards of common stock or cash. In addition, the 1998 Plan provides for loans and supplemental cash payments to persons participating in the 1998 Plan in connection with awards granted. Eligible participants include officers and other key employees, non-employee directors, consultants and advisors to the Company. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights may not be less than 100% of the fair market value on the date of grant or, in the case of an option granted to a 10% or greater stockholder, not less than 110% of the fair market value on the date of grant. The exercise price for any other option and stock appreciation rights shall be at least 75% of the fair market value on the date of grant. The exercise period for nonqualified stock options may not exceed ten years and one day from the date of the grant, and the expiration period for incentive stock options or stock appreciation rights shall not exceed ten years from the date of the grant (five years for a 10% or greater stockholder). The 1998 Plan contains an automatic option grant program to non-employee members of the Board of Directors. Such members will each be granted an option to purchase 3,000 shares of common stock on the last day of each December on which regular trading occurs on the NASDAQ Stock Market, at an exercise price equal to the fair market value of such stock on the date of grant. Such options will be exercisable during the period of ten years and one day from the date of grant of the option. On December 31, 2006, the six non-employee directors were granted options to purchase an aggregate of 18,000 shares at an exercise price of $1.03. During fiscal 2006, an option to purchase 20,000 shares (10,000 shares vesting upon issuance and 10,000 vesting in one year from date of issue) at an exercise price of $1.70 was granted to a new employee. On December 31, 2005 and 2004, the four non-employee directors were granted options to purchase an aggregate of 12,000 shares at an exercise price of $1.34 and $2.50, respectively. Additionally, during fiscal 2005, a non-employee director was granted an option to purchase 10,000 shares at an exercise price of $1.38 and an option to purchase 153,000 shares at an exercise price of $1.29 was granted to an officer of the Company to replace an option for the same number of shares which expired in fiscal 2005. During fiscal 2005, options for 21,000 shares were exercised with exercise prices ranging from $0.84 to $2.31 and options for 157,250 shares were forfeited. Effective as of September 2, 2005, the Board of Directors approved the acceleration of vesting on all remaining unvested out-of-the-money options. Options for 346,000 shares, exercisable at $2.21, became fully vested on September 2, 2005. Of these options, 75% were scheduled to vest over the next three years. The purpose of the vesting acceleration was to reduce the expense that would be associated with these options in accordance with the adoption of SFAS No.123R. At August 31, 2007, options for 784,669 shares of common stock were available for future issuance.

1989 Directors’ Incentive Plan. On January 9, 1990, the stockholders approved the Wegener Corporation 1989 Directors' Incentive Plan, permitting certain participating directors of the Company to be eligible to receive incentive awards consisting of common stock of the Company, performance units or stock appreciation rights payable in stock or cash, or nonqualified stock options to purchase such stock, or any combination of the foregoing, together with supplemental cash payments. During the second quarter of fiscal 1995, the Company amended the 1989 Directors’ Stock Option Plan to increase the aggregate number of shares of common stock that may be awarded from 100,000 to 300,000 shares; to remove the ineligibility provision for certain directors; and to grant annually to each non-employee director, options to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of such stock on the date of grant. The exercise price per share for nonqualified stock options or stock appreciation rights could not be less than 85% of fair market value on the date the award is made or not more than nine trading days immediately preceding such date. The expiration period for a nonqualified stock option was ten years and one day from the date of the grant. The expiration period for stock appreciation rights, including any extension, could not exceed ten years from the date of grant. This plan terminated and expired effective December 1, 1999. During fiscal 2005, options for 32,000 shares were exercised at $1.44 and $1.41 and options for 179,000 shares were forfeited. At August 31, 2007, options for 54,000 shares of common stock remained outstanding under the 1989 Directors’ Incentive Plan.

Other Options. During fiscal 2005, an option for 100,000 shares was forfeited.

A summary of stock option transactions for the above plans follows:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at
September 3, 2004	1,627,781	$.63 – 5.63	$1.89
Granted	175,000	1.29 – 2.50	1.38
Exercised	(53,000)	.63 – 2.31	1.39
Forfeited or cancelled	(436,250)	.84 – 5.63	2.68

Outstanding at
September 2, 2005	1,313,531	$.63 – 2.72	$1.58
Granted	32,000	1.34 – 1.70	1.57
Forfeited or cancelled	(63,000)	.84 – 5.63	2.01

Outstanding at
September 1, 2006	1,282,531	$.63 – 2.72	$1.56
Granted	18,000	1.03	1.03
Exercised	(68,000)	.84	.84
Forfeited or cancelled	(261,000)	.84 – 2.39	1.75

Outstanding at August 31, 2007	971,531	$.63 – 2.72	$1.55
Available for issue at August 31, 2007	784,669	—	—

Options exercisable at:
August 31, 2007	971,531	$.63 – 2.72	$1.55
September 1, 2006	1,272,531	$.63 – 2.72	$1.56

The weighted average remaining contractual life of options outstanding and exercisable at August 31, 2007, was four years. The aggregate intrinsic value of options outstanding and exercisable at August 31, 2007 was $91,000. The weighted average grant-date fair value of options granted during fiscal years 2007, 2006 and 2005 was $1.03, $1.07 and $1.13, respectively.

12. Employee Benefit Plans

WCI has a 401(k) Profit Sharing Plan and Trust covering substantially all employees. Amounts to be contributed to the plan each year are subject to the approval of the Board of Directors. No profit sharing contributions were declared for fiscal years 2007, 2006 and 2005.

Eligible WCI employees are permitted to make contributions, up to certain regulatory limits, to the plan on a tax deferred basis under Section 401(k) of the Internal Revenue Code. The plan provides for a minimum Company matching contribution on a quarterly basis at the rate of 25% of employee contributions with a quarterly discretionary match. During fiscal years 2007, 2006 and 2005, an additional discretionary matching contribution of 25% of employee contributions was made for all quarters. All matching contributions are in the form of Company stock or cash at the discretion of the Board of Directors. During fiscal 2007, 2006 and 2005, all matching contributions in the amount of $288,000, $258,000 and $262,000, respectively, were in the form of cash.

13. Segment Information and Concentrations

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

In this single operating segment we have three sources of revenues as follows:

	Year ended
	August 31, 2007	September 1, 2006	September 2, 2005
Direct Broadcast Satellite	$20,821,987	$19,681,011	$21,045,385
Analog and Custom Products	129,529	129,218	259,939
Service	594,513	577,554	597,049

Revenues, net	$21,546,029	$20,387,783	$21,902,373

Concentration of products representing 10% or more of the year’s revenues are as follows:

	Year ended
Products	August 31, 2007		September 1, 2006	September 2, 2005
iPump Media Server	32.0%		(a )	11.6%
Unity 4600 and 4650	20.6%		12.0%	12.6%
Unity 201 audio receiver	(a	)	17.5%	18.6%
Nave IIc	(a	)	10.7%	(a )
Uplink Equipment	(a	)	(a )	12.0%

(a)	Revenues for the year were less than 10% of total revenues.

Products representing 10% or more of annual revenues are subject to fluctuations from year to year as new products and technologies are introduced, new product features and enhancements are added and as customers upgrade or expand their network operations. Fiscal 2007 product mix featured new iPump® products for broadcast radio customers adopting store and forward technologies in their network upgrades and a new customer for a digital signage network. The Unity® 4600 and 4650 products benefited from a new cable network and expansion of high definition television distribution by cable headends. A new Unity® 201 audio receiver for business music applications was developed during fiscal 2007 and began shipping in the first quarter of fiscal 2008.

Revenues by geographic areas are as follows:

	Year ended
	August 31, 2007	September 1, 2006	September 2, 2005
Geographic Area
United States	$16,257,878	$16,992,280	$21,370,574
Canada	258,889	163,754	109,685
Europe	1,739,715	3,082,301	186,403
Latin America and Mexico	3,272,959	102,183	195,686
Other	16,588	47,265	40,025

Revenues, net	$21,546,029	$20,387,783	$21,902,373

Revenues attributed to geographic areas are based on the location of the customer. All of our assets are located in the United States.

We sell to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network and data communications industries. Customers representing 10% or more of the year’s revenues are as follows:

	Year ended
	August 31, 2007		September 1, 2006		September 2, 2005
Customer 1	15.4%		(a	)	(a	)
Customer 2	14.2		(a	)	(a	)
Customer 3	10.3		(a	)	(a	)
Customer 4	(a	)	21.8%		22.5%
Customer 5	(a	)	10.7		14.1
Customer 6	(a	)	10.5		13.0
Customer 7	(a	)	(a	)	10.3

(a)	Revenues for the year were less than 10% of total revenues.

Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2008 and beyond. Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, future revenue levels may fluctuate from quarter to quarter.

At August 31, 2007, one customer accounted for more than 10% of our accounts receivable, while at September 1, 2006, two customers accounted for more than 10% of our accounts receivable. When deemed appropriate, we use letters of credit and credit insurance to mitigate the credit risk associated with foreign sales.

During fiscal 2007 and 2006, we used two offshore manufacturers for a significant amount of our finished goods or component inventories. These two offshore manufacturers accounted for approximately 41% and 23% of inventory purchases in fiscal 2007 and 26% and 10% in fiscal 2006. They have facilities located in Taiwan and the Peoples Republic of China. If these suppliers are unable to meet the Company’s needs, losses of potential customers could result, which could adversely affect operating results.

14. Commitments and Contingencies

We have two manufacturing and purchasing agreements for certain finished goods inventories. At August 31, 2007, outstanding purchase commitments under these agreements amounted to $4,954,000. Pursuant to the above agreements, at August 31, 2007, we had outstanding letters of credit in the amount of $407,000.

We lease certain office and manufacturing facilities, vehicles and equipment under long-term noncancelable operating leases that expire through fiscal 2009. Future minimum lease commitments are approximately as follows: 2008-$96,000; 2009-$6,000; 2010-$4,000. Rent expense under all leases was approximately $210,000, $213,000 and $230,000 for fiscal years 2007, 2006 and 2005, respectively.

From time to time in the ordinary course of business, we have become a defendant in various types of legal proceedings. We presently do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. (See also Item 3. Legal Proceedings)

15. Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Year
Fiscal 2007
Revenues, net	$4,783,477	$4,770,665	$6,247,080	$5,744,807	$21,546,029
Gross profit	1,177,975	1,949,115	2,271,944	2,184,351	7,583,385
Operating income (loss)	(941,506)	(162,163)	290,122	200,726	(612,821)
Net earnings (loss)	(961,950)	(183,274)	250,702	141,760	(752,762)
Net earnings (loss) per share
Basic	(.08)	(.01)	.02	.01	(.06)
Diluted	(.08)	(.01)	.02	.01	(.06)
Fiscal 2006
Revenues, net	$4,984,633	$4,579,558	$6,607,740	$4,215,852	$20,387,783
Gross profit	1,633,173	1,520,656	2,410,026	992,617	6,556,472
Operating income (loss)	(640,563)	(1,083,664)	179,392	(1,266,160)	(2,810,995)
Net earnings (loss)	(642,502)	(1,101,631)	137,776	(1,276,638)	(2,882,995)
Net earnings (loss) per share
Basic	(.05)	(.09)	.01	(.10)	(.23)
Diluted	(.05)	(.09)	.01	(.10)	(.23)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (August 31, 2007). Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9A (T). CONTROLS AND PROCEDURES

Not applicable

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information contained in the Proxy Statement pertaining to the 2008 Annual Meeting of Stockholders (Proxy Statement) is incorporated herein by reference in partial response to this item. See also Item 1. “Business - Executive Officers of the Registrant” on page 13 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

Information contained in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained in the Proxy Statement is incorporated herein by reference in response to this item. See also Item 5, “MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES-Equity Compensation Plan Information” on page 20 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets – August 31, 2007 and September 1, 2006.

Consolidated Statements of Operations - Years ended August 31, 2007, September 1, 2006 and September 2, 2005.

Consolidated Statements of Shareholders' Equity - Years ended August 31, 2007, September 1, 2006 and September 2, 2005.

Consolidated Statements of Cash Flows - Years ended August 31, 2007, September 1, 2006 and September 2, 2005.

Notes to Consolidated Financial Statements.

Separate financial statements of the Registrant have been omitted because the Registrant is primarily a holding company and all subsidiaries included in the consolidated financial statements are wholly-owned.

(a) (2) The following consolidated financial statements schedule for Wegener Corporation and subsidiaries is included herein:

Schedule II-Valuation and Qualifying Accounts Years ended August 31, 2007, September 1, 2006 and September 2, 2005.

(a) (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index below.

(b)       See Part IV, Item 15(a) (3).

(c)       See Part IV, item 15(a) (2).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Wegener Corporation

Duluth, Georgia

The audits referred to in our report dated November 29, 2007, relating to the consolidated financial statements of Wegener Corporation and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

Atlanta, Georgia November 29, 2007	BDO Seidman, LLP

SCHEDULE II

WEGENER CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for doubtful accounts receivable:
Year ended August 31, 2007	$301,012	$(50,000)	$—	$304	$251,316
Year ended September 1, 2006	$371,053	$(25,000)	$(46,436)	$1,395	$301,012
Year ended September 2, 2005	$363,289	$85,000	$(77,236)	$—	$371,053

Inventory Reserves:
Year ended August 31, 2007	$3,842,313	$250,000	$—	$—	$4,092,313
Year ended September 1, 2006	$3,492,313	$350,000	$—	$—	$3,842,313
Year ended September 2, 2005	$3,467,489	$325,000	$(300,176)	$—	$3,492,313

EXHIBIT INDEX

The following documents are filed as exhibits to this report. An asterisk (*) identifies exhibits filed herewith. Exhibits which are not required for this report are omitted. Exhibits 10.3 through 10.6 and 10.8 identify management contracts or compensatory plans.

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

4.2

Loan and Security Agreement and Demand Note dated June 5, 1996, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $8,500,000 combined revolving credit note and term note. (5)

4.2.1

Loan and Security Agreement – First Amendment dated August 4, 1998, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $10,000,000 combined revolving credit note and term note. (6)

4.2.2

Loan and Security Agreement – Third Amendment dated December 11, 2000, by and between Wegener Communications, Inc., and LaSalle National Bank respecting $10,000,000 combined revolving credit note and term note. (7)

4.2.3

Loan and Security Agreement – Fourth Amendment dated March 28, 2002, by and between Wegener Communications, Inc., and LaSalle National Bank respecting $5,000,000 combined revolving credit note and term note. (8)

4.2.4

Loan and Security Agreement – Fifth Amendment dated June 27, 2003, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $5,000,000 combined revolving credit note and term note. (9)

4.2.5

Loan and Security Agreement – Sixth Amendment dated June 27, 2004, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $5,000,000 combined revolving credit note and term note. (10)

4.2.6

Loan and Security Agreement – Seventh Amendment dated July 13, 2006, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $5,000,000 combined revolving credit note and term note. (20)

4.2.7

Loan and Security Agreement – Eighth Amendment dated November 15, 2006, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $5,000,000 combined revolving credit note and term note. (20)

4.2.8

Loan and Security Agreement – Ninth Amendment dated June 28, 2007, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $5,000,000 combined revolving credit note and term note. (21)

4.3	Stockholder Rights Agreement. (3)

4.3.1	Amendment No. 1, dated as of September 29, 2006, to the Company's Stockholder Rights Agreement. (4)

Exhibit No.	Description of Exhibit
10.1	License Agreement, Distributorship and Supply Agreement, and Purchase Pooling and Warehouse Agreement dated May 28, 1994, by and between Wegener Communications, Inc. and Cross Technologies, Inc. (11)

10.2	Wegener Communications, Inc. 401(k) Profit Sharing Plan and Trust dated January 1, 1982, amended and restated as of January 1, 1984. (12)

10.3	1989 Directors’ Incentive Plan. (13)

10.3.1	Amendment to 1989 Directors’ Incentive Plan effective February 1, 1995. (14)

10.4	1998 Incentive Plan. (15)

10.5	Form of Agreement between Wegener Corporation and Robert A. Placek, Ned L. Mountain, and C. Troy Woodbury, Jr. respecting severance payments in the event of change of control. (16)

10.6	Director Compensation Plan for 2004. (17)

10.7	Agreement, dated September 29, 2006, by and among Wegener Corporation, Henry Partners, L.P., Matthew Partners, L.P., Henry Investment Trust, L.P., and David W. Wright. (4)

10.8*	Executive Compensation for the fiscal year ended August 31, 2007.

14.1	Wegener Corporation Code of Business Conduct and Ethics. (18)

21.1	Subsidiaries of the Registrant. (17)

23.1*	Consent of BDO Seidman, LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 1, 1989, as filed with the Commission on November 30, 1989.+
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 30, 1997, as filed with the Commission on June 30, 1997.+
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 1, 2003, as filed with the Commission on May 6, 2003.+
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 29, 2006, as filed with the Commission on October 3, 2006.+
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 1996, as filed with the Commission on November 27, 1996.+
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 1998, as filed with the Commission on November 10, 1998.+
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 2, 2001, as filed with the Commission on April 16, 2001.+

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002, as filed with the Commission on Jun e 28, 2002.+
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2003, as filed with the Commission on July 9, 2003.+
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 28, 2004, as filed with the Commission on July 12, 2004.+
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 2, 1994, as filed with the Commission on December 16, 1994.+
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 2, 2005, as filed with the Commission on January 10, 2006.+
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1990, as filed with the Commission on November 29, 1990.+
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 1, 1995, as filed with the Commission on December 14, 1995.+
(15)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-51205), as filed with the Commission on April 28, 1998.
(16)	Incorporated by reference to the Company’s Schedule 14D-9, as filed with the Commission on May 6, 2003.+
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 3, 2004, as filed with the Commission on December 2, 2004.+
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2003, as filed with the Commission on November 26, 2003.+
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 17, 2006, as filed with the Commission on May 22, 2006.+
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 1, 2006, as filed with the Commission on November 30, 2006.+
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 1, 2007, as filed with the Commission on July 16, 2007.+
+	SEC file No. 0-11003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEGENER CORPORATION
Date:	November 29, 2007	By	/s/ Robert A. Placek
Robert A. Placek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of November 2007.

Signature	Title

/s/ Robert A. Placek Robert A. Placek	President, Chief Executive Officer and Chairman of the Board, Director (Principal Executive Officer)

/s/ C. Troy Woodbury, Jr. C. Troy Woodbury, Jr.	Treasurer and Chief Financial Officer, Director (Principal Financial and Accounting Officer)

/s/ Ned L. Mountain Ned L. Mountain	President and Chief Operating Officer of WCI, Director

/s/ Phylis Eagle-Oldson Phylis Eagle-Oldson	Director

/s/ Thomas G. Elliot Thomas G. Elliot	Director

/s/ Jeffrey J. Haas Jeffrey J. Haas	Director

/s/ Stephen J. Lococo Stephen J. Lococo	Director

/s/ Joe K. Parks Joe K. Parks	Director

/s/ David W. Wright David W. Wright	Director

DIRECTORS

Robert A. Placek

Chairman of the Board,

President and Chief

Executive Officer

Wegener Corporation and WCI

Phylis Eagle-Oldson

President and Chief Executive

Officer of Emma L. Bowen

Foundation

Thomas G. Elliot

Principal

TGE & Associates

Jeffrey J. Haas

Professor of Law

New York Law School

Stephen J. Lococo

President and Portfolio

Manager of Footprints Asset

Management & Research

Ned L. Mountain

President and Chief Operating Officer

Wegener Communications, Inc.

Joe K. Parks

Retired, Previously

Laboratory Director,

Systems Development Laboratory

Georgia Tech Research Institute

Georgia Institute of Technology

C. Troy Woodbury, Jr.

Treasurer and Chief

Financial Officer

Wegener Corporation

David W. Wright

President

Henry Investment Trust, L.P.

OFFICERS

Robert A. Placek

Chairman of the Board,

President and Chief

Executive Officer

Ned L. Mountain

President and Chief Operating Officer

Wegener Communications, Inc.

C. Troy Woodbury, Jr.

Treasurer and Chief

Financial Officer

INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

BDO Seidman, LLP

1100 Peachtree Street

Suite 700

Atlanta, Georgia 30309-4516

TRANSFER AGENT

Securities Transfer Corporation

2591 Dallas Parkway

Suite 102

Frisco, Texas 75034

CORPORATE

HEADQUARTERS

11350 Technology Circle

Duluth/Atlanta, Georgia 30097-1502

ANNUAL MEETING

The annual meeting of stockholders will be held on January 22, 2008 at 7:00 p.m. at the Corporate Headquarters.

COMMON STOCK NASDAQ

NASDAQ Stock Market

Symbol: WGNR

FORM 10-K REPORT

Wegener Corporation’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, is available free of charge by written request to:

Elaine Miller, Secretary

Investor Relations

Wegener Corporation

11350 Technology Circle

Duluth, Georgia 30097-1502

WEB SITE

HTTP://WWW.WEGENER.COM

QUARTERLY COMMON STOCK PRICES

The Company’s common stock is traded on the NASDAQ Stock Market. The quarterly ranges of high and low sale prices for fiscal 2007 and 2006 were as follows:

	High	Low
Fiscal Year Ending August 31, 2007
First Quarter	$1.85	$1.17
Second Quarter	1.57	1.15
Third Quarter	1.74	1.25
Fourth Quarter	1.60	.76

Fiscal Year Ending September 1, 2006
First Quarter	$2.65	$1.07
Second Quarter	2.93	1.63
Third Quarter	2.25	1.62
Fourth Quarter	2.34	1.01

The Company had approximately 357* shareholders of record at November 2, 2007. The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

*	(This number does not reflect beneficial ownership of shares held in nominee names).