Form 10-Q
period 2007-11-30
WEGENER CORP
filed 2008-01-14
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	12,647,051 Shares
Class	Outstanding at December 29, 2007

WEGENER CORPORATION AND SUBSIDIARIES
Form 10-Q For the Quarter Ended November 30, 2007

INDEX

		Page
PART I.	Financial Information

Item 1.	Financial Statements

	Introduction	3

	Consolidated Statements of Operations
	(Unaudited) - Three Months Ended
	November 30, 2007 and December 1, 2006	4

	Consolidated Balance Sheets - November 30,
	2007 (Unaudited) and August 31, 2007 Form 10-K for the year ended August 31, 2007	5

	Consolidated Statements of Shareholders' Equity
	(Unaudited) - Three Months Ended November 30,
	2007 and December 1, 2006	6

	Consolidated Statements of Cash Flows
	(Unaudited) - Three Months Ended November 30,
	2007 and December 1, 2006	7

	Notes to Consolidated Financial
	Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21
Item 4T.	Controls and Procedures	21

PART II.	Other Information

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 6.	Exhibits	23

	Signatures	24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of November 30, 2007; the consolidated statements of shareholders' equity as of November 30, 2007 and December 1, 2006; the consolidated statements of operations for the three months ended November 30, 2007 and December 1, 2006; and the consolidated statements of cash flows for the three months ended November 30, 2007 and December 1, 2006 have been prepared without audit. The consolidated balance sheet as of August 31, 2007 has been audited by independent registered public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2007, File No. 0-11003.

In the opinion of management of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	November 30, 2007		December 1, 2006

Revenues, net		$5,025,929	$4,783,477

Operating costs and expenses		2,962,739	3,605,503
Cost of products sold		1,263,517	1,298,518
Selling, general, and administrative		809,037	820,962
Research and development
Operating costs and expenses		5,035,293	5,724,983

Operating loss		(9,364)	(941,506)
Interest expense		(41,706)	(25,764)
Interest income		563	5,320

Net loss		$(50,507)	$(961,950)
Net loss per share:
Basic	$	*	$(0.08)
Diluted	$	*	$(0.08)

Shares used in per share calculation
Basic		12,647,051	12,579,051
Diluted		12,647,051	12,579,051

* Less than $ (0.01) per share

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2007	2007
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$8,813	$6,728
Accounts receivable, net	3,754,768	5,172,348
Inventories, net	4,194,635	3,380,410
Other	171,103	194,847

Total current assets	8,129,319	8,754,333

Property and equipment, net	1,710,685	1,777,677
Capitalized software costs, net	1,144,090	1,241,577
Other assets	613,047	684,238
Land held for sale	353,712	353,712

Total assets	$11,950,853	$12,811,537

Liabilities and Shareholders’ Equity

Current liabilities
Bank line of credit	$795,659	$2,015,704
Accounts payable	2,214,256	1,145,327
Accrued expenses	2,129,204	2,609,222
Deferred revenue	650,669	774,183
Customer deposits	1,815,144	1,870,673

Total current liabilities	7,604,932	8,415,109

Commitments and contingencies

Shareholders’ equity

Common stock, $.01 par value; 20,000,000 shares authorized; 12,647,051 and 12,647,051 shares respectively, issued and outstanding	126,471	126,471
Additional paid-in capital	19,999,022	19,999,022
Deficit	(15,779,572)	(15,729,065)

Total shareholders’ equity	4,345,921	4,396,428

Total liabilities and shareholders’ equity	$11,950,853	$12,811,537

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit

Balance at September 1, 2006	12,579,051	$125,791	$19,924,915	$(14,976,303)
Share-based compensation	-	-	1,667	-
Net loss for the three months	-	-	-	(961,950)

BALANCE at December 1, 2006	12,579,051	$125,791	$19,926,582	$(15,938,253)

Balance at August 31, 2007	12,647,051	$126,471	$19,999,022	$(15,729,065)
Net loss for the three months	-	-	-	(50,507)

BALANCE at November 30, 2007	12,647,051	$126,471	$19,999,022	$(15,779,572)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	November 30, 2007	December 1, 2006

Cash flows from operating activities
Net loss	$(50,507)	$(961,950)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation and amortization	465,276	566,632
Share-based compensation expense	-	1,667
Provision for bad debts	15,000	-
Provision for inventory reserves	-	75,000
Provision for warranty reserves	-	100,000
Changes in assets and liabilities
Accounts receivable	1,402,580	(71,746)
Inventories	(814,225)	(251,468)
Other assets	23,743	112,695
Accounts payable	1,068,929	1,130,079
Accrued expenses	(480,018)	27,135
Deferred revenue	(123,514)	(165,270)
Customer deposits	(55,529)	507,759

Net cash provided by operating activities	1,451,735	1,070,533

Cash flows from investment activities
Property and equipment expenditures	(36,014)	(79,723)
Capitalized software additions	(193,125)	(375,727)
License agreement, patent, and trademark expenditures	(466)	(4,864)

Net cash used for investing activities	(229,605)	(460,314)

Cash flows from financing activities
Net repayments under revolving line of credit	(1,220,045)	-

Net cash used by financing activities	(1,220,045)	-

Increase in cash and cash equivalents	2,085	610,219
Cash and cash equivalents, beginning of period	6,728	958,784
Cash and cash equivalents, end of period	$8,813	$1,569,003
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$41,706	$25,764

 See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 1 to our audited consolidated financial statements included in the annual report on Form 10-K for the year ended August 31, 2007.

Revenue Recognition
Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue. At November 30, 2007, deferred extended service maintenance revenues were $485,000 and deferred revenues related to future performance obligations were $166,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2008 and into fiscal 2009.

We have recognized revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by them, and no additional performance obligations by the Company exist. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three months ended November 30, 2007, no revenues were recorded as bill and hold transactions.

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

Our principal sources of revenue are from the sales of various satellite communications equipment. Embedded in the Company’s products is internally developed software of varying applications. We evaluate our products to assess whether software is more than incidental to a product. When we conclude that software is more than incidental to a product, we will account for the product as a software product. Revenue on software products and software-related elements is recognized in accordance with SOP No. 97-2, “Software Revenue Recognition” as amended by SOP No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions.” Significant judgment may be required in determining whether a product is a software or hardware product.

In accordance with EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” we have included all shipping and handling billings to customers in revenues, and freight costs incurred for product shipments have been included in cost of products sold.

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

Share-Based Compensation
We account for share-based payments to employees, including grants of employee stock options, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that these awards be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). For the three months ended November 30, 2007 and December 1, 2006, stock-based compensation expense included in selling, general and administrative expenses amounted to $0 and $1,700, respectively. No options were granted during the three months ended November 30, 2007.

The following table summarizes stock option transactions for the three months ended November 30, 2007:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at August 31, 2007	971,531	$.63 - 2.72	$1.55
Granted	-	-	-
Forfeited or cancelled	(9,000)	1.41 - 2.21	1.50
Outstanding at November 30, 2007	962,531	$.63 - 2.72	$1.48
Available for issue at November 30, 2007	785,669	-	-
Options exercisable at November 30, 2007	1,160,531	$.63 - 2.72	$1.48
August 31, 2007	971,531	$.63 - 2.72	$1.56

The key terms of the stock options granted under our stock plans are included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Bank Overdrafts
Bank overdrafts consist of outstanding checks that have not cleared our bank. Overdrafts are offset against cash balances to the extent that cash balances are available in the account on which the checks are issued. Remaining balances of overdrafts are included in our accounts payable balances. At November 30, 2007, outstanding checks in the amounts of $335,000 were included in accounts payable balances.

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

Fiscal Year
We use a fifty-two, fifty-three week year. The fiscal year ends on the Friday closest to August 31. Fiscal years 2008 and 2007 contain fifty-two weeks.

Note 2 Accounts Receivable
Accounts receivable are summarized as follows:

	November 30, 2007	August 31, 2007
	(Unaudited)

Accounts receivable – trade	$3,944,821	$5,345,196
Other receivables	75,863	78,468
	4,020,684	5,423,664

Less allowance for doubtful accounts	(265,916)	(251,316)
Accounts receivable, net	$3,754,768	$5,172,348

Note 3 Inventories
Inventories are summarized as follows:

	November 30, 2007	August 31, 2007
	(Unaudited)

Raw material	$3,900,779	$3,482,396
Work-in-process	968,096	962,286
Finished goods	3,418,073	3,028,041
	8,286,948	7,472,723

Less inventory reserves	(4,092,313)	(4,092,313)
Inventories, net	$4,194,635	$3,380,410

Our inventory reserve of approximately $4,092,000 at November 30, 2007 is to provide for items that are potentially slow moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should our sales efforts not be successful.

Note 4 Land Held for Sale
During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Duluth (Johns Creek), Georgia. The Company evaluated the criteria of SFAS No. 144 (as amended), “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) and concluded that these assets qualified as assets held for sale.  In accordance with SFAS No. 144, the land was reclassified to land held for sale at its historic carrying value of $354,000 (lower of carrying amount or fair value less costs to sell) in the consolidated balance sheet as of November 30, 2007. The land was acquired in August 1989 and no impairment charges were recorded related to the reclassification.

Note 5 Other Assets
Other assets consist of the following:

	November 30, 2007 (unaudited)
	Cost	Accumulated Amortization	Net
License agreements	$933,800	$(900,199)	$33,601
Patents and patent applications	479,935	(19,278)	460,657
Trademarks	82,820	(29,253)	53,567
Loan facility fees	137,500	(79,167)	58,333
Other	6,889	-	6,889
	$1,640,944	$(1,027,897)	$613,047

	August 31, 2007
	Cost	Accumulated Amortization	Net
License agreements	$933,800	$(862,198)	$71,602
Patents and patent applications	472,551	(14,006)	458,545
Trademarks	89,736	(25,867)	63,869
Loan facility fees	137,500	(54,167)	83,333
Other	6,889	-	6,889
	$1,640,476	$(956,238)	$684,238

Amortization expense of other assets for the three months ended November 30, 2007 amounted to $71,000. Amortization expense of other assets for the three months ended December 1, 2006 amounted to $57,000.

We conduct an ongoing review of our intellectual property rights and potential trademarks. As of November 30, 2007, we have cumulatively incurred $268,000 of legal fees related to the filing of applications for various patents and $1,000 related to the filing of trademarks. Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life or their estimated useful lives. If it becomes more likely than not that the patent application will not be granted, we will write-off the deferred cost at that time. At November 30, 2007, the cost of registered patents and trademarks amounted to $212,000 and $82,000, respectively. Patents and trademarks are amortized over their estimated useful life of four to ten years. License agreements are amortized over their estimated useful life of one to five years. Loan facility fees are amortized over twelve months.

Note 6 Accrued Expenses
Accrued expenses consist of the following:

	November 30, 2007	August 31, 2007
	(unaudited)

Vacation	$551,950	$541,503
Payroll and related expenses	265,959	382,690
Royalties	65,852	76,989
Warranty	520,052	534,052
Taxes and insurance	55,534	61,935
Commissions	129,239	104,876
Professional fees	357,161	425,433
Other	183,457	481,744
	$2,129,204	$2,609,222

Accrued Warranty
We warrant our products for a 12 to 14 month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. We expense costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty liabilities amounted to $520,000 at November 30, 2007 and $534,000 at August 31, 2007. For the three months ended November 30, 2007, the accrual was reduced by $14,000 for satisfied warranty claims.

Note 7 Deferred Revenue
Deferred revenue consists of the unrecognized revenue portion of extended service maintenance contracts and estimates of revenue related to future performance obligations. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. At November 30, 2007, deferred extended service maintenance revenues were $485,000 and deferred revenues related to future performance obligations were $166,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2008 and into fiscal 2009.

Note 8 Liquidity
Revolving Line of Credit and Term Loan Facility

WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on September 30, 2008, or upon demand, and requires an annual facility fee of 2% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (7.5% at November 30, 2007). The bank retained the right to adjust the interest rate, subject to the financial performance of the Company.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. In addition, the facility provides for advances in excess of the availability formulas of up to $1,000,000 during the term of the facility. The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation. At November 30, 2007, balances outstanding on the revolving line of credit amounted to $796,000. No borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers, which at November 30, 2007 amounted to $534,000.

At November 30, 2007, approximately $3,299,000, net of outstanding letters of credit, was available to borrow under the advance formulas. During the first quarter of fiscal 2008, the average daily balance outstanding was $1,877,000 and the highest outstanding balance was $3,274,000. During fiscal 2008 we expect the average daily balance to increase. We believe the loan facility will be sufficient to support operations over the next 12 months.

At November 30, 2007, we had land and buildings with a cost basis of $4,457,000 (including land held for sale of $354,000). Although land and buildings are subject to a lien under the loan facility, they are not currently used in the existing loan facility’s availability advance formulas and have no mortgage balances outstanding. While no assurances may be given, we believe these assets could be used to support additional overall borrowing capacities either with our existing bank or from other sources. During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Duluth (Johns Creek), Georgia (see note 4 to the consolidated financial statements). Proceeds from the sale of the land would be used to pay any balances outstanding on the revolving line of credit.

Under the loan facility, at the end of fiscal 2008 we are required to maintain a minimum tangible net worth. In addition, we are required to retain certain executive officers, maintain certain financial ratios, and are precluded from paying dividends.

Note 9 Income Taxes
For the three months ended November 30, 2007, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $18,000 in the first quarter of fiscal 2008. At November 30, 2007, net deferred tax assets of $6,037,000 were fully reserved by a valuation allowance.

At November 30, 2007, we had a federal net operating loss carryforward of approximately $9,753,000, which expires beginning fiscal 2020 through fiscal 2028. Additionally, we had an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) as of September 1, 2007, the first day of the first quarter of fiscal 2008. The adoption of FIN 48 had no impact on our financial position or results of operations. We are subject to U.S. federal income tax as well as income tax of numerous state jurisdictions. We are subject to U.S. federal tax examinations by tax authorities for fiscal years 2004 through 2007. Income tax examinations that we may be subject to from the various state taxing authorities vary by jurisdiction. Our policy under FIN 48 for penalties and interest is to include such amounts, if any, in income tax expense.

Note 10 Earnings Per Share
The following table presents required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net (loss) earnings per share computations. The calculation of earnings per share is subject to rounding differences.

	Three months ended
	November 30, 2007				December 1, 2006
	Earnings (Numerator)	Shares (Denominator)	Per share amount		Earnings (Numerator)	Shares (Denominator)	Per share amount
Net (loss) earnings	$(50,507)				$(961,950)
Basic (loss) earnings per share:
Net (loss) earnings available to common shareholders	$(50,507)	12,647,051	$	*	$(961,950)	12,579,051	$(0.08)
Effect of dilutive potential common shares:
Stock options	-	-			-	-
Diluted (loss) earnings per share:
Net (loss) earnings available to common shareholders	$(50,507)	12,647,051	$	*	$(961,950)	12,579,051	$(0.08)

* Less than $(0.01) per share

Stock options which were excluded from the diluted net (loss) earnings per share calculation due to their antidilutive effect are as follows:

	Three months ended
	November 30, 2007	December 1, 2006
Common stock options:
Number of shares	962,531	1,160,531
Range of exercise prices	$.63 to $2.72	$.63 to $2.72

Note 11 Segment Information and Concentrations
In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we operate within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment we have three sources of revenue as follows:

	Three months ended
	November 30, 2007	December 1, 2006
Product Line
Direct Broadcast Satellite	$4,850,211	$4,632,221
Telecom and Custom Products	11,673	5,269
Service	164,045	145,987
Revenues, net	$5,025,929	$4,783,477

Concentration of products representing 10% or more of the respective period’s revenues are as follows:

	Three months ended
	November 30, 2007	December 1, 2006
Product
iPump Media Server	11.7%	31.6%
Unity 4600 and 4650	35.7%	26.6%
Unity 201 audio receiver	(a)	10.1%

 (a) Revenues for the year were less than 10% of total revenues.

Products representing 10% or more of annual revenues are subject to fluctuations from quarter to quarter as new products and technologies are introduced, new product features and enhancements are added and as customers upgrade or expand their network operations.

Revenues by geographic areas are as follows:

	Three months ended
	November 30, 2007	December 1, 2006
Geographic Area
United States	$3,848,686	$4,430,637
Latin America	826,996	36,520
Canada	267,521	25,004
Europe	57,680	287,036
Other	25,046	4,280
Revenues, net	$5,025,929	$4,783,477

Customers representing 10% or more of the respective periods’ revenues are as follows:

	Three months ended
	November 30, 2007	December 1, 2006
Customer 1	19.6%	(a)
Customer 2	19.2%	(a)
Customer 3	13.8%	(a)
Customer 4	(a)	30.4%
Customer 5	(a)	12.3%
Customer 4	(a)	10.3%

(a) Revenues for the period were less than 10% of total revenues.

Note 12 Commitments

We have three manufacturing and purchasing agreements for certain finished goods inventories. At November 30, 2007, outstanding purchase commitments under these agreements amounted to $2,357,000. Pursuant to the above agreements, at November 30, 2007, we had outstanding letters of credit in the amount of $534,000.

Note 13 Guarantees and Indemnifications

Letters of Credit
We provide standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements. At November 30, 2007, outstanding letters of credit amounted to $534,000.

Financing Agreements
The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At November 30, 2007, $796,000 was outstanding on the loan facility.

Indemnification Obligations
We are obligated to indemnify our officers and the members of our Board of Directors pursuant to our bylaws and contractual indemnity agreements. We routinely sell products with a limited intellectual property indemnification included in the terms of sale or in certain contractual arrangements. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorneys’ fees). Certain requests for indemnification have been received by us pursuant to these arrangements (see Part II, Item 1. Legal Proceedings, for further discussion).

WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended August 31, 2007 contained in the Company’s 2007 Annual Report on Form 10-K.

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

During the first quarter of fiscal 2008, bookings, consisting primarily of add-on orders from existing customers, were approximately $3.6 million. Subsequent to November 30, 2007, approximately $1.4 million of additional orders were received from one of our larger private network customers for our new Unity® 552 Enterprise Media Receiver (Unity® 552). The Unity® 552 has bandwidth-efficient MPEG-4/h.264 video coding for both standard definition and high definition video, digital and analog outputs, as well as advanced DVB-S2 demodulation. With these new features, network operators can reduce their bandwidth utilization by approximately half, resulting in considerably lower operational costs. The orders are expected to be the first of a series of orders from the customer for a complete network upgrade to the Unity® 552.

Financial Position and Liquidity

At November 30, 2007, we had line of credit borrowings outstanding of $796,000. Our $5,000,000 bank loan facility is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. The loan facility matures on September 30, 2008, or upon demand. At November 30, 2007, approximately $3,299,000, net of outstanding letters of credit in the amount of $534,000, remained available to borrow under the advance formulas.

During the first three months of fiscal 2008, our line of credit net outstanding borrowings decreased $1,220,000 from $2,016,000 at August 31, 2007 to $796,000 at November 30, 2007. Operating activities provided $1,452,000 of cash and investing activities used $230,000 of cash, which consisted of capitalized software additions of $193,000 and equipment additions of $36,000.

(See the Liquidity and Capital Resources section for further discussion.)

RESULTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 1, 2006

The following table sets forth, for the periods indicated, the components of our results of operations as a percentage of sales:

	Three months ended (unaudited)
	November 30, 2007	December 1, 2006
Revenue	100.0%	100.0%
Cost of products sold	58.9	75.4
Gross margin	41.1	24.6
Selling, general, and administrative	25.1	27.1
Research & development	16.1	17.2
Operating loss	(.2)	(19.7)
Interest expense	( .8)	( .5)
Interest income	-	.1
Loss before income taxes	(1.0)	(20.1)
Income tax expense	-	-
Net loss	(1.0)%	(20.1)%

The operating results for the three month period ended November 30, 2007, were a net loss of $(51,000) or less than $(0.01) per share, compared to a net loss of $(962,000) or $(0.08) per share for the three month period ended December 1, 2006.

Revenues - Revenues for the first quarter of fiscal 2008 increased $243,000 or 5.1% to $5,026,000 from $4,783,000 for the same period in fiscal 2007.

Direct Broadcast Satellite (DBS) revenues (including service revenues) increased $236,000 or 4.9% in the first quarter of fiscal 2008 to $5,014,000 from $4,778,000 for the same period in fiscal 2007. First quarter revenues included an add-on order from SSL (Satellite Store Link), for iPump® Media Servers, IP-based peripheral decoders for their digital signage network applications in Mexico, continued shipments to the Big Ten Network (BTN) for the new cable network being distributed by Fox Cable Networks, and shipments of our new Encompass LE2, our next generation business music audio receiver, to business music provider, Muzak LLC. In addition, volume shipments continued under our fiscal 2007 $1.8 million blanket agreement with distributor MegaHertz for distribution of our products to the U.S. cable market.

Revenues and order backlog are subject to the timing of significant orders from customers and new product introductions, and as a result revenue levels may fluctuate from quarter to quarter. For the three months ended November 30, 2007, three customers accounted for 19.6%, 19.2% and 13.8% of revenues, respectively. For the three months ended December 1, 2006, three customers accounted for 30.4%, 12.3% and 10.3% of revenues, respectively. Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2008.

Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. WCI’s backlog scheduled to ship within eighteen months was approximately $9.9 million at November 30, 2007, compared to $10.2 million at August 31, 2007, and $11.2 million at December 1, 2006. Three customers accounted for approximately 30.0%, 21.7% and 14.6%, respectively, of the backlog at November 30, 2007. The total multi-year backlog at November 30, 2007 was approximately $16.5 million, compared to $17.1 million at August 31, 2007 and $19.9 million at December 1, 2006.

Gross Profit Margins– The Company’s gross profit margin percentages were 41.1% for the three month period ended November 30, 2007, compared to 24.6% for the three month period ended December 1, 2006. Gross profit margin dollars increased $885,000 for the three month period ended November 30, 2007 compared to the same period ended December 1, 2006. The increase in margin percentages and dollars was mainly due to increased revenues, which resulted in lower unit fixed overhead costs and a favorable product mix with lower variable unit costs. The margin percentages and dollars in the first quarter of fiscal 2007 were adversely impacted by higher than expected new product production costs associated with the iPump®6420. Additionally, profit margins in the first quarter of fiscal 2007 were adversely affected by inventory reserve charges of $75,000 and warranty provisions of $100,000 compared to none in the first quarter of fiscal 2008.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses decreased $35,000, or 2.7%, to $1,264,000 in the first quarter of fiscal 2008 from $1,299,000 in the first quarter of fiscal 2007. Corporate SG&A expenses in the first quarter of fiscal 2008 decreased $40,000, or 15.9%, to $212,000 from $252,000 in same period of fiscal 2007, mainly due to a reduction in professional fees. WCI’s SG&A expenses increased $6,000, or 0.5%, to $1,052,000 in the first quarter of fiscal 2008 from $1,046,000 in same period of fiscal 2007. WCI’s SG&A expenses had no stock-based compensation in the first quarter of fiscal 2008 compared to $2,000 in the same period of fiscal 2007. As a percentage of revenues, SG&A expenses were 25.1% for the three month period ended November 30, 2007, compared to 27.1% for the same period ended December 1, 2006.

Research and Development - Research and development expenditures, including capitalized software development costs, were $1,002,000 or 19.9% of revenues in the first quarter of fiscal 2008 compared to $1,197,000 or 25.2% of revenues for the same period of fiscal 2007. The decrease in expenditures in the first quarter of fiscal 2008 compared to the same period of fiscal 2007 was mainly due to lower consulting costs, which were partially offset by increased salaries related to increases in compensation and headcount and increased recruiting costs related to new hires. Capitalized software development costs amounted to $193,000 in the first quarter of fiscal 2008 compared to $376,000 in the first quarter of fiscal 2007. The decrease in capitalized software costs was related to completed projects. Research and development expenses, excluding capitalized software development costs, were $809,000 or 16.1% of revenues in the first quarter of fiscal 2008 compared to $821,000 or 17.2% of revenues in the same period of fiscal 2007.

Interest Expense - Interest expense increased $16,000 to $42,000 in the first quarter of fiscal 2008 from $26,000 in the same period in fiscal 2007. The increase was primarily due to an increase in average outstanding line of credit balances.

Interest Income - Interest income was $1,000 for the three months ended November 30, 2007 compared to $5,000 for the same period ended December 1, 2006.

Income Tax Expense - For the three months ended November 30, 2007, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $18,000 in the first quarter of fiscal 2008. At November 30, 2007, net deferred tax assets of $6,037,000 were fully reserved by a valuation allowance. At November 30, 2007, we had a federal net operating loss carryforward of approximately $9,753,000, which expires beginning fiscal 2020 through fiscal 2028. Additionally, we had an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgements. These policies are as follows:

Revenue Recognition– Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue. At November 30, 2007, deferred extended service maintenance revenues were $485,000 and deferred revenues related to future performance obligations were $166,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2008 and into fiscal 2009.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At November 30, 2007, inventories, net of reserve provisions, amounted to $4,195,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At November 30, 2007, capitalized software costs, net of accumulated amortization, amounted to $1,144,000.

Deferred Tax Asset Valuation Allowance - Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. At November 30, 2007, deferred tax assets in the amount of $6,037,000 were fully reserved by a valuation allowance. For the three months ended November 30, 2007, the valuation allowance was increased by $18,000.

Accounts Receivable Valuation - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. At November 30, 2007, accounts receivable, net of allowances for doubtful accounts, amounted to $3,755,000.

LIQUIDITY AND CAPITAL RESOURCES
THREE MONTHS ENDED NOVEMBER 30, 2007

At November 30, 2007, our primary source of liquidity was a $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (7.5% at November 30, 2007). The bank retained the right to adjust the interest rate, subject to the financial performance of the Company. The loan facility matures on September 30, 2008, or upon demand, and requires an annual facility fee of 2% of the maximum credit limit. During the first three months of fiscal 2008, our line of credit net outstanding borrowings decreased $1,220,000 from $2,016,000 at August 31, 2007 to $796,000 at November 30, 2007. At November 30, 2007, approximately $3,299,000, net of outstanding letters of credit in the amount of $534,000, remained available to borrow under the advance formulas.

During the first quarter of fiscal 2008, operating activities provided $1,452,000 of cash. Net loss adjusted for expense provisions and depreciation and amortization (before working capital changes) provided cash of $430,000, while changes in accounts receivable and customer deposit balances provided $1,347,000 of cash. Changes in accounts payable and accrued expenses, inventories, deferred revenue and other assets used $325,000 of cash. Cash used by investing activities was $36,000 for property and equipment expenditures, $193,000 for capitalized software additions and less than $1,000 for legal fees related to the filing of applications for various patents and trademarks.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. In addition, the facility provides for advances in excess of the availability formulas of up to $1,000,000 during the term of the facility. The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation. At November 30, 2007, balances outstanding on the revolving line of credit amounted to $796,000. No borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers, which at November 30, 2007, amounted to $534,000.

At November 30, 2007, approximately $3,299,000, net of outstanding letters of credit, was available to borrow under the advance formulas. During the first quarter of fiscal 2008, the average daily balance outstanding was $1,877,000 and the highest outstanding balance was $3,274,000. During fiscal 2008 we expect the average daily balance to increase. We believe the loan facility will be sufficient to support operations over the next 12 months.

At November 30, 2007, we had land and buildings with a cost basis of $4,457,000 (including land held for sale of $354,000). Although land and buildings are subject to a lien under the loan facility, they are not currently used in the existing loan facility’s availability advance formulas and have no mortgage balances outstanding. While no assurances may be given, we believe these assets could be used to support additional overall borrowing capacities either with our existing bank or from other sources. During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Duluth (Johns Creek), Georgia (see note 4 to the consolidated financial statements). Proceeds from the sale of the land would be used to pay any balances outstanding on the revolving line of credit.

Under the loan facility, at the end of fiscal 2008 we are required to maintain a minimum tangible net worth. In addition, we are required to retain certain executive officers, maintain certain financial ratios, and are precluded from paying dividends.

We have two manufacturing and purchasing agreements for certain finished goods inventories. At November 30, 2007, outstanding purchase commitments under these agreements amounted to $3,270,000. Pursuant to the above agreements, at November 30, 2007, we had outstanding letters of credit in the amount of $534,000.

A summary of the Company’s long-term contractual obligations as of November 30, 2007 consisted of:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2008	Fiscal 2009-2010	Fiscal 2011-2012
Operating leases	$61,000	$51,000	$10,000	$-
Bank line of credit	796,000	-	796,000	-
Purchase commitments	2,357,000	2,357,000	-	-
Total	$3,214,000	$2,408,000	$806,000	$-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank’s prime rate (7.5% at November 30, 2007). At November 30, 2007, line of credit outstanding borrowings amounted to $796,000.

The Company does not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (November 30, 2007). Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our Common Stock. Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended August 31, 2007, includes a detailed discussion of these factors which have not changed materially from those included in the Form 10-K, other than as set forth below.

The Nasdaq Stock Market may delist our securities, which could limit investors’ ability to trade in our securities.

On December 26, 2007, we received a notice from The Nasdaq Stock Market (“Nasdaq”) indicating that for the last 30 consecutive business days, the bid price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4) (the “Rule”). The notice also stated that we have been provided with 180 calendar days, or until June 23, 2008, to regain compliance in accordance with Marketplace Rule 4310(c)(8)(D). If, at anytime before June 23, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide written notification that we comply with the Rule.

If we cannot regain compliance by June 23, 2008, the Nasdaq staff will determine whether we meet The Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, the Nasdaq staff will notify us that we have been granted an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, the Nasdaq staff will provide written notification that our securities will be delisted. At that time, we may appeal the Nasdaq staff’s determination to delist our securities to a Listing Qualifications Panel.

If our common stock is delisted by Nasdaq, the trading market for our common stock would likely be adversely affected, as price quotations may not be as readily obtainable, which would likely have a material adverse effect on the market price of our common stock.

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

WEGENER CORPORATION

(Registrant)

Date: January 14, 2008	By:	/s/ Robert A. Placek
Robert A. Placek
President
(Principal Executive Officer)

Date: January 14, 2008	By:	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)