Form 10-Q
period 2008-02-29
WEGENER CORP
filed 2008-04-10
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	12,647,051 Shares
Class	Outstanding at March 28, 2008

WEGENER CORPORATION
Form 10-Q For the Quarter Ended February 29, 2008

INDEX

PART I. Financial Information

Item 1.	Financial Statements

	Introduction	3

	Consolidated Statements of Operations
	(Unaudited) - Three and Six Months Ended
	February 29, 2008 and March 2, 2007	4

	Consolidated Balance Sheets - February 29, 2008
	(Unaudited) and August 31, 2007	5

	Consolidated Statements of Shareholders' Equity
	(Unaudited) - Six Months Ended February 29,
	2008 and March 2, 2007	6

	Consolidated Statements of Cash Flows
	(Unaudited) - Six Months Ended February 29,
	2008 and March 2, 2007	7

	Notes to Consolidated Financial
	Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
Item 4T.	Controls and Procedures	21

PART II. Other Information

Item 1A.	Risk Factors	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 6.	Exhibits	23
	Signatures	24

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Wegener’ Corporation (the “Company”, “we”, “our” or “us”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of February 29, 2008; the consolidated statements of shareholders' equity as of February 29, 2008, and March 2, 2007; the consolidated statements of operations for the three and six months ended February 29, 2008, and March 2, 2007; and the consolidated statements of cash flows for the six months ended February 29, 2008, and March 2, 2007, have been prepared without audit. The consolidated balance sheet as of August 31, 2007 has been audited by independent registered public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2007, File No. 0-11003.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	February 29,	March 2,	February 29,	March 2,
	2008	2007	2008	2007

Revenues, net	$6,666,420	$4,770,665	$11,692,349	$9,554,142

Operating costs and expenses
Cost of products sold	4,125,365	2,821,550	7,088,104	6,427,052
Selling, general and administrative	1,405,225	1,338,073	2,668,742	2,636,592
Research and development	769,546	773,205	1,578,583	1,594,167

Operating costs and expenses	6,300,136	4,932,828	11,335,429	10,657,811

Operating income (loss)	366,284	(162,163)	356,920	(1,103,669)
Interest expense	(30,136)	(24,761)	(71,842)	(50,525)
Interest income	177	3,650	740	8,970

Net earnings (loss )	$336,325	$(183,274)	$285,818	$(1,145,224)

Net earnings (loss) per share:
Basic	$0.03	$(0.01)	$0.02	$(0.09)
Diluted	$0.03	$(0.01)	$0.02	$(0.09)

Shares used in per share calculation
Basic	12,647,051	12,582,875	12,647,051	12,580,963
Diluted	12,651,835	12,582,875	12,658,476	12,580,963

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 29, 2008 (Unaudited)	August 31, 2007
Assets

Current assets
Cash and cash equivalents	$4,855	$6,728
Accounts receivable, net	4,201,693	5,172,348
Inventories, net	4,083,313	3,380,410
Other	234,095	194,847
Total current assets	8,523,956	8,754,333

Property and equipment, net	1,778,015	1,777,677
Capitalized software costs, net	1,166,300	1,241,577
Other assets	577,298	684,238
Land held for sale	353,712	353,712

Total assets	$12,399,281	$12,811,537

Liabilities and Shareholders’ Equity

Current liabilities
Bank line of credit	$1,728,093	$2,015,704
Accounts payable	1,837,131	1,145,327
Accrued expenses	2,331,420	2,609,222
Deferred revenue	699,035	774,183
Customer deposits	1,113,676	1,870,673

Total current liabilities	7,709,355	8,415,109

Commitments and contingencies	-	-

Shareholders’ equity

Common stock, $.01 par value; 20,000,000 shares authorized; 12,647,051 and 12,647,051 shares issued and outstanding, respectively	126,471	126,471
Additional paid-in capital	20,006,702	19,999,022
Deficit	(15,443,247)	(15,729,065)
Total shareholders’ equity	4,689,926	4,396,428

Total liabilities and shareholders’ equity	$12,399,281	$12,811,537

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit
Balance at September 1, 2006	12,579,051	$125,791	$19,924,915	$(14,976,303)

Share-based compensation expense	-	-	17,667	-
Common stock issued through stock options	68,000	680	56,440	-
Net loss for the six months	-	-	-	(1,145,224)
BALANCE at March 2, 2007	12,647,051	$126,471	$19,999,022	$(16,121,527)

Balance at August 31, 2007	12,647,051	$126,471	$19,999,022	$(15,729,065)

Share-based compensation expense	-	-	7,680	-
Net earnings for the six months	-	-	-	285,818
BALANCE at February 29, 2008	12,647,051	$126,471	$20,006,702	$(15,443,247)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	February 29, 2008	March 2, 2007
Cash flows from operating activities
Net earnings (loss)	$285,818	$(1,145,224)
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities
Depreciation and amortization	940,551	1,109,465
Share-based compensation expense	7,680	17,667
Provision for bad debts	35,000	(50,000)
Provision for inventory reserves	-	75,000
Provision for warranty reserves	-	100,000
Changes in assets and liabilities
Accounts receivable	935,655	(801,185)
Inventories	(702,903)	(275,868)
Other assets	(39,249)	42,976
Accounts payable	691,804	276,173
Accrued expenses	(277,802)	265,826
Deferred revenue	(75,148)	(240,084)
Customer deposits	(756,997)	(106,045)

Net cash provided (used) by operating activities	1,044,409	(731,299)

Cash flows from investment activities
Property and equipment expenditures	(202,073)	(130,570)
Capitalized software additions	(544,645)	(774,994)
License agreement, patent, and trademark expenditures	(11,953)	(87,487)

Net cash used for investing activities	(758,671)	(993,051)

Cash flows from financing activities
Net change in revolving line of credit	(287,611)	803,757
Proceeds from stock options exercised	-	57,120

Net cash (used) provided by financing activities	(287,611)	860,877

Decrease in cash and cash equivalents	(1,873)	(863,473)
Cash and cash equivalents, beginning of period	6,728	958,784

Cash and cash equivalents, end of period	$4,855	$95,311

Supplemental disclosure of cash flow information:
Cash paid for Interest	$71,842	$50,525

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

Revenue Recognition
Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue. At February 29, 2008, deferred extended service maintenance revenues were $517,000 and deferred revenues related to the fair value of future performance obligations were $182,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2008 and into fiscal 2009.

We have recognized revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the six months ended February 29, 2008, no revenues were recorded as bill and hold transactions.

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

Share-Based Compensation
We account for share-based payments to employees, including grants of employee stock options, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that these awards be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). For the three and six months ended February 29, 2008, share-based compensation expense included in selling, general and administrative expenses amounted to approximately $8,000 and $8,000, respectively, compared to $16,000 and $17,700, respectively, for the same periods ended March 2, 2007. The weighted average fair value of options granted during the six months ended February 29, 2008 was $.51 with an aggregate total value of $8,000. The weighted average fair value of options granted during the six months ended March 2, 2007 was $.90 with an aggregate total value of $16,000. As of February 29, 2008, no compensation costs related to non-vested stock options remain to be recognized.

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended		Six months ended
	February 29,	March 2,	February 29,	March 2,
	2008	2007	2008	2007

Risk free interest rate	3.45%	4.70%	3.45%	4.70%
Expected term	5.0 years	10.0 years	5.0 years	10.0 years
Volatility	70%	90%	70%	90%
Expected annual dividends	None	None	None	None
Forfeiture rate	-	-	-	-

The following table summarizes stock option transactions for the six months ended February 29, 2008:

		Range of	Weighted
	Number	Exercise	Average
	of Shares	Prices	Exercise Price
Outstanding at
August 31, 2007	971,531	$.63 – 2.72	$1.55
Granted	15,000	0.85	0.85
Forfeited or cancelled	(53,000)	1.41 – 2.21	1.43
Outstanding at
February 29, 2008	933,531	$.63 – 2.72	$1.55
Available for issue at
February 29, 2008	-	-	-
Options exercisable at
February 29, 2008	933,531	$.63 – 2.72	$1.55
August 31, 2007	971,531	$.63 – 2.72	$1.56

The 1998 Incentive Plan expired and terminated effective December 31, 2007. The key terms of the stock options granted under our stock plans are included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Bank Overdrafts
Bank overdrafts consist of outstanding checks that have not cleared our bank. Overdrafts are offset against cash balances to the extent that cash balances are available in the account on which the checks are issued. Remaining balances of overdrafts are included in our accounts payable balances. At February 29, 2008, outstanding checks in the amounts of $265,000 were included in accounts payable balances.

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

Note 2 Accounts Receivable
Accounts receivable are summarized as follows:

	February 29, 2008	August 31, 2007
	(Unaudited)

Accounts receivable – trade	$4,411,754	$5,345,196
Other receivables	75,864	78,468
	4,487,618	5,423,664

Less allowance for doubtful accounts	(285,925)	(251,316)
Accounts receivable, net	$4,201,693	$5,172,348

Note 3 Inventories
Inventories are summarized as follows:

	February 29, 2008	August 31, 2007
	(Unaudited)

Raw material	$3,753,020	$3,482,396
Work-in-process	1,002,429	962,286
Finished goods	3,398,169	3,028,041
	8,153,618	7,472,723

Less inventory reserves	(4,070,305)	(4,092,313)

Inventories, net	$4,083,313	$3,380,410

Our inventory reserve of approximately $4,070,000 at February 29, 2008 is to provide for items that are potentially slow-moving, excess or obsolete. During the first six months of fiscal 2008, inventory reserves were reduced by writeoffs of approximately $22,000. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should our sales efforts not be successful.

Note 4 Land Held for Sale
During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Duluth (Johns Creek), Georgia. The Company evaluated the criteria of SFAS No. 144 (as amended), “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) and concluded that these assets qualified as assets held for sale.  In accordance with SFAS No. 144, the land was reclassified to land held for sale at its historic carrying value of $354,000 (lower of carrying amount or fair value less costs to sell) in the consolidated balance sheet as of February 29, 2008. The land was acquired in August 1989 and no impairment charges were recorded related to the reclassification.

Note 5 Other Assets
Other assets consisted of the following:

	February 29, 2008 (unaudited)
	Cost	Accumulated Amortization	Net
License agreements	$933,800	$(909,448)	$24,352
Patents and patent applications	491,420	(28,413)	463,007
Trademarks	82,820	(33,103)	49,717
Loan facility fees	137,500	(104,167)	33,333
Other	6,889	-	6,889
	$1,652,429	$(1,075,131)	$577,298

	August 31, 2007
	Cost	Accumulated Amortization	Net
License agreements	$933,800	$(862,198)	$71,602
Patents and patent applications	472,551	(14,006)	458,545
Trademarks	89,736	(25,867)	63,869
Loan facility fees	137,500	(54,167)	83,333
Other	6,889	-	6,889
	$1,640,476	$(956,238)	$684,238

Amortization expense of other assets for the three and six months ended February 29, 2008, amounted to $47,000 and $119,000, respectively. Amortization expense of other assets for the three and six months ended March 2, 2007, amounted to $66,000 and $123,000, respectively.

We conduct an ongoing review of our intellectual property rights and potential trademarks. At February 29, 2008, the cost of registered patents and trademarks amounted to $251,000 and $82,000, respectively. Additionally, as of February 29, 2008, we have cumulatively incurred $241,000 of legal fees related to the filing of applications for various patents and $1,000 related to the filing of trademarks. Upon issuance, these legal costs will be amortized on a straight-line basis over the lesser of the legal life or the estimated useful lives of the patent or trademark. If it becomes more likely than not that application will not be granted, we will write-off the deferred cost at that time. Patents and trademarks are amortized over their estimated useful life of four to ten years. License agreements are amortized over their estimated useful life of one to five years. Loan facility fees are amortized over twelve months.

Note 6 Accrued Expenses
Accrued expenses consist of the following:

	February 29, 2008	August 31, 2007
	(Unaudited)

Vacation	$603,080	$541,503
Payroll and related expenses	394,180	382,690
Royalties	154,776	76,989
Warranty	520,052	534,052
Taxes and insurance	264,082	61,935
Commissions	83,699	104,876
Professional fees	284,049	425,433
Other	27,502	481,744

	$2,331,420	$2,609,222

Accrued Warranty
We warrant our products for a 12 to 14 month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. We expense costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty liabilities amounted to $520,000 at February 29, 2008 and $534,000 at August 31, 2007. For the six months ended February 29, 2008, the accrual was reduced by $14,000 for satisfied warranty claims.

Note 7 Deferred Revenue
Deferred revenue consists of the unrecognized revenue portion of extended service maintenance contracts and fair value of revenue related to future performance obligations. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. At February 29, 2008, deferred extended service maintenance revenues were $517,000 and deferred revenues related to future performance obligations were $182,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2008 and into fiscal 2009.

Note 8 Liquidity
Revolving Line of Credit and Term Loan Facility

WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on September 30, 2008, or upon demand, and requires an annual facility fee of 2% of the maximum credit limit. The loan facility consists of a term loan and a revolving line of credit bearing interest at the bank’s prime rate (6.0% at February 29, 2008). The bank retained the right to adjust the interest rate, subject to the financial performance of the Company.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. In addition, the facility provides for advances in excess of the availability formulas of up to $1,000,000 during the term of the facility. The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation. At February 29, 2008, balances outstanding on the revolving line of credit amounted to $1,728,000. No borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers, which at February 29, 2008, amounted to $1,805,000.

At February 29, 2008, approximately $1,467,000, net of outstanding letters of credit, was available to borrow under the advance formulas. During the first six months of fiscal 2008, the line of credit average daily balance outstanding was $1,536,000 and the highest outstanding balance was $3,274,000. During the remainder of fiscal 2008 we expect the average daily balance to increase. We believe the loan facility will be sufficient to support operations over the next 12 months.

At February 29, 2008, we had land and buildings with a cost basis of $4,457,000 (including land held for sale of $354,000). Although land and buildings are subject to a lien under the loan facility, they are not currently used in the existing loan facility’s availability advance formulas and have no mortgage balances outstanding. While no assurances may be given, we believe these assets could be used to support additional overall borrowing capacities either with our existing bank or from other sources. During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Duluth (Johns Creek), Georgia (see note 4 to the consolidated financial statements). Proceeds from the sale of the land would be used to pay any balances outstanding on the revolving line of credit.

Under the loan facility, at the end of fiscal 2008 we are required to maintain a minimum tangible net worth. In addition, we are required to retain certain executive officers, maintain certain financial ratios, and are precluded from paying dividends.

Note 9 Income Taxes
For the six months ended February 29, 2008, federal and state income tax expense provisions of $97,000 and $6,000, respectively, were fully offset by a decrease in the deferred tax asset valuation allowance which resulted in no income tax expense for the period. At February 29, 2008, net deferred tax assets of $5,916,000 were fully reserved by the valuation allowance.

At February 29, 2008, we had a federal net operating loss carryforward of approximately $9,439,000, which expires beginning fiscal 2020 through fiscal 2028. Additionally, we had an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

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

	Three months ended
	February 29, 2008			March 2, 2007
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net earnings (loss)	$336,325			$(183,274)

Basic earnings (loss) per share:
Net earnings (loss) available to common shareholders	$336,325	12,647,051	$0.03	$(183,274)	12,582,875	$(0.01)

Effect of dilutive potential common shares:
Stock options	-	4,784		-	-

Diluted earnings (loss) per share:
Net earnings (loss) available to common shareholders	$336,325	12,651,835	$0.03	$(183,274)	12,582,875	$(0.01)

	Six months ended
	February 29, 2008			March 2, 2007
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net earnings (loss)	$285,818			$(1,145,224)
Basic (loss) earnings per share:
Net earnings (loss) available to common shareholders	$285,818	12,647,051	$0.02	$(1,145,224)	12,580,963	$(0.09)

Effect of dilutive potential common shares:
Stock options	-	11,425		-	-

Diluted earnings (loss) per share:
Net earnings (loss) available to common shareholders	$285,818	12,658,476	$0.02	$(1,145,224)	12,580,963	$(0.09)

Stock options excluded from the diluted net earnings (loss) per share calculation due to their anti-dilutive effect are as follows:

	Three months ended		Six months ended
	February 29, 2008	March 2, 2007	February 29, 2008	March 2, 2007
Common stock options:
Number of shares	933,531	1,096,531	933,531	1,096,531
Exercise price	$.63 to $2.72	$.63 to $2.72	$.63 to $2.72	$.63 to $2.72

Note 11 Segment Information and Significant Customers

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company operates within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment the Company has three sources of revenues as follows:

	Three months ended		Six months ended
	February 29, 2008	March 2, 2007	February 29, 2008	March 2, 2007
Product Line
Direct Broadcast Satellite	$6,539,363	$4,580,032	$11,389,574	$9,212,253
Analog and Custom Products	4,350	57,317	16,023	62,586
Service	122,707	133,316	286,752	279,303
	$6,666,420	$4,770,665	$11,692,349	$9,554,142

Concentrations of revenue are likely to occur in any one or more of our products in any of our reporting periods. Product revenues are subject to fluctuations from quarter to quarter and year to year as new products and technologies are introduced, new product features and enhancements are added and as customers upgrade or expand their network operations.

Concentration of products representing 10% or more of the respective period’s revenues are as follows:

	Three months ended			Six months ended
	February 29, 2008		March 2, 2007	February 29, 2008		March 2, 2007
Product
iPump Media Servers	(a	)	15.0%	(a	)	23.1%
Professional and broadcast receivers	43.0%		22.1%	39.9%		24.3%
Enterprise media receivers	19.0%		(a )	14.3%		(a )
Audio broadcast receivers	(a	)	10.1%	(a	)	10.1%

(a) Revenues for the period were less than 10% of total revenues.

Concentration of products representing 10% or more of revenues in the prior three fiscal years are as follows:

	Year ended
Products	August 31, 2007		September 1, 2006	September 2, 2005
iPump Media Server	32.0%		(a )	11.6%
Professional and broadcast receivers	20.6%		12.0%	12.6%
Audio broadcast receivers	(a	)	17.5%	18.6%
Nielsen encoders	(a	)	10.7%	(a )
Uplink Equipment	(a	)	(a )	12.0%

(a) Revenues for the period were less than 10% of total revenues.

Fiscal 2007 product mix featured new iPump® Media Server products for broadcast radio customers adopting store and forward technologies in their network upgrades and a new customer for a digital signage network. The professional and broadcast receivers products benefited from a new cable network and expansion of high definition television distribution by cable headends. A new audio broadcast receiver for business music applications was developed during fiscal 2007 and began shipping in the first quarter of fiscal 2008.

Revenues by geographic area are as follows:

	Three months ended		Six months ended
	February 29, 2008	March 2, 2007	February 29, 2008	March 2, 2007
Geographic Area
United States	$6,585,772	$3,924,608	$10,434,459	$8,355,243
Latin America	2,356	5,649	829,352	42,170
Canada	32,695	79,328	300,215	104,332
Europe	38,237	752,965	95,917	1,040,002
Other	7,360	8,115	32,406	12,395
	$6,666,420	$4,770,665	$11,692,349	$9,554,142

All of the Company’s long-lived assets are located in the United States. Customers representing 10% or more of the respective periods’ revenues are as follows:

	Three months ended			Six months ended
	February 29, 2008		March 2, 2007	February 29, 2008		March 2, 2007
Customer 1	(a	)	(a )	(a	)	18.2%
Customer 2	(a	)	10.2%	(a	)	10.2%
Customer 3	10.6%		12.6%	14.4%		10.6%
Customer 4	31.9%		(a )	26.4%		10.8%
Customer 5	18.8%		(a )	13.8%		(a )
Customer 6	(a	)	12.3%	(a	)	(a )
Customer 7	(a	)	13.7%	(a	)	(a )

(a) Revenues for the period were less than 10% of total revenues.

Note 12 Commitments
We have three manufacturing and purchasing agreements for certain finished goods inventories. At February 29, 2008, outstanding purchase commitments under these agreements amounted to $3,625,000. Pursuant to the above agreements, at February 29, 2008, we had outstanding letters of credit in the amount of $1,805,000.

Note 13 Guarantees and Indemnifications
Letters of Credit
We provide standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements. At February 29, 2008, outstanding letters of credit amounted $1,805,000.

Financing Agreements
The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At February 29, 2008, $1,728,000 was outstanding on the loan facility.

Indemnification Obligations
We are obligated to indemnify our officers and the members of our Board of Directors pursuant to our bylaws and contractual indemnity agreements. We routinely sell products with a limited intellectual property indemnification included in the terms of sale or in certain contractual arrangements. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorneys’ fees). Certain requests for indemnification have been received by us pursuant to these arrangements (see Part II, Item 1. Legal Proceedings in our Quarterly report on Form 10-Q for the period ended November 30, 2007 for further discussion).

WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended August 31, 2007, contained in the Company’s 2007 Annual Report on Form 10-K.

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

During the second quarter of fiscal 2008, we booked $5.8 million in new orders. These orders included approximately $1.4 million from one of our larger private network customers for our new Unity® 552 Enterprise Media Receiver (Unity® 552). The Unity® 552 has bandwidth-efficient MPEG-4/h.264 video coding for both standard definition and high definition video, digital and analog outputs, as well as advanced DVB-S2 demodulation. With these new features, network operators can reduce their bandwidth utilization by approximately half, resulting in considerably lower operational costs. The order shipped in the second quarter of fiscal 2008, and is expected to be the first of a series of orders from the customer for a complete network upgrade to the Unity® 552. We received orders totaling over $2.1 million for our SMD 515 IPTV(internet protocol television) set top box from Conklin-Intracom for use by multiple telco operators in North America to provide premium IPTV services including high definition programming, video on demand and integrated personal video recording. The SMD 515, supporting Conklin-Intracom’s fs/cdn® solution, is currently being used in field trials by five telco operators in North America. Approximately $230,000 of this order shipped in the second quarter with the remainder scheduled to ship in the third quarter of fiscal 2008. An order for $1.2 million was received for our new iPump® 562 enterprise media server from Satellite Store Link (SSL) to support the expansion of SSL’s digital signage projects in Latin America and is scheduled to ship in our third and fourth quarters of fiscal 2008. The iPump® 562 media server supports bandwidth-saving features, such as MPEG-4/h.264 video compression and file-based workflows. These features can be used in combination to create customized, high quality HD (high definition) and SD (standard definition) video channels for digital signage applications.

During the first quarter of fiscal 2008, bookings, consisting primarily of add-on orders from existing customers, were approximately $3.6 million.

Financial Position and Liquidity

At February 29, 2008, we had line of credit borrowings outstanding of $1,728,000. Our $5,000,000 bank loan facility is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. The loan facility matures on September 30, 2008, or upon demand. At February 29, 2008, approximately $1,467,000, net of outstanding letters of credit in the amount of $1,805,000, remained available to borrow under the advance formulas.

During the first six months of fiscal 2008, our line of credit net outstanding borrowings decreased $288,000 from $2,016,000 at August 31, 2007 to $1,728,000 at February 29, 2008. Operating activities provided $1,044,000 of cash and investing activities used $759,000 of cash, which consisted of capitalized software additions of $545,000, equipment additions of $202,000, and $12,000 for legal fees related to the filing of applications for various patents and trademarks.

(See the Liquidity and Capital Resources section on page 20 for further discussion.)

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED FEBRUARY 29, 2008 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 2, 2007

The following table sets forth, for the periods indicated, the components of our results of operations as a percentage of sales:

	Three months ended		Six months ended
	February 29, 2008	March 2, 2007	February 29, 2008	March 2, 2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of products sold	61.9	59.1	60.6	67.3
Gross margin	38.1	40.9	39.4	32.7
Selling, general, and administrative	21.1	28.0	22.8	27.6
Research & development	11.5	16.2	13.5	16.7
Operating income (loss)	5.5	(3.4)	3.1	(11.6)
Interest expense	( .5)	( .5)	( .6)	( .5)
Interest income	-	-	-	.1
Earnings (loss) before income taxes	5.0	(24.1)	2.4)	(18.2)
Income tax (expense) benefit	-	-	-	-
Net earnings (loss)	5.0%	(24.1)%	2.4%	(18.2)%

The operating results for the three and six months ended February 29, 2008 were net earnings of $336,000 or $0.03 per share and $286,000 or $0.02 per share, respectively, compared to net losses of $(183,000) or $(0.01) per share and $(1,145,000) or $(0.09) per share, respectively, for the three and six months ended March 2, 2007.

Revenues - Revenues for the three months ended February 29, 2008 increased $1,895,000 or 39.7% to $6,666,000 from $4,771,000 for the same period in fiscal 2007. Revenues for the six months ended February 29, 2008 increased $2,138,000 or 22.4% to $11,692,000 from $9,554,000 for the same period in fiscal 2007.

Direct Broadcast Satellite (DBS) revenues (including service revenues) increased $1,949,000 or 41.3% in the second quarter of fiscal 2008 to $6,662,000 from $4,713,000 in the same period of fiscal 2007. For the six months ended February 29, 2008, DBS revenues increased $2,184,000 or 23.0% to $11,676,000 from $9,492,000 for the six months ended March 2, 2007. The second quarter and first six months of fiscal 2008 benefited from completion of shipments of our Unity® 4600 to the Big Ten Network for the new cable network being distributed by Fox Cable Networks and shipments of our SMD 515 IPTV set top box to Conklin-Intracom for use in providing premium IPTV services by telco operators in North America. Second quarter revenues included shipments of our Unity® 552 Enterprise Media Receiver to a private network customer for initial upgrades to its network. Shipments continued in the second quarter to MegaHertz for distribution of our products to the U.S. cable market and to business music provider Muzak LLC, of our new Encompass LE2, our next generation business music audio receiver. Revenues and order backlog are subject to the timing of significant orders from customers and new product introductions, and as a result revenue levels may fluctuate from quarter to quarter.

For the three months ended February 29, 2008, three customers accounted for 31.9%, 18.8% and 10.6% of revenues, respectively. For the three months ended March 2, 2007, four customers accounted for 13.7%, 12.6%, 12.3% and 10.2% of revenues, respectively. For the six months ended February 29, 2008, the same three customers accounted for 26.4%, 13.8% and 14.4% of revenues, respectively. For the six months ended March 2, 2007, four customers accounted for 18.2%, 10.8%, 10.6% and 10.2% of revenues, respectively. Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2008 and beyond.

Concentrations of revenue are likely to occur in any one or more of our products in any of our reporting periods. Product revenues are subject to fluctuations from quarter to quarter and year to year as new products and technologies are introduced, new product features and enhancements are added and as customers upgrade or expand their network operations (See note 11).

Our backlog is comprised of undelivered, firm customer orders which are scheduled to ship within eighteen months. The backlog was approximately $9.8 million at February 29, 2008, compared to $10.2 million at August 31, 2007, and $8.4 million at March 2, 2007. Four customers accounted for 31.5%, 15.3%, 13.3% and 11.7%, respectively, of the backlog at February 29, 2008. The total multi-year backlog at February 29, 2008, was approximately $15.7 million compared to $17.1 million at August 31, 2007 and $16.3 million at March 2, 2007.

Gross Profit Margins - The Company's gross profit margin percentages were 38.1% and 39.4 % for the three and six month periods ended February 29, 2008, compared to 40.9% and 32.7% for the three and six month periods ended March 2, 2007. Gross profit margin dollars increased $592,000 and $1,477,000, respectively, for the three and six months ended February 29, 2008, compared to the same periods in fiscal 2007. The decrease in margin percentages for the three months ended February 29, 2008 was mainly due to a product mix with higher variable costs which were partially offset by lower unit fixed overhead costs resulting from increased revenues. The increase in margin dollars is mainly due to the increase in revenues for the period. The increase in margin percentages and dollars for the six months ended February 29, 2008 was mainly due to the increased revenues and lower unit fixed overhead costs resulting from the higher revenues which offset higher unit variable costs of the product mix. Profit margins in the three and six month periods of fiscal 2008 were favorably impacted by decreases in capitalized software amortization expense of $39,000 and $152,000, respectively. In addition, profit margins in the first six months of fiscal 2007 included inventory reserve charges of $75,000 and warranty provisions of $100,000 compared to none in the first six months of fiscal 2008.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses increased $67,000, or 5.0%, to $1,405,000 for the three months ended February 29, 2008, from $1,338,000 for the three months ended March 2, 2007. For the six months ended February 29, 2008, SG&A expenses increased $32,000, or 1.2%, to $2,669,000 from $2,637,000 for the same period ended March 2, 2007. Corporate SG&A expenses in the second quarter of fiscal 2008 decreased $37,000, or 11.7%, to $280,000 from $317,000 for the same period in fiscal 2007. For the six months ended February 29, 2008, corporate SG&A expenses decreased $77,000, or 13.6%, to $492,000 from $569,000 in the same period in fiscal 2007. The decreases for the periods were mainly due to lower professional fees and share-based compensation expense. WCI’s SG&A expenses increased $104,000, or 10.2%, to $1,125,000 from $1,021,000 and $109,000, or 5.3%, to $2,177,000 from $2,067,000 for the three and six months ended February 29, 2008, compared to the same periods in fiscal 2007. The increase in WCI’s SG&A expenses for the three months ended February 29, 2008 was mainly due to increases in recruiting placement fees of $19,000, general overhead costs of $14,000 and professional fees of $24,000, which were offset by lower sales and marketing expenses of $25,000. SG&A expenses in the second quarter of fiscal 2007 benefited from the reversal of bad debt provisions of $50,000 related to collection of previously reserved accounts receivable, compared to a bad debt provision expense of $20,000 in the same period of fiscal 2008. The increase in WCI’s SG&A expenses for the six months ended February 29, 2008 was mainly due to increases in employee placement fees of $19,000, general overhead costs of $15,000 and professional fees of $17,000, which were offset by lower sales and marketing expenses of $19,000. WCI’s SG&A expenses in the first six months of fiscal 2007 benefited from the reversal of bad debt provisions of $50,000 compared to a bad debt provision expense of $35,000 in the same period in fiscal 2008.

For the three and six months ended February 29, 2008, share-based compensation expense included in SG&A expenses amounted to $8,000 and $8,000, respectively, compared to $16,000 and $17,700, respectively, for the same periods in fiscal 2007. As a percentage of revenues, SG&A expenses were 21.1% and 22.8% for the three and six month periods ended February 29, 2008, compared to 28.0% and 27.6% in the same periods in fiscal 2007.

Research and Development - Research and development (R&D) expenditures, including capitalized software development costs, were $1,121,000, or 16.8% of revenues, and $2,123,000, or 18.2% of revenues, for the three and six month periods ended February 29, 2008, compared to $1,172,000, or 24.6% of revenues, and $2,369,000, or 24.8% of revenues, for the same periods in fiscal 2007. The decreases in expenditures in the three and six months ended February 29, 2008, compared to the same periods of fiscal 2007, were mainly due to lower consulting costs, which were partially offset by increased salaries related to increases in compensation and headcount and increased recruiting costs related to new hires. Capitalized software development costs amounted to $352,000 and $545,000 for the second quarter and first six months of fiscal 2008 compared to $399,000 and $775,000 for the same periods in fiscal 2007. The decreases in capitalized software costs were related to completed projects. R&D expenses, excluding capitalized software expenditures, were $770,000, or 11.5% of revenues, and $1,579,000, or 13.5% of revenues, for the three and six months ended February 29, 2008, compared to $773,000, or 16.2% of revenues, and $1,594,000, or 16.7%, of revenues, in the same periods of fiscal 2007. The decreases in expenses in the three and six month periods of fiscal 2008 compared to the same periods in fiscal 2007 were mainly due to the decreases in expenditures discussed above partially offset by the reductions in capitalized software development costs.

Interest Expense - Interest expense increased $5,000 to $30,000 for the three months ended February 29, 2008, from $25,000 for the three months ended March 2, 2007. For the six months ended February 29, 2008, interest expense increased $21,000 to $72,000 from $50,000 for the same period ended March 2, 2007. The increases for the three and six month periods in fiscal 2008 were primarily due to an increase in average line-of-credit borrowings.

Interest Income - Interest income was less than $1,000 for the three and six month periods ended February 29, 2008, compared to $4,000 and $9,000 for the same periods ended March 2, 2007.

Income Tax Expenses - For the six months ended February 29, 2008, federal and state income tax expense provisions of $97,000 and $6,000, respectively, were fully offset by a decrease in the deferred tax asset valuation allowance which resulted in no income tax expense for the period. At February 29, 2008, net deferred tax assets of $5,916,000 were fully reserved by the valuation allowance. At February 29, 2008, we had a federal net operating loss carryforward of approximately $9,439,000, which expires beginning fiscal 2020 through fiscal 2028. Additionally, we had an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgements. These policies are as follows:

Revenue Recognition – Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue. At February 29, 2008, deferred extended service maintenance revenues were $517,000 and deferred revenues related to the fair value of future performance obligations were $182,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2008 and into fiscal 2009.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard cost, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At February 29, 2008, inventories, net of reserve provisions, amounted to $4,083,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At February 29, 2008, capitalized software costs, net of accumulated amortization, amounted to $1,166,000.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. At February 29, 2008, deferred tax assets in the amount of $5,916,000 were fully reserved by a valuation allowance. For the six months ended February 29, 2008, federal and state income tax expense provisions of $97,000 and $6,000, respectively, were fully offset by a decrease in the deferred tax asset valuation allowance which resulted in no income tax expense for the period.

Accounts Receivable Valuation – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. At February 29, 2008, accounts receivable, net of allowances for doubtful accounts, amounted to $4,202,000.

LIQUIDITY AND CAPITAL RESOURCES
SIX MONTHS ENDED FEBRUARY 29, 2008

At February 29, 2008, our primary source of liquidity was a $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (6.0% at February 29, 2008). The bank retained the right to adjust the interest rate, subject to the financial performance of the Company. The loan facility matures on September 30, 2008, or upon demand, and requires an annual facility fee of 2% of the maximum credit limit. During the first six months of fiscal 2008, our line of credit net outstanding borrowings decreased $288,000 from $2,016,000 at August 31, 2007 to $1,728,000 at February 29, 2008. At February 29, 2008, approximately $1,467,000, net of outstanding letters of credit in the amount of $1,805,000, remained available to borrow under the advance formulas.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. In addition, the facility provides for advances in excess of the availability formulas of up to $1,000,000 during the term of the facility. The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation. At February 29, 2008, balances outstanding on the revolving line of credit amounted to $1,728,000. No borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers, which at February 29, 2008, amounted to $1,805,000.

At February 29, 2008, approximately $1,467,000, net of outstanding letters of credit, was available to borrow under the advance formulas. During the first six months of fiscal 2008, the line of credit average daily balance outstanding was $1,536,000 and the highest outstanding balance was $3,274,000. During the remainder of fiscal 2008 we expect the average daily balance to increase. We believe the loan facility will be sufficient to support operations over the next 12 months.

Under the loan facility, at the end of fiscal 2008 we are required to maintain a minimum tangible net worth. In addition, we are required to retain certain executive officers, maintain certain financial ratios, and are precluded from paying dividends.

During the first six months of fiscal 2008, operating activities provided $1,044,000 of cash. Net earnings adjusted for expense provisions and depreciation and amortization (before working capital changes) provided $1,269,000 of cash, while changes in accounts receivable and customer deposit balances provided $179,000 of cash. Changes in accounts payable and accrued expenses, inventories, deferred revenue and other assets used $403,000 of cash. Cash used by investing activities was $202,000 for property and equipment expenditures, $545,000 for capitalized software additions and $12,000 for legal fees related to the filing of applications for various patents and trademarks. Financing activities used $288,000 of cash for net line-of-credit repayments.

At February 29, 2008, we had land and buildings with a cost basis of $4,457,000 (including land held for sale of $354,000). Although land and buildings are subject to a lien under the loan facility, they are not currently used in the existing loan facility’s availability advance formulas and have no mortgage balances outstanding. While no assurances may be given, we believe these assets could be used to support additional overall borrowing capacities either with our existing bank or from other sources. During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Duluth (Johns Creek), Georgia (see note 4 to the consolidated financial statements). Proceeds from the sale of the land would be used to pay any balances outstanding on the revolving line of credit.

We have three manufacturing and purchasing agreements for certain finished goods inventories. At February 29, 2008, outstanding purchase commitments under these agreements amounted to $3,625,000. Pursuant to the above agreements, at February 29, 2008, we had outstanding letters of credit in the amount of $1,805,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of the Company’s long-term contractual obligations as of February 29, 2008 consisted of:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2008	Fiscal 2009-2010	Fiscal 2011-2012
Operating leases	$159,000	$90,000	$69,000	$-
Bank line of credit	1,728,000	-	1,728,000	-
Purchase commitments	3,625,000	3,625,000	-	-
Total	$5,512,000	$3,715,000	$1,797,000	$-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank’s prime rate (6.0% at February 29, 2008). At February 29, 2008, line of credit outstanding borrowings amounted to $1,728,000.

We do not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (February 29, 2008). Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 22, 2008, the Annual Meeting of Shareholders was held and the shares present voted on the following matters:

(1.)	The shareholders approved the election of the following nominees to the Board of
Directors to serve for a term of three years expiring in 2011:

Phylis A. Eagle-Oldson (Class I Director)
10,249,095 votes FOR
2,002,918 votes WITHHELD

C. Troy Woodbury, Jr. (Class I Director)
10,216,801 votes FOR
2,035,212 votes WITHHELD

The terms of office of Jeffrey J. Haas, Robert A. Placek and David W. Wright as Class II directors, and of Thomas G. Elliot, Stephen J. Lococo and Ned L. Mountain as Class III directors, continued subsequent to the Annual Meeting.

(2.)	The appointment of BDO Seidman, LLP as auditors for the Company for the fiscal year 2008 was approved with 11,975,496 votes FOR, 228,206 votes AGAINST, and 48,312 votes ABSTAINING.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this report. An asterisk identifies those exhibits previously filed and incorporated herein by reference. For each such asterisked exhibit there is shown below the description of the prior filing. Exhibits which are not required for this report are omitted.

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

WEGENER CORPORATION
(Registrant)

Date: April 10, 2008	By:	/s/ Robert A. Placek
Robert A. Placek
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: April 10, 2008	By:	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)