Form 10-Q
period 2008-05-30
WEGENER CORP
filed 2008-07-10
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	12,647,051 Shares
Class	Outstanding at June 30, 2008

WEGENER CORPORATION
Form 10-Q For the Quarter Ended May 30, 2008

INDEX

PART I. Financial Information

Item 1.	Financial Statements

	Introduction	3

	Consolidated Statements of Operations
	(Unaudited) - Three and Nine Months Ended
	May 30, 2008 and June 1, 2007	4

	Consolidated Balance Sheets - May 30,
	2008 (Unaudited) and August 31, 2007	5

	Consolidated Statements of Shareholders' Equity
	(Unaudited) - Nine Months Ended May 30,
	2008 and June 1, 2007	6

	Consolidated Statements of Cash Flows
	(Unaudited) - Nine Months Ended May 30,
	2008 and June 1, 2007	7

	Notes to Consolidated Financial
	Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24
Item 4T.	Controls and Procedures	24

PART II. Other Information

Item 6.	Exhibits	25
	Signatures	26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Wegener™Corporation (the “Company”, “we”, “our” or “us”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of May 30, 2008; the consolidated statements of shareholders' equity as of May 30, 2008, and June 1, 2007; the consolidated statements of operations for the three and nine months ended May 30, 2008, and June 1, 2007; and the consolidated statements of cash flows for the nine months ended May 30, 2008, and June 1, 2007; have been prepared without audit. The consolidated balance sheet as of August 31, 2007, has been audited by independent registered public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2007, File No. 0-11003.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	May 30, 2008	June 1, 2007	May 30, 2008	June 1, 2007
Revenue, net	$4,392,919	$6,247,080	$16,085,268	$15,801,222

Operating costs and expenses
Cost of products sold	2,794,068	3,975,135	9,882,172	10,402,187
Selling, general and administrative	1,475,383	1,274,377	4,144,125	3,910,969
Research and development	859,114	707,445	2,437,697	2,301,613

Operating costs and expenses	5,128,565	5,956,957	16,463,994	16,614,769

Operating (loss) income	(735,646)	290,123	(378,726)	(813,547)
Interest expense	(40,684)	(39,923)	(112,526)	(90,448)
Other income	1,206	502	1,946	9,473

Net (loss ) earnings	$(775,124)	$250,702	$(489,306)	$(894,522)

Net (loss) earnings per share:
Basic	$(0.06)	$0.02	$(0.04)	$(0.07)
Diluted	$(0.06)	$0.02	$(0.04)	$(0.07)

Shares used in per share calculation
Basic	12,647,051	12,647,051	12,647,051	12,602,992
Diluted	12,647,051	12,691,220	12,647,051	12,602,992

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 30, 2008 (Unaudited)	August 31, 2007
Assets
Current assets
Cash and cash equivalents	$6,757	$6,728
Accounts receivable, net	3,467,734	5,172,348
Inventories, net	5,725,400	3,380,410
Other	307,892	194,847

Total current assets	9,507,783	8,754,333

Property and equipment, net	1,782,376	1,777,677
Capitalized software costs, net	1,181,007	1,241,577
Other assets	550,674	684,238
Land held for sale	353,712	353,712

Total assets	$13,375,552	$12,811,537

Liabilities and Shareholders’ Equity

Current liabilities
Bank line of credit	$2,001,528	$2,015,704
Accounts payable	2,549,570	1,145,327
Accrued expenses	1,924,868	2,609,222
Deferred revenue	2,050,961	774,183
Customer deposits	933,823	1,870,673

Total current liabilities	9,460,750	8,415,109

Commitments and contingencies	-	-

Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 12,647,051 and 12,647,051 shares issued and outstanding, respectively	126,471	126,471
Additional paid-in capital	20,006,702	19,999,022
Deficit	(16,218,371)	(15,729,065)

Total shareholders’ equity	3,914,802	4,396,428

Total liabilities and shareholders’ equity	$13,375,552	$12,811,537

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit
Balance at September 1, 2006	12,579,051	$125,791	$19,924,915	$(14,976,303)

Share-based compensation expense	-	-	17,667	-
Common stock issued through stock options	68,000	680	56,440	-
Net loss for the nine months	-	-	-	(894,522)
BALANCE at June 1, 2007	12,647,051	$126,471	$19,999,022	$(15,870,825)

Balance at August 31, 2007	12,647,051	$126,471	$19,999,022	$(15,729,065)

Share-based compensation expense	-	-	7,680	-
Net loss for the nine months	-	-	-	(489,306)
BALANCE at May 30, 2008	12,647,051	$126,471	$20,006,702	$(16,218,371)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	May 30, 2008	June 1, 2007
Cash flows from operating activities
Net loss	$(489,306)	$(894,522)
Adjustments to reconcile net loss to cash provided (used) by operating activities
Depreciation and amortization	1,405,726	1,772,258
Share-based compensation expense	7,680	17,667
Provision for bad debts	35,000	(50,000)
Provision for inventory reserves	-	250,000
Provision for warranty reserves	(160,000)	150,000
Changes in assets and liabilities	1,669,614	(2,463,368)
Accounts receivable
Inventories	(2,344,990)	(590,173)
Other assets	(113,046)	104,542
Accounts payable	1,404,244	407,922
Accrued expenses	(524,354)	234,740
Deferred revenue	1,276,778	(284,397)
Customer deposits	(936,852)	(213,794)

Net cash provided (used) by operating activities	1,230,494	(1,559,125)

Cash flows from investment activities
Property and equipment expenditures	(311,203)	(169,470)
Capitalized software additions	(869,490)	(1,157,567)
License agreement, patent, and trademark, expenditures	(35,596)	(152,739)

Net cash used for investing activities	(1,216,289)	(1,479,776)

Cash flows from financing activities
Net change in revolving line of credit	(14,176)	2,041,563
Proceeds from stock options exercised	-	57,120

Net cash (used) provided by financing activities	(14,176)	2,098,683

Increase (decrease) in cash and cash equivalents	29	(940,218)
Cash and cash equivalents, beginning of period	6,728	958,784

Cash and cash equivalents, end of period	$6,757	$18,566

Supplemental disclosure of cash flow information:
Cash paid during the nine months for:
Interest	$112,526	$90,448

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business
We design and manufacture equipment for the receiving and transmitting of video, audio and data programming over satellite, cable, broadcast and terrestrial networks. Applications for our equipment include IP data delivery, cable and broadcast television, radio networks, business television, digital signage, business music, distance education, and financial information distribution. COMPEL®, our patented network control system, provides network flexibility to regionalize programming, commercials and file transfers.

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

Note 2 Liquidity
We have two manufacturing and purchasing agreements for certain finished goods inventories. At May 30, 2008, outstanding purchase commitments under these agreements amounted to $2,738,000. Approximately $2,152,000 of the purchase commitments are scheduled for delivery in the fourth quarter of fiscal 2008. These purchase commitments were made based on existing orders and expected future bookings. Our third quarter bookings were below our expectations and our third quarter was adversely impacted by one customer delaying delivery of its order for our SMD 515 IPTV set top box (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion). Significant fourth quarter fiscal 2008 shippable bookings are currently required to meet our financial projections. As a result, our fourth quarter fiscal 2008 and first quarter fiscal 2009 cash flows could be adversely affected depending on the timing of shipments of delayed orders, the booking of additional near term shippable orders and the timing of resulting cash collections. Our borrowings would increase to support any resulting shortfall in cash flows and we could require an increase to our line of credit limit of $5,000,000. While no assurances may be given, we believe that the bank would provide an increase to the credit limit subject to having sufficient collateral under the existing line of credit advance formulas. Should near term shippable bookings not materialize and additional bank credit not be available, we would not be able to achieve our financial projections and additional sources of capital would be required. No assurances may be given that additional sources of capital, if needed, would be available.

Note 3 Significant Accounting Policies
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

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced and the fair value of future performance obligations are recorded as deferred revenue. In addition, invoices generated in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met. At May 30, 2008, deferred extended service maintenance revenues were $645,000 and deferred revenues related to future performance obligations and invoices generated in excess of revenue recognized were $1,406,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2008 and into fiscal 2009.

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the nine months ended May 30, 2008, no revenues were recorded as bill and hold transactions.

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

Share-Based Compensation
We account for share-based payments to employees, including grants of employee stock options, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that these awards be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). For the nine months ended May 30, 2008, share-based compensation expense included in selling, general and administrative expenses amounted to approximately $8,000 compared to approximately $18,000, for the same period ended June 1, 2007. The weighted average fair value of options granted during the nine months ended May 30, 2008 was $.51 with an aggregate total value of $8,000. The weighted average fair value of options granted during the nine months ended June 1, 2007 was $.90 with an aggregate total value of $16,000. As of May 30, 2008, no compensation costs related to non-vested stock options remain to be recognized.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	May 30,	June 1,	May 30,	June 1,
	2008	2007	2008	2007

Risk free interest rate	-	-	3.45%	4.70%
Expected term	-	-	5.0 years	10.0 years
Volatility	-	-	70%	90%
Expected annual dividends	-	-	None	None
Forfeiture rate	-	-	-	-

The following table summarizes stock option transactions for the nine months ended May 30, 2008:

		Range of	Weighted
	Number	Exercise	Average
	of Shares	Prices	Exercise Price
Outstanding at August 31, 2007	971,531	$.63 – 2.72	$1.55
Granted	15,000.85		.85
Forfeited or cancelled	(53,000)	1.41 – 2.21	1.43
Outstanding at May 30, 2008	933,531	$.63 – 2.72	$1.55
Available for issue at May 30, 2008	-	-	-
Options exercisable at May 30, 2008	933,531	$.63 – 2.72	$1.55
August 31, 2007	971,531	$.63 – 2.72	$1.56

The 1998 Incentive Plan expired and terminated effective December 31, 2007. The key terms of the stock options granted under our stock plans are included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Bank Overdrafts
Bank overdrafts consist of outstanding checks that have not cleared our bank. Overdrafts are offset against cash balances to the extent that cash balances are available in the account on which the checks are issued. Remaining balances of overdrafts are included in our accounts payable balances. At May 30, 2008, outstanding checks in the amounts of $558,000 were included in accounts payable balances.

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

Note 4 Accounts Receivable
Accounts receivable are summarized as follows:

	May 30, 2008	August 31, 2007
	(Unaudited)

Accounts receivable	$3,661,663	$5,345,196
Other receivables	75,864	78,468
	3,737,527	5,423,664
Less allowance for doubtful accounts	(269,793)	(251,316)
Accounts receivable, net	$3,467,734	$5,172,348

Note 5 Inventories
Inventories are summarized as follows:

	May 30,	August 31,
	2008	2007
	(Unaudited)

Raw material	$4,499,483	$3,482,396
Work-in-process	1,244,719	962,286
Finished goods	4,051,503	3,028,041
	9,795,705	7,472,723

Less inventory reserves	(4,070,305)	(4,092,313)

Inventories, net	$5,725,400	$3,380,410

Our inventory reserve of approximately $4,070,000 at May 30, 2008 is to provide for items that are potentially slow-moving, excess or obsolete. During the first nine months of fiscal 2008, inventory reserves were reduced by writeoffs of approximately $22,000. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that is reasonably possible should our sales efforts not be successful.

Note 6 Land held for sale
During the third quarter of fiscal 2007, the Board of Directors of the Company authorized and approved listing for sale the 4.4 acres of undeveloped land located adjacent to its headquarters facility in Duluth (Johns Creek), Georgia. The Company evaluated the criteria of Statement of Financial Standards (SFAS) No. 144 (as amended), “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) and concluded that these assets continue to qualify as assets held for sale.  In accordance with SFAS No. 144, the land is classified as land held for sale at its historic carrying value of $353,712 (lower of carrying amount or fair value less costs to sell) in the consolidated balance sheet as of May 30, 2008. The land was acquired in August 1989 and no impairment charges were recorded related to the reclassification.

Note 7 Other Assets
Other assets consisted of the following:

	May 30, 2008 (unaudited)
	Cost	Accumulated Amortization	Net
License agreements	$933,800	$(918,384)	$15,416
Patents and patent applications	515,063	(40,842)	474,221
Trademarks	82,820	(37,005)	45,815
Loan facility fees	100,000	(91,667)	8,333
Other	6,889	-	6,889
	$1,638,572	$(1,087,898)	$550,674

	August 31, 2007
	Cost	Accumulated Amortization	Net
License agreements	$933,800	$(862,198)	$71,602
Patents and patent applications	472,551	(14,006)	458,545
Trademarks	89,736	(25,867)	63,869
Loan facility fees	137,500	(54,167)	83,333
Other	6,889	-	6,889
	$1,640,476	$(956,238)	$684,238

Amortization expense of other assets for the three and nine months ended May 30, 2008, amounted to $50,000 and $169,000, respectively. Amortization expense of other assets for the three and nine months ended June 1, 2007, amounted to $190,000 and $313,000, respectively. Amortization expense for the three and nine months ended June 1, 2007 included $111,000 related to write-offs of remaining net balances of certain license agreements due to termination of the agreements.

We conduct an ongoing review of our intellectual property rights and potential trademarks. At May 30, 2008, the cost of registered patents and trademarks amounted to $251,000 and $82,000, respectively. Additionally, as of May 30, 2008, we have cumulatively incurred $264,000 of legal fees related to the filing of applications for various patents not yet approved and $1,000 related to the filing of trademarks. Upon issuance, these legal costs will be amortized on a straight-line basis over the lesser of the legal life of the patents and trademarks or the estimated useful lives of the patent or trademark. If it becomes more likely than not that a patent application will not be granted, we will write-off the deferred cost at that time. Patents and trademarks are amortized over their estimated useful life of four to ten years. License agreements are amortized over their estimated useful life of one to five years. Loan facility fees are amortized over 12 months.

During the third quarter of fiscal 2008, we signed an agreement to sell selected patents and patent applications to EPAX Consulting Limited Liability Company for net proceeds of approximately $1,075,000, subject to customary closing conditions. The group of patents and patent applications sold relate to product distinction, system architecture and IP networking. We retain a worldwide, non-exclusive, royalty-free license under the patents for use in both existing and future products. The transaction was completed subsequent to May 30, 2008.

Note 8 Accrued Expenses
Accrued expenses consist of the following:

	May 30,	August 31,
	2008	2007
	(Unaudited)

Vacation	$624,071	$541,503
Payroll and related expenses	215,873	382,690
Royalties	138,056	76,989
Warranty	360,052	534,052
Taxes and insurance	94,236	61,935
Commissions	84,579	104,876
Professional fees	332,573	425,433
Other	75,428	481,744
	$1,924,868	$2,609,222

Accrued Warranty
We warrant our products for a 12 to 14 month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. We expense costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty liabilities amounted to $360,000 at May 30, 2008 and $534,000 at August 31, 2007. For the nine months ended May 30, 2008, the accrual was increased by $50,000 and reduced by $14,000 for satisfied warranty claims. Additionally, for the three and nine months ended May 30, 2008, the accrual was reduced by and cost of sales was credited for $210,000 for previously estimated provisions that were no longer required.

Note 9 Deferred Revenue
Deferred revenue consists of the unrecognized revenue portion of extended service maintenance contracts and the fair value of revenue related to future performance obligations. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. In addition, invoices generated in excess of revenue recognized are recorded as deferred revenue until revenue recognition criteria are met. At May 30, 2008, deferred extended service maintenance revenues were $645,000 and deferred revenues related to future performance obligations and invoices generated in excess of revenue recognized were $1,406,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2008 and into fiscal 2009.

Note 10 Financing Agreements
Revolving Line of Credit and Term Loan Facility

WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on September 30, 2008, or upon demand, and requires an annual facility fee of 2% of the maximum credit limit. The loan automatically renews from year to year unless the bank makes demand for repayment prior to maturity; provided, however, absent an event of default, the bank shall give at least 120 days notice of its intention to demand the loans’s repayment or to terminate the loan agreement. The loan facility consists of a term loan and a revolving line of credit bearing interest at the bank’s prime rate (5.00% at May 30, 2008). The bank retained the right to adjust the interest rate, subject to the financial performance of the Company.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. In addition, the facility provides for advances in excess of the availability formulas of up to $1,000,000 during the term of the facility. The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation. At May 30, 2008, balances outstanding on the revolving line of credit amounted to approximately $2,002,000. During the first nine months of fiscal 2008, the line of credit average daily balance outstanding was $1,647,000 and the highest outstanding balance was $3,274,000. No borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers, which at May 30, 2008, amounted to $1,133,000. At May 30, 2008, approximately $1,865,000, net of outstanding letters of credit, was available to borrow under the advance formulas (see note 2 Liquidity and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion).

Under the loan facility, at the end of fiscal 2008 we are required to maintain a minimum tangible net worth. In addition, we are required to retain certain executive officers, maintain certain financial ratios, and are precluded from paying dividends.

At May 30, 2008, we had land and buildings with a cost basis of $4,457,000 (including land held for sale of $354,000). Although land and buildings are subject to a lien under the loan facility, they are not currently used in the existing loan facility’s availability advance formulas and have no mortgage balances outstanding. During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Duluth (Johns Creek), Georgia (see note 6 to the consolidated financial statements). Proceeds from the sale of the land would be used to pay any balances outstanding on the revolving line of credit.

Note 11 Income Taxes
There was no income tax benefit for the three and nine months ended May 30, 2008, as the Company incurred net losses of $(775,000) and $(489,000), respectively, and the increase in the deferred tax asset was offset by a corresponding increase in the valuation allowance due to the uncertainty as to the realization of the deferred tax asset. The valuation allowance increased $176,000 in the first nine months of fiscal 2008. At May 30, 2008, net deferred tax assets of $6,195,000 were fully reserved by a valuation allowance.

At May 30, 2008, we had a federal net operating loss carryforward of approximately $10,249,000, which expires beginning fiscal 2020 through fiscal 2028. Additionally, we had an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

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

Note 12 Earnings Per Share
The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.

	Three months ended
	May 30, 2008			June 1, 2007
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net (loss) earnings	$(775,124)			$250,702

Basic (loss) earnings per share:
Net (loss) earnings available to common shareholders	$(775,124)	12,647,051	$(0.06)	$250,702	12,647,051	$0.02

Effect of dilutive potential common shares:
Stock options	-	-		-	44,169

Diluted (loss) earnings per share:
Net (loss) earnings available to common shareholders	$(775,124)	12,647,051	$(0.06)	$250,702	12,691,220	$0.02

	Nine months ended
	May 30, 2008			June 1, 2007
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net loss	$(489,306)			$(894,522)

Basic loss per share:
Net loss available to common shareholders	$(489,306)	12,647,051	$(0.04)	$(894,522)	12,602,992	$(0.07)

Effect of dilutive potential common shares:
Stock options	-	-		-	-

Diluted loss per share:
Net loss available to common shareholders	$(489,306)	12,647,051	$(0.04)	$(894,522)	12,602,992	$(0.07)

Stock options excluded from the diluted net earnings (loss) per share calculation due to their anti-dilutive effect are as follows:

	Three months ended		Nine months ended
	May 30, 2008	June 1, 2007	May 30, 2008	June 1, 2007
Common stock options:
Number of shares	933,531	692,156	933,531	1,012,531
Exercise price	$.63 to $2.72	$1.09 to $2.72	$0.63 to $2.72	$0.63 to $2.72

Note 13 Segment Information and Significant Customers (Unaudited)
In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we operate within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment we have three sources of revenues as follows:

	Three months ended		Nine months ended
	May 30, 2008	June 1, 2007	May 30, 2008	June 1, 2007
Product Line
Direct Broadcast Satellite	$4,246,745	$6,037,788	$15,636,319	$15,250,041
Analog and Custom Products	4,170	63,204	20,193	125,789
Service	142,004	146,088	428,756	425,392
	$4,392,919	$6,247,080	$16,085,268	$15,801,222

Concentrations of revenue are likely to occur in any one or more of our products in any of our reporting periods. Product revenues are subject to fluctuations from quarter to quarter and year to year as new products and technologies are introduced, new product features and enhancements are added and as customers upgrade or expand their network operations.

Concentration of products representing 10% or more of the respective period’s revenues is as follows:

	Three months ended		Nine months ended
	May 30, 2008	June 1, 2007	May 30, 2008	June 1, 2007
Product
iPump Media Servers	30.0%	44.4%	12.2%	31.5%
Professional and broadcast receivers	14.7%	13.8%	32.4%	21.6%
SMD 515 IPTV set top boxes	16.5%	(a)	10.3%	(a)
Enterprise media receivers	(a)	(a)	11.6%	(a)
Audio broadcast receivers	13.3%	(a)	(a)	(a)
Network control products	(a)	10.1%	(a)	(a)

(a) Revenues for the period were less than 10% of total revenues.

Concentration of products representing 10% or more of revenues in the prior three fiscal years is as follows:

	Year ended
Products	August 31, 2007	September 1, 2006	September 2, 2005
iPump Media Server	32.0%	(a)	11.6%
Professional and broadcast receivers	20.6%	12.0%	12.6%
Audio broadcast receivers	(a)	17.5%	18.6%
Nielsen encoders	(a)	10.7%	(a)
Uplink Equipment	(a)	(a)	12.0%

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

Revenues by geographic area are as follows:

	Three months ended		Nine months ended
	May 30, 2008	June 1, 2007	May 30, 2008	June 1, 2007
Geographic Area
United States	$2,701,045	$4,022,462	$13,135,504	$12,377,705
Latin America	1,308,898	1,738,505	2,138,250	1,780,675
Canada	42,951	9,310	343,166	113,642
Europe	326,706	476,431	422,623	1,516,433
Other	13,319	372	45,725	12,767
	$4,392,919	$6,247,080	$16,085,268	$15,801,222

All of our long-lived assets are located in the United States.

Customers representing 10% or more of the respective period’s revenues are as follows:

	Three months ended		Nine months ended
	May 30, 2008	June 1, 2007	May 30, 2008	June 1, 2007
Customer 1	28.4%	26.4%	12.1%	10.4%
Customer 2	(a)	(a)	19.2%	(a)
Customer 3	16.6%	(a)	(a)	(a)
Customer 4	15.2%	(a)	14.6%	(a)
Customer 5	13.3%	(a)	(a)	(a)
Customer 6	(a)	(a)	10.1%	(a)
Customer 7	(a)	21.3%	(a)	19.4%

(a) Revenues for the period were less than 10% of total revenues.

Note 14 Commitments
We have two manufacturing and purchasing agreements for certain finished goods inventories. At May 30, 2008, outstanding purchase commitments under these agreements amounted to $2,738,000. Pursuant to the above agreements, at May 30, 2008, we had outstanding letters of credit in the amount of $1,133,000 (see Note 2 and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources section for further discussion).

Note 15 Guarantees and Warranty Liability
Letters of Credit
We provide standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements. At May 30, 2008, outstanding letters of credit amounted to $1,133,000.

Financing Agreements
The Company guarantees the bank loan facility of WCI. The bank facility provides a maximum available credit limit of $5,000,000. At May 30, 2008, balances outstanding on the loan facility were $2,002,000.

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

Note 16 Continued listing of shares on The Nasdaq Stock Market
On December 26, 2007, we received a notice from The Nasdaq Stock Market (“Nasdaq”) indicating that for the prior 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4) (the “Rule”). The notice also stated that we have been provided with 180 calendar days, or until June 23, 2008, to regain compliance in accordance with Marketplace Rule 4310(c)(8)(D).

On May 5, 2008, we received a notice from Nasdaq stating that, because the closing bid price of our common stock had been at $1.00 per share or greater for at least 10 consecutive business days, we had regained compliance. If we fail to maintain compliance with the minimum bid price requirement and are delisted by Nasdaq, the trading market for our common stock would likely be adversely affected, as price quotations may not be as readily obtainable, which would likely have a material adverse effect on the market price of our common stock.

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

During the third quarter of fiscal 2008, bookings, consisting primarily of add-on orders from existing customers, were $1,927,000. Customers deferred approximately $4.4 million of orders that we expected to record in the third quarter. In addition, during the third quarter WCI entered into an agreement to sell selected patents and patent applications to EPAX Consulting Limited Liability Company for net proceeds of approximately $1,075,000, subject to customary closing conditions. The group of patents and patent applications sold relate to product distinction, system architecture and IP networking. WCI retains a worldwide, non-exclusive, royalty-free license under the patents for use in both existing and future products. The transaction was completed subsequent to May 30, 2008. Proceeds from this transaction were used to reduce our line of credit borrowings.

We have two manufacturing and purchasing agreements for certain finished goods inventories. At May 30, 2008, outstanding purchase commitments under these agreements amounted to $2,738,000. Approximately $2,152,000 of the purchase commitments are scheduled for delivery in the fourth quarter of fiscal 2008. These purchase commitments were made based on existing orders and expected future bookings. As discussed above, third quarter bookings were below our expectations and our third quarter was adversely impacted by one customer delaying delivery of its order for our SMD 515 IPTV set top box. Significant fourth quarter fiscal 2008 shippable bookings are currently required to meet our financial projections. As a result, our fourth quarter fiscal 2008 and first quarter fiscal 2009 cash flows could be adversely affected depending on the timing of shipments of delayed orders, the booking of additional near term shippable orders and the resulting cash collections. Our borrowings would increase to support any resulting shortfall in cash flows and we could require an increase to our line of credit limit of $5,000,000. While no assurances may be given, we believe that the bank would provide an increase to the credit limit subject to having sufficient collateral under the existing line of credit advance formulas. Should near term shippable bookings not materialize and additional bank credit not be available, we would not be able to achieve our financial projections and additional sources of capital would be required. No assurances may be given that additional sources of capital, if needed, would be available.

During the second quarter of fiscal 2008, we recorded $5.8 million in new orders. These orders included approximately $1.4 million from one of our larger private network customers for our new Unity® 552 Enterprise Media Receiver (Unity® 552). The Unity® 552 has bandwidth-efficient MPEG-4/h.264 video coding for both standard definition and high definition video, digital and analog outputs, as well as advanced DVB-S2 demodulation. With these new features, network operators can reduce their bandwidth utilization by approximately half, resulting in considerably lower operational costs. The order shipped in the second quarter of fiscal 2008, and is expected to be the first of a series of orders from the customer for a complete network upgrade to the Unity® 552. We received orders totaling over $2.1 million for our SMD 515 IPTV(internet protocol television) set top box from Conklin-Intracom for use by multiple telco operators in North America to provide premium IPTV services including high definition programming, video on demand and integrated personal video recording. The SMD 515, supporting Conklin-Intracom’s fs/cdn® solution, is currently being used in field trials by five telco operators in North America. Approximately $230,000 of this order shipped in the second quarter, approximately $655,000 shipped in the third quarter and $1,215,000 was invoiced and recorded as deferred revenue until the revenue recognition criteria are met. An order for $1.2 million was received for our new iPump® 562 enterprise media server from Satellite Store Link (SSL) to support the expansion of SSL’s digital signage projects in Latin America and shipped in the third quarter of fiscal 2008. The iPump® 562 media server supports bandwidth-saving features, such as MPEG-4/h.264 video compression and file-based workflows. These features can be used in combination to create customized, high quality HD (high definition) and SD (standard definition) video channels for digital signage applications.

During the first quarter of fiscal 2008, bookings, consisting primarily of add-on orders from existing customers, were approximately $3.6 million.

Although significant shippable bookings are needed for the fourth quarter of fiscal 2008, we currently believe that fourth quarter revenues will increase compared to third quarter fiscal 2008 revenues. Assuming we achieve our shippable booking forecast for the fourth quarter, and together with the completed sale of patents and patent applications subsequent to May 30, 2008 (discussed above), we currently believe the fourth quarter and fiscal 2008 will be profitable.

Financial Position and Liquidity

At May 30, 2008, we had line of credit borrowings outstanding of $2,002,000. Our $5,000,000 bank loan facility is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. The loan facility matures on September 30, 2008, or upon demand. At May 30, 2008, approximately $1,865,000, net of outstanding letters of credit in the amount of $1,133,000, remained available to borrow under the advance formulas.

During the first nine months of fiscal 2008, our line of credit net outstanding borrowings decreased $14,000 from $2,016,000 at August 31, 2007 to $2,002,000 at May 30, 2008. Operating activities provided $1,230,000 of cash and investing activities used $1,216,000 of cash, which consisted of capitalized software additions of $869,000, equipment additions of $311,000, and $36,000 for legal fees related to the filing of applications for various patents and trademarks.

(See the Liquidity and Capital Resources section on page 23 for further discussion.)

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MAY 30, 2008 COMPARED TO THREE AND NINE MONTHS ENDED JUNE 1, 2007

The following table sets forth, for the periods indicated, the components of the results of operations as a percentage of sales:

	Three months ended		Nine months ended
	May 30, 2008	June 1, 2007	May 30, 2008	June 1, 2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of products sold	63.6	63.6	61.4	65.8
Gross margin	36.4	36.4	38.6	34.2
Selling, general, and administrative	33.6	20.4	25.8	24.7
Research & development	19.5	11.3	15.1	14.6
Operating (loss) income	(16.7)	4.6	(2.3)	(5.1)
Interest expense	(0.9)	(0.6)	(0.7)	(0.6)
Interest income	-	-	-	-
Net (loss) earnings	(17.6)%	4.0%	(3.0)%	(5.7)%

The operating results for the three and nine month periods ended May 30, 2008, were a net loss of $(775,000) or $(0.06) per share and a net loss of $(489,000) or $(0.04) per share, respectively, compared to net earnings of $251,000 or $0.02 per share and a net loss of $(895,000) or $(0.07) per share for the same periods ended June 1, 2007.

Revenues - Revenues for the three months ended May 30, 2008 decreased $1,854,000 or 29.7% to $4,393,000 as compared to $6,247,000 for the three months ended June 1, 2007. Revenues for the nine months ended May 30, 2008 increased $284,000 or 1.8% to $16,085,000 as compared to $15,801,000 for the nine months ended June 1, 2007.

Direct Broadcast Satellite (DBS) revenues (including service revenues) decreased $1,795,000 or 29.0% in the third quarter of fiscal 2008 to $4,389,000 compared to $6,184,000 in the same period of fiscal 2007. For the nine months ended May 30, 2008, DBS revenues increased $390,000 or 2.5% to $16,065,000 compared to $15,675,000 for the nine months ended June 1, 2007. Revenues for the third quarter of fiscal 2008 were adversely impacted by one customer delaying delivery of its order for our SMD 515 IPTV set top box which was scheduled for complete shipment in the third quarter. Approximately $1,215,000 was invoiced and recorded as deferred revenue until the revenue recognition criteria are met. In addition, approximately $456,000 of product did not ship in the third quarter due to delays in customer acceptance and software releases. The third quarter of fiscal 2008 included revenues from partial shipments of this order to Conklin-Intracom for use in providing premium IPTV services by telco operators in North America and shipments of our new iPump® 562 enterprise media server to Satellite Store Link (SSL) for expansion of SSL’s digital signage projects in Latin America. Shipments continued in the third quarter and first nine months of fiscal 2008 to MegaHertz for distribution of our products to the U.S. cable market and to business music provider Muzak LLC, of our new Encompass LE2, our next generation business music audio receiver. In addition, the first nine months included completion of shipments of our Unity® 4600 to the Big Ten Network for the new cable network being distributed by Fox Cable Networks. Revenues and order backlog are subject to the timing of significant orders from customers and new product introductions, and as a result revenue levels may fluctuate from quarter to quarter.

For the three months ended May 30, 2008, four customers accounted for 28.4%, 16.6%, 15.2% and 13.3% of revenues, respectively. For the nine months ended May 30, 2008, two of these customers accounted for 14.6% and 12.1% of revenues, respectively and two other customers accounted for 19.2% and 10.1% of revenues, respectively. For the three months ended June 1, 2007, two customers accounted for 21.3% and 26.4% of revenues, respectively. For the nine months ended June 1, 2007, these same customers accounted for 19.4% and 10.4% of revenues, respectively. Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2008 and beyond.

Concentrations of revenue are likely to occur in any one or more of our products in any of our reporting periods. Product revenues are subject to fluctuations from quarter to quarter and year to year as new products and technologies are introduced, new product features and enhancements are added and as customers upgrade or expand their network operations (See note 13).

Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within 18 months. WCI’s backlog was approximately $8.2 million at May 30, 2008, compared to $10.2 million at August 31, 2007, and $7.7 million at June 1, 2007. Four customers accounted for 36.9%, 14.8%, 13.5% and 10.2%, respectively, of the backlog at May 30, 2008. The total multi-year backlog at May 30, 2008, was approximately $13.6 million compared to $17.1 million at August 31, 2007 and $15.3 million at June 1, 2007.

Gross Profit Margins - The Company's gross profit margin percentages were 36.4% and 38.6% for the three and nine months ended May 30, 2008, compared to 36.4% and 34.2% for the same periods ended June 1, 2007. Gross profit margin dollars decreased $673,000 or 29.6% and increased $804,000 or 14.9% for the three and nine month periods ended May 30, 2008, respectively, compared to the same periods ended June 1, 2007. Profit margins in the three and nine month periods of fiscal 2008 included capitalized software amortization expenses of $310,000 and $930,000, respectively, compared to $373,000 and $1,144,000 for the same periods of fiscal 2007. In addition, profit margins in the three and nine month periods of fiscal 2008 were favorably impacted by the reversal of an accrued warranty liability of $210,000 for previously estimated warranty provisions that were no longer required. Warranty provision expenses were $50,000 in the three and nine month periods of fiscal 2008 compared to $50,000 and $150,000 in the same periods in fiscal 2007, respectively. Inventory reserve charges were $175,000 and $250,000 in the three and nine month periods of fiscal 2007, respectively, compared to none in the same periods of fiscal 2008. Margin dollars for the three months ended May 30, 2008, were adversely affected by the lower revenues, which increased unit fixed overhead costs, and a product mix of higher variable costs which were partially offset by the lower amortization expenses, inventory reserve charges and the warranty liability reversal.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses increased $201,000 or 15.8% to $1,475,000 for the three months ended May 30, 2008, compared to $1,274,000 for the same period of fiscal 2007. For the nine months ended May 30, 2008, SG&A expenses increased $233,000 or 6.0% to $4,144,000 compared to $3,911,000 for the same period of fiscal 2007. Corporate SG&A expenses in the third quarter of fiscal 2008 increased $74,000, or 28.4%, to $335,000 compared to $261,000 for the same period in fiscal 2007. For the nine months ended May 30, 2008, corporate SG&A expenses decreased $3,000, or 0.4%, to $827,000 compared to $830,000 in the same period in fiscal 2007. The increase for the three months was mainly due to increased professional fees and director compensation. WCI’s SG&A expenses increased $127,000, or 12.5%, to $1,140,000 from $1,013,000 and $236,000, or 7.7%, to $3,317,000 from $3,081,000 for the three and nine months ended May 30, 2008, compared to the same periods in fiscal 2007. The increase in WCI’s SG&A expenses for the three months ended May 30, 2008 was mainly due to increases in salaries and related payroll costs of $78,000, marketing expenses of $34,000, general overhead costs of $29,000 and professional fees of $17,000, which were offset by lower in house commissions of $29,000. The increase in WCI’s SG&A expenses for the nine months ended May 30, 2008 was mainly due to increases in salaries and related payroll costs of $36,000, in house commissions of $31,000, employee placement fees of $19,000, general overhead costs of $65,000 and professional fees of $33,000, which were offset by lower sales and marketing expenses of $34,000. WCI’s SG&A expenses in the first nine months of fiscal 2008 included a bad debt provision expense of $35,000 compared to a benefit of $50,000 from the reversal of bad debt provisions in the same period in fiscal 2007. SG&A expenses included $8,000 of noncash share-based compensation expense in the nine months ended May 30, 2008, compared to $17,700 in the same period of fiscal 2007. As a percentage of revenues, SG&A expenses were 33.6% and 25.8% for the three and nine month periods ended May 30, 2008, respectively, compared to 20.4% and 24.8% for the same periods in fiscal 2007.

Research and Development - Research and development (R&D) expenditures, including capitalized software development costs, were $1,184,000 or 27.0% of revenues, and $3,307,000 or 20.6% of revenues, for the three and nine month periods ended May 30, 2008, compared to $1,090,000 or 17.4% of revenues, and $3,459,000 or 21.9% of revenues, for the same periods of fiscal 2007. The increase in expenditures in the three months ended May 30, 2008, was mainly due to salary increases, a higher headcount and increased recruiting costs related to new hires, which were partially offset by lower consulting costs. The decrease in expenditures in the nine months ended May 30, 2008, was mainly due to lower consulting costs, which were partially offset by the increased salaries, headcount and increased recruiting costs related to new hires. Capitalized software development costs amounted to $325,000 and $869,000 for the third quarter and first nine months of fiscal 2008 compared to $383,000 and $1,158,000 for the same periods of fiscal 2007. The decreases in capitalized software costs were related to completed projects. Research and development expenses, excluding capitalized software expenditures, were $859,000 or 19.6% of revenues, and $2,438,000 or 15.2% of revenues, for the three and nine months ended May 30, 2008, respectively, compared to $707,000 or 11.3% of revenues, and $2,302,000 or 14.6% of revenues, for the same periods of fiscal 2007. The increases in expenses in the three and nine month periods of fiscal 2008 compared to the same periods in fiscal 2007 were due to the increases in expenditures discussed above and the reductions in capitalized software development costs.

Interest Expense - Interest expense increased $1,000 to $41,000 for the three months ended May 30, 2008, compared to $40,000 for the three months ended June 1, 2007. For the nine months ended May 30, 2008, interest expense increased $23,000 to $113,000 compared to $90,000 for the same period in fiscal 2007. The increase for the three and nine months in fiscal 2008 was primarily due to an increase in average line-of-credit borrowings which was partially offset by declines in the bank’s prime interest rate.

Other Income– Other income was $1,000 and $2,000 for the three and nine month periods ended May 30, 2008, compared to $500 and $9,000 for the same periods ended June 1, 2007.

Income Tax Expenses – For the nine months ended May 30, 2008, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $176,000 in the first nine months of fiscal 2008. At May 30, 2008, net deferred tax assets of $6,195,000 were fully reserved by the valuation allowance. At May 30, 2008, we had a federal net operating loss carryforward of approximately $10,249,000, which expires beginning fiscal 2020 through fiscal 2028. Additionally, we had an alternative minimum tax credit of $138,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgements. These policies are as follows:

Revenue Recognition– Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced and the fair value of future performance obligations are recorded as deferred revenue. In addition, invoices generated in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met. At May 30, 2008, deferred extended service maintenance revenues were $645,000 and deferred revenues related to future performance obligations and invoices generated in excess of revenue recognized were $1,406,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2008 and into fiscal 2009.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At May 30, 2008, inventories, net of reserve provisions, amounted to $5,725,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At May 30, 2008, capitalized software costs, net of accumulated amortization, amounted to $1,181,000.

Deferred Tax Asset Valuation Allowance– Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. At May 30, 2008, deferred tax assets in the amount of $6,195,000 were fully reserved by a valuation allowance. The valuation allowance increased $176,000 in the first nine months of fiscal 2008.

Accounts Receivable Valuation– We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. At May 30, 2008, accounts receivable, net of allowances for doubtful accounts, amounted to $3,468,000.

LIQUIDITY AND CAPITAL RESOURCES
NINE MONTHS ENDED MAY 30, 2008

At May 30, 2008, our primary source of liquidity was a $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (5.0% at May 30, 2008). The bank retained the right to adjust the interest rate, subject to the financial performance of the Company. The loan facility matures on September 30, 2008, or upon demand, and requires an annual facility fee of 2% of the maximum credit limit. The loan automatically renews from year to year unless the bank makes demand for repayment prior to maturity; provided, however, absent an event of default, the bank shall give at least 120 days notice of its intention to demand the loan’s repayment or to terminate the loan agreement. During the first nine months of fiscal 2008, our line of credit net outstanding borrowings decreased $14,000 to $2,002,000 at May 30, 2008 from $2,016,000 at August 31, 2007. During the first nine months of fiscal 2008, the line of credit average daily balance outstanding was $1,647,000 and the highest outstanding balance was $3,274,000. At May 30, 2008, approximately $1,865,000, net of outstanding letters of credit in the amount of $1,133,000, remained available to borrow under the advance formulas.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. In addition, the facility provides for advances in excess of the availability formulas of up to $1,000,000 during the term of the facility. The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation. At May 30, 2008, balances outstanding on the revolving line of credit amounted to $2,002,000. No borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers, which at May 30, 2008, amounted to $1,133,000.

Under the loan facility, at the end of fiscal 2008 we are required to maintain a minimum tangible net worth. In addition, we are required to retain certain executive officers, maintain certain financial ratios, and are precluded from paying dividends.

During the first nine months of fiscal 2008, operating activities provided $1,230,000 of cash. Net earnings adjusted for expense provisions and depreciation and amortization (before working capital changes) provided $799,000 of cash, while changes in accounts receivable and customer deposit balances provided $732,000 of cash. Changes in accounts payable and accrued expenses, inventories, deferred revenue and other assets used $301,000 of cash. Cash used by investing activities was $311,000 for property and equipment expenditures, $869,000 for capitalized software additions and $36,000 for legal fees related to the filing of applications for various patents and trademarks. Financing activities used $14,000 of cash for net line-of-credit repayments.

We have two manufacturing and purchasing agreements for certain finished goods inventories. At May 30, 2008, outstanding purchase commitments under these agreements amounted to $2,738,000. Approximately $2,152,000 of the purchase commitments are scheduled for delivery in the fourth quarter of fiscal 2008. These purchase commitments were made based on existing orders and expected future bookings. As discussed above, third quarter bookings were below our expectations and our third quarter was adversely impacted by one customer delaying deliveries of their order for our SMD 515 IPTV set top box. Significant fourth quarter fiscal 2008 shippable bookings are currently required to meet our financial projections. As a result, our fourth quarter fiscal 2008 and first quarter fiscal 2009 cash flows could be adversely affected depending on the timing of shipments of delayed orders, the booking of additional near term shippable orders and the resulting cash collections. Our borrowings would increase to support any resulting shortfall in cash flows and we could require an increase to our line of credit limit of $5,000,000. While no assurances may be given, we believe that the bank would grant an increase to the credit limit subject to having sufficient collateral under the existing line of credit advance formulas. Should near term shippable bookings not materialize and additional bank credit not be available we would not be able to achieve our financial projections and additional sources of capital would be required. No assurances may be given that additional sources of capital, if needed, would be available.

At May 30, 2008, we had land and buildings with a cost basis of $4,457,000 (including land held for sale of $354,000). Although land and buildings are subject to a lien under the loan facility, they are not currently used in the existing loan facility’s availability advance formulas and have no mortgage balances outstanding. While no assurances may be given, we believe these assets could be used to support additional overall borrowing capacities either with our existing bank or from other sources. During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Duluth (Johns Creek), Georgia (see note 6 to the consolidated financial statements). Proceeds from the sale of the land would be used to pay any balances outstanding on the revolving line of credit.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of the Company’s long-term contractual obligations as of May 30, 2008 consisted of:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2008	Fiscal 2009-2010	Fiscal 2011-2012
Operating leases	$114,000	$45,000	$69,000	$-
Bank line of credit	2,002,000	-	2,002,000	-
Purchase commitments	2,738,000	2,152,000	586,000	-
Total	$4,854,000	$2,197,000	$2,657,000	$-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our revolving line of credit and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank’s prime rate. At May 30, 2008, line of credit outstanding borrowings amounted to $2,002,000.

We do not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (May 30, 2008). Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this report. An asterisk identifies those exhibits previously filed and incorporated herein by reference. For each such asterisked exhibit there is shown below the description of the prior filing. Exhibits which are not required for this report are omitted.

Exhibit No.		Description of Exhibit

3.1	*	Certificate of Incorporation as amended through May 4, 1989. (1)

3.1.1	*	Amendment to Certificate of Incorporation. (2)

3.2	*	By-laws of the Company, as Amended and Restated May 17, 2006. (3)

10.1		Patent Purchase Agreement effective as of May 22, 2008, by and between Wegener Communications, Inc. and EPAX Consulting Limited Liability Company.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 1989, as filed with the Commission on November 30, 1989.+
(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997, as filed with the Commission on June 30, 1997.+
(3)	Incorporated by reference to the Company's Current Report on Form 8-K, dated May 17, 2006, as filed with the Commission on May 22, 2006.+
+	SEC file No. 0-11003

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEGENER CORPORATION
(Registrant)

Date: July 10, 2008	By:	/s/ Robert A. Placek
Robert A. Placek
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: July 10, 2008	By:	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)