Form 10-K
period 2008-08-29
WEGENER CORP
filed 2008-11-26
CIK 715073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 29, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________________to _______________________

Commission file No. 0-11003

WEGENER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	81-0371341
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

11350 Technology Circle, Johns Creek, Georgia	30097-1502
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (770) 623-0096

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer. ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 29, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock held by non-affiliates was $9,978,337 based on the last sale price of the Common Stock as quoted on the NASDAQ Stock Market on such date. (The officers and directors of the registrant, and owners of over 10% of the registrant’s common stock, are considered affiliates for purposes of this calculation.)

As of November 21, 2008, 12,647,051 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement pertaining to the 2009 Annual Meeting of Stockholders, only to the extent expressly so stated herein, are incorporated herein by reference into Part III.

WEGENER CORPORATION
FORM 10-K
YEAR ENDED AUGUST 29, 2008

PART I

ITEM 1. BUSINESS

Wegener® Corporation, the Registrant, together with its subsidiary, is referred to herein as “we,” “our,” “us,” the “Company” or “Wegener.”

Wegener Corporation was formed in 1977 and is a Delaware corporation. We conduct our continuing business through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI was formed in April 1978 and is a Georgia corporation. WCI is an international provider of digital solutions for video, audio and Internet Protocol (IP) data networks. Applications include IP data delivery, broadcast television, cable television, radio networks, business television, distance education, business music and financial information distribution. COMPEL®, our network control system, provides network flexibility to regionalize programming, commercials and file transfers.

Segment Information and Financial Information by Geographical Area

Segment information and financial information by geographical area contained in Note 14 to the consolidated financial statements contained in this report are incorporated herein by reference in response to this item.

MARKETS AND INDUSTRY OVERVIEW

The primary markets we serve are business and private networks, cable and telecom headends, broadcast television and program originators and broadcast radio.

Business/Private Networks

Business networks consist of corporations and enterprises distributing video, audio and/or data among their sites. Private networks consist of networks that target video, audio and/or data to a select group of subscribers or viewers. Our equipment is currently used for a large percentage of the horse racing video distribution in the United States and Sweden and we are continuing to expand that market. We also have a strong presence in faith-based networks. In fiscal 2008, we continued to expand our presence in digital signage networks, providing networks to distribute and display information and advertisements dynamically to retail customers and employees. Other business and private network customers include Muzak LLC, Roberts Communications, Inc., The Church of Jesus Christ of Latter-Day Saints and Swedish companies ATG and TERACOM. In addition, we work through third-party integrators, such as Ascent Media and Satellite Store Link, to reach this market.

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

Cable and Telecom

Cable headends consist of cable distribution companies, such as cable multiple system operators (MSOs) and other headends. We have a multiyear agreement with Mega Hertz for exclusive distribution of several of our products into cable headends in the United States.

Telecom is comprised of telephony companies now offering television services to consumers. They are launching video service offerings to compete with cable and satellite DTH (direct-to-home) companies, due to a decline in telephone subscribers and the ability to reduce subscriber churn.

Due to the February 2009 Federal Communications Commission (FCC) mandate to turn off analog broadcasts, cable and telecom headends require methods to receive the local digital broadcasts for integration into their headends. This integration will allow consumers to continue receiving local broadcast channels on their analog televisions, as well as to access high definition (HD) channels from local broadcasters.

Broadcast Television and Program Originators

Broadcast television consists of (1) broadcast networks (companies that distribute broadcast television channels nationally to their affiliates typically via satellite); and (2) broadcast stations (local stations which are typically affiliates of national broadcasters that distribute typically free-to-air television to local viewers). Program originators consist of programmers that provide television programming to cable, DTH satellite and telecom companies for distribution to consumers. Broadcast television and programmer customers include Big Ten Network (BTN), FOX Cable, Fox Broadcast, HDNet, and ION Media.

Broadcast networks have launched high definition channels of all their primary broadcast channels and broadcast stations have launched high definition channels in most large markets throughout the United States. Broadcast networks continue to see their viewership eroded by program originators and some have launched secondary channels to generate additional revenue. Additionally, they have a mandate from the FCC to cease transmission of their analog broadcasts by February 2009.

Program providers continue to distribute their programming over satellite to cable, DTH satellite, and telecom companies. In addition, many offer programming through other means such as the internet and mobile phones. Program providers continue to launch new services to compete for advertising dollars and are offering increasing numbers of HD services, as well as distributing video-on-demand content. They are concerned about the effect that personal video recorders could potentially have on their advertising revenue as well as the security of their high value content being stored in consumers’ homes in a digital and potentially easy to copy format.

With the drop in costs and the 2009 analog cut-off looming, more HD televisions are being purchased by consumers. This is dramatically increasing the amount of HD programs being offered on cable, satellite and telecom networks.

Cable, DTH satellite and telecom companies are all competing to provide consumers with television, telephone, high speed internet services and, in some cases, cell phone service. To gain and maintain subscribers, they continue to roll out high definition, video-on-demand services and personal video recording devices

Satellite teleports are expanding their distribution systems to include terrestrial delivery as well as satellite.

Broadcast Radio

Broadcast radio consists of companies that broadcast, typically free-to-air, radio signals to local listeners. Radio network customers include BBC World Service, EMF Broadcasting, Dial Global, Christian Radio Consortium, Salem Radio Network and American Family Radio.

Broadcast radio operators are interested in regionalizing their broadcasts to give a local feel to the programming. They also want to shift their programming for time-zones so that “drive times” are able to be addressed with particular morning and afternoon shows and advertisements, which can demand higher advertising dollars. In addition, they continue to come under pressure from advertisers to ensure verification and accuracy of advertisements.

PRODUCTS

Our products include: iPump® Media Servers, Unity® Satellite Receivers, Compel® Network Control and Content Management Systems, Nielsen Media Research Products, SMD Set Top Boxes, Digital Television (DTV) Digital Stream Processors, analog audio products, third-party uplink products and customized products. See Note 14 to the consolidated financial statements for information on the concentration of products representing 10% or more of revenues in the past three fiscal years.

iPump® Media Servers

The iPump® product line combines the features of our integrated receiver decoders (IRD) with advanced media server functionality and IP router capabilities. The iPump® receives and stores television, radio and other digital files from broadcast, cable and business network operations utilizing store and forward technology compared to traditional real-time linear broadcasts. Store and forward technology allows network operators to store content at receive locations with an iPump® and then play back the content locally either based on schedules or on-demand user selection. Network operators with repetitive content in their programming line-up can reduce their satellite space segment costs by sending programming, advertising and playback schedules via stored files into the iPump® for later playback according to the schedules. The network operator can then utilize limited satellite time to refresh the programming, advertising and play-out schedules without the necessity to maintain a constant signal on the satellite.

A relatively new addition to the iPump® and Compel® system is IP network delivery of files and commands to the iPump®. With this ability, network operators can launch iPump® networks over the internet or private IP networks. Additionally, they can control their network from one integrated Compel® control system while feeding select sites via IP that they cannot reach with their satellite either due to location or inability to place a satellite dish.

There are three models of the iPump® that utilize store-forward technology. The iPump® 6400 Professional Media Server is designed for broadcast television and private network customers. The iPump® 6420 Audio Media Server is designed specifically to meet the needs of broadcast radio. The iPump® 562 Enterprise Media Server is designed specifically for private network and enterprise applications, such as digital signage. The iPump 562 Media Server is the most recent addition to the iPump product line and supports new technologies such as MPEG-4 video decoding for high definition and standard definition video, as well as Digital Video Broadcast (DVB)-S2 satellite demodulation.

The SMD 515 Streaming Media Decoder is a peripheral decoder for the iPump® 6400 and is designed for environments such as retail point-of-sale kiosks, point of purchase (POP) digital signs and advertisements, and corporate communications. It receives a video stream via Internet Protocol from the iPump® 6400 and outputs high quality video to large video monitors for digital signage or classroom training applications. It supports HD video in MPEG-4 and MPEG-2 compression formats and advanced digital audio, in addition to standard definition video and audio to ensure quality media displays for such high visibility purposes.

We are targeting all of our core markets for the iPump® product line. Within these markets, applications for the iPump® products include: digital signage, corporate communications, training/education, time-zone shifting, regional advertising insertion, and news distribution.

Unity Receivers

The Unity® 551 and Unity® 552 are the newest additions to the Unity® products. They are targeted to meet the needs of private and business television networks. Unity® 551 utilizes MPEG-2 for video distribution and is functionally equivalent to the Unity® 500 with the addition of a second audio output. Unity® 552 adds MPEG-4 video with high definition support and DVB-S2 demodulation to the features of the Unity® 551. With these new features, network operators can reduce their bandwidth utilization by approximately half. This allows them to launch additional services, reduce their expenses or convert to high definition video.

The Unity® 4600 receiver is a digital satellite receiver used primarily by program originators to distribute programming to cable and telecom headends. It offers analog and digital outputs to support analog and digital headends. DVB-S2 satellite demodulation support has recently been added to the product. Cable headends utilize the Unity® 4600 to support digital high definition television distribution.

The Unity® 4650 receiver is a digital receiver used primarily by broadcast television networks. The Unity® 4650 receiver is a video and audio decoder that features MPEG 4:2:0 and 4:2:2 video for enhanced video quality in broadcast television network distribution.

The Unity® 202 audio receiver is designed for business music providers. It allows users to select audio formats and offers audio storage for advertising insertion and disaster recovery. It is our second generation of store-forward business music receiver.

Compel® Network Control and Content Management System

Compel® Network Control System has been a key differentiator to our products since 1989. Compel® is used in over 150 networks controlling over 100,000 receivers, and it features grouping and addressing controls that provide flexibility in network management. Receivers can be controlled as individual sites and as groups. Commands are synchronized with video and audio programming, which allows users to regionalize programming and blackout programming from nonsubscribers, as well as target commercials to subscribers.

Compel® option modules include Conditional Access, MediaPlan® Content Management (CM) and MediaPlan® i/o Ingest. Conditional Access utilizes a secure microprocessor in every Unity® receiver to deliver fast, secure conditional access to a network without the high cost of consumer smart card systems. Unity® satellite receivers and iPump® media servers are controlled by the Compel® Network Control System, so the markets for Compel® are the same as for iPump® and Unity® receivers.

MediaPlan® CM and MediaPlan® i/o products are control and management system modules to our Compel® Control System. The MediaPlan® products are crucial for customers when controlling iPump® Media Server networks and are a competitive advantage in sales of iPump® Media Servers.

MediaPlan® CM is a powerful content management system used for managing media and other files and actively tracking their delivery throughout the iPump® network. In a store-forward network, media is simultaneously stored in multiple iPumps® in the field, rather than all in one repository at a central location; therefore, management of the dispersed media assets becomes a crucial part of the network operation. Operators need easy ways to view the content on individual iPumps® and automated mechanisms for updating/deleting media as it changes. MediaPlan® CM is designed to address those and many other specific needs of managing media files in a store-forward network. Operators can create libraries of assets, generate descriptive metadata information, view content at each iPump®, send requested content directly to targeted users and track file usage.

MediaPlan® i/o is the media creation product for the iPump® network. In traditional linear networks, network operators are required to compress the video, distribute it to remote locations and decompress it for broadcast, all within one or two seconds. This requires the use of real-time encoders to compress the video and audio as it is sent to the receivers at the remote locations. In store-forward networks, the paradigm changes and the process of video and audio compression, media distribution and decompression of the media for broadcast can be done at different times. Network operators can prepare the media files containing the compressed video and audio ahead of airtime. Additionally, they can distribute the media files any time before airing, so they can optimize the use of their bandwidth. When it is time for the program to be broadcast, it merely needs to be played from the local hard drive on the iPump®, not transported through the network. As the media creation tool, MediaPlan® i/o handles the first part of the process, the creation of media files containing compressed video and audio which will be sent to iPumps®.

Nielsen Media Research Products

We offer two products to encode Nielsen Media Research identification tags into media for Nielsen program ratings: the NAVE IIc® and SpoTTrac® Encoders.

The NAVE IIc® watermarks program audio with tagging information that identifies the television program and the television station that originated the program. The watermarks are used by Nielsen devices to automate the process of cataloging viewers’ television viewing habits which ultimately translate into Nielsen ratings. The NAVE IIc® makes advances over prior units in that it inserts the watermarks for audio in the digital domain and can simultaneously insert watermarking on an entire transport stream with up to four programs. Alternatively, stations have to down-convert to analog audio to insert Nielsen data.

The SpoTTrac® Encoder is a turnkey workstation that encodes both the audio and video of television commercials, Public Service Announcements and other spots with Nielsen Media Research content identification information as they are being produced and distributed, so the content has the Nielsen codes all the way from the program origination point. The tracked data is collected and integrated into Nielsen Tracking Service’s reporting and performance management tools.

SMD Set Top Box

The SMD 515 Set Top Box (SMD) is sold both to telecom operators and private network customers. Telecom operators use the SMD as the device in consumers’ homes to receive IPTV (internet protocol television) services. It is currently integrated with Conklin-Intracom’s middleware and conditional access solution for use by multiple telcom operators in North America to provide premium IPTV services including high definition programming, video on demand and integrated personal video recording.

Private networks use the SMD as a companion to iPump Media Servers for high definition video and to distribute additional video channels. The iPump streams video over Ethernet to the remote SMDs. The SMD supports high definition and standard definition video. Additionally it supports MPEG-2 and MPEG-4.h.264 advanced video compression.

DTV Digital Stream Processors

The DTV Digital Stream Processor product line is designed for cable and telecom headends. It allows them to integrate local off-air HD broadcast television channels and digital programs and easily insert them onto their networks. Our products provide for multiple signals to be inserted with one unit. Models include DTV 720, DTV 742 and DTV 744.

Analog Audio

Our legacy analog products are sold primarily to the cable television market. These products consist of Series 1600 and 1700 mainframes, sub-carrier modulators, demodulators and decoders, which are used for cable audio distribution. Our Series 2046 network communications and control system cards allow cable operators to insert local commercials which increase their advertising revenues.

Uplink Equipment

We offer our customers complete system solutions for video and audio distribution. The complete system solution requires us to resell components, such as encoders, modulators and IP encapsulators from other manufacturers, such as Harmonic, Inc. and Thomson.

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

MARKET OPPORTUNITY

Growth opportunities are most significant in the technologies in which we have been making significant R&D investments, including store-forward technology, MPEG-4 technology and DVB-S2. See “Research and Development” below.

We have completed shipments of iPump® networks, including Compel® and MediaPlan®, in multiple markets for a variety of applications, including private networks for virtual channel applications, broadcast television, broadcast radio, broadcast news and private networks for training and digital signage. The broad appeal of the iPump® is due to the diversity of applications for store-forward technology. Some examples of iPump applications are described below.

A private network customer for digital signage and distance training is using the iPump® for both signage and training applications simultaneously. The customer is using the iPump’s optional feature to generate two networks from a single unit. A third output is streamed from the iPump over Ethernet to SMD Set-Tops. Within a retail environment, the main output and the SMD are being used for advertising at the point of sale and in the electronics department by outputting high quality video advertisements to large video monitors. Within eight months of deployment, the customer generated a positive return on equipment expenses through advertising revenue. With this asset, the customer is also generating a back-room training center for its employees at each site, basically for free since the advertisements are funding the network. The customer can create customized training schedules at each location depending on the employees’ availability, or the employees can watch the materials on demand.

The virtual channel application of the iPump® allows a current private network customer to reduce its budget for satellite bandwidth by greater than 90% of what it had been spending prior to upgrading to iPump®. Satellite bandwidth utilization was one of the customer’s largest operating expenses, so this reduction represents a sizable savings, allowing the customer to launch an additional channel. This network used to run continuously, utilizing satellite bandwidth the entire time; now the customer uses bandwidth only twice a month to update the iPumps® with new content and playout schedules. This example demonstrates the significant savings that potential customers may achieve with the iPump®.

iPump® broadcast audio customers are using store-forward technology to update its operations and enable localization of broadcasts. It allows them to send repetitive material to their affiliates a single time and provides an easy interface for affiliates to access the audio files. With the iPump®, radio broadcasters can create a localized listening experience for each affiliate location to drive increased advertising dollars and listener loyalty. One customer regularly generates over 150,000 playlists per week through their iPump® network to localize all of its radio channels throughout the country.

A broadcast television customer utilizes iPump® store-forward technology to offer extended services to its customers. This television channel is often featured in museums and schools. The customer can send additional educational materials and digital videos along with the broadcast video. All the video files and additional materials are stored locally on the iPump® so that the museums or schools can have easy access to the materials. The distribution is possible without an increase in satellite bandwidth utilization (which would be costly), since with store-forward, the operator can manage bandwidth use more effectively and send repetitive video only once to the iPump®, rather than sending it each time the video is scheduled for broadcast.

A broadcast news customer is using the iPump® to streamline the operations of its affiliates. Previously, the news broadcaster used different mechanisms to distribute video and script information to affiliates. Video was distributed on a linear feed and the affiliate had to track the schedule and manually record any video that was of interest to the affiliate. If affiliates missed the linear broadcast, then the broadcaster had to do a “re-feed” and use additional costly satellite bandwidth to redistribute the video to the affiliates. With the iPump®, the broadcaster sends all the video as files that are stored for the affiliate on the hard drive of the iPump®. Then the affiliate can access all the information through a web browser interface at its convenience. This eliminates manual recording by the affiliate and removes the need for re-feeds. Additionally, the broadcaster sends scripts and other descriptive information to the iPump® in one package with the video so the affiliate can access all the related information at a single location. The iPump® provides additional valuable features to the customer’s affiliates, while lowering operational costs.

Another area of growth for us relates to the development of MPEG-4/h.264 video decoding and DVB-S2 satellite demodulation products (see “Research and Development” below for additional information). The Unity® 552 product offers MPEG-4/h.264 and DVB-S2 technology. The MPEG-4/h.264 standard is the next evolutionary step in video compression and DVB-S2 is the newest technology in satellite modulation. The two technologies combined reduce the bandwidth requirements of satellite media distribution approximately in half. This reduction in bandwidth requirements is significant, as bandwidth utilization is one of the largest operating costs for our customers. This new technology can drive growth in two ways. First, existing satellite operators can replace their existing equipment with new MPEG-4/h.264 and DVB-S2 capable equipment since they can justify the capital expense with the operational benefits of the transition. Additionally, the lower operating expenses enable new business models to develop that could not be supported by the older technology’s cost structure.

SALES AND MARKETING

Domestically, we sell our products principally through our own direct sales force, which is organized geographically and by market segment. We have sales representatives in Georgia, New York and Eastern Canada, as well as a key account executive in North Carolina. We use a major domestic value added reseller for additional sales coverage in the cable market. We have relationships with a few key integrators as an additional sales channel. Internationally, we sell primarily through independent distributors and integrators, mostly in North America, South America and Europe. The majority of our sales have payment terms of net 30 days. Due to the technical nature of our business, both sales application engineering and system integration engineering support sales.

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

Manufacturing and Suppliers; Sources and Availability of Raw Materials

During fiscal years 2008 and 2007, we used offshore manufacturers for a significant amount of our finished goods or component inventories. Three offshore manufacturers accounted for approximately 52%, 21% and 3% of inventory purchases in fiscal 2008, respectively, and two offshore manufacturers accounted for approximately 41% and 23% in fiscal 2007, respectively. They have facilities located in Taiwan and the Peoples Republic of China. Raw materials consist of passive electronic components, electronic circuit boards and fabricated sheet metal. Approximately 20% of our raw materials are purchased directly from manufacturers and the other 80% are purchased from distributors. Passive and active components include parts such as resistors, integrated circuits and diodes. We use approximately ten distributors and two contract manufacturers to supply our electronic components. We often use a single contract manufacturer or subcontractor to supply a total subassembly or turnkey solution for higher volume products. Direct suppliers provide sheet metal, electronic circuit boards and other materials built to specifications. We maintain relationships with approximately 20 direct suppliers. Most of our materials are available from a number of different suppliers; however, certain components used in existing and future products are currently available from a single or a limited number of sources. Although we believe that all single-source components currently are available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future. Any disruption or termination of supply of certain single-source components or agreements with contract manufacturers could have an adverse effect on our business and results of operations. Our manufacturing operations consist primarily of final assembly and testing of our products, utilizing technically trained personnel, electronic test equipment and proprietary test programs.

Intellectual Property

We hold three U.S patents currently, including a patent covering advanced receiver grouping techniques in Compel® which expired on November 14, 2008. In addition to the advanced grouping techniques, we believe Compel®, along with our MediaPlan® CM and MediaPlan® i/o modules, offers other significant features and functionalities for complex network control applications that provide us with an advantage over competitive control systems. Compel®, which has been operational since 1989, will continue to be upgraded and enhanced. Although no assurances may be given (see Item 1A. “Risk Factors” section below), the expiration of the Compel® patent is not expected to have a material adverse effect on our business and results of operations. We hold nine active trademarks, such as Compel®, iPump®, Wegener® and Unity®. During the fourth quarter of fiscal 2008, we completed the sale of selected patents and patent applications to EPAX Consulting Limited Liability Company for net proceeds of approximately $1,075,000 and recorded a gain of $894,000. The group of patents and patent applications sold relate to product distinction, system architecture and IP networking. We retain a worldwide, non-exclusive, royalty-free license under the patents for use in both existing and future products. Currently we have one patent application pending, five patents published and one trademark application pending.

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

Although we believe that the patents and trademarks we own are of value, we believe that success in our industry will be dependent upon new product introductions, frequent product enhancements, and customer support and service. However, we intend to protect our rights when, in our view, these rights are infringed upon. Additionally, we license certain analog audio processing technology to several manufacturing companies which generated royalty revenues of approximately $66,000, $86,000, and $82,000 in fiscal 2008, 2007 and 2006, respectively. These royalty license agreements renew annually unless cancelled by the licensee on the expiration date.

During the second quarter of fiscal 2003, we entered into a license agreement with StarGuide Digital Networks, Inc., a Nevada corporation. This agreement granted a number of limited licenses of StarGuide patents related to delivering IP data by satellite and store/forward audio. These licenses extend to and conclude upon the last to expire of any licensed patent. We have agreed to pay StarGuide a running royalty on certain of our products. We believe that these royalties will not have a material adverse effect on our financial condition or results of operations. In addition, as of August 29, 2008, we have entered into seven other license agreements for utilization of various technologies. These agreements currently require royalty payments, or may require future royalties for products under development, none of which are expected to have a material adverse effect on our financial condition or results of operations.

Seasonal Variations in Business

There do not appear to be any seasonal variations in our business.

Working Capital Practices

Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) section of this report is incorporated herein by reference in response to this item.

Dependence upon a Limited Number of Customers

We sell to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast, business music, private network and data communications industries. Sales to Big Ten Network, Conklin-Intracom and Mega Hertz accounted for approximately 14.4%, 13.3% and 12.1% of revenues in fiscal 2008, respectively. Sales to Jones Radio Networks, SSL (Satellite Store Link) and Mega Hertz accounted for approximately 15.4%, 14.2% and 10.3% of revenues in fiscal 2007, respectively. Sales to Muzak, Nielsen Media Research and BBC World Service accounted for approximately 21.8%, 10.7% and 10.5% of revenues in fiscal 2006, respectively. At August 29, 2008, three customers accounted for more than 33.6% of our accounts receivable. At August 31, 2007, one customer accounted for more than 10% of our accounts receivable. Sales to a relatively small number of major customers have typically comprised a majority of our revenues. This trend is expected to continue in fiscal 2009 and beyond. The loss of one or more of these customers would likely have, at least in the near term, a material adverse effect on our results of operations.

Backlog of Orders

Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within 18 months. Our eighteen month backlog was approximately $8,491,000 at August 29, 2008, $10,170,000 at August 31, 2007, and $10,700,000 at September 1, 2006. Approximately $7,206,000 of the August 29, 2008, backlog is expected to ship during fiscal 2009. At August 29, 2008, four customers accounted for 85.1% of the eighteen month backlog and 83.4% of the backlog expected to ship during fiscal 2009. Reference is hereby made to the information contained in MD&A, which is incorporated herein by reference in response to this item. The total multi-year backlog at August 29, 2008 was $13,300,000 compared to $17,080,000 at August 31, 2007.

Competitive Conditions

We compete both with companies that have substantially greater resources and with small specialized companies. Competitive forces generally change on a year-by-year basis for the markets we serve due to the length of time required to develop new products. Through relationships with component and integrated solution providers, we believe we are positioned to provide complete end-to-end digital video and audio systems to our customers.

Broadcast Television and Program Originators

Competition for our products in the broadcast television and program originators market is from large and well-established companies such as Tandberg, Motorola and Cisco. We believe our Unity® products have a competitive advantage with our advanced Compel® control, so we focus on opportunities where that advantage is of value to the customer.

Cable and Telecom

Competition for our DTV products is mostly from smaller companies that do not have as favorable a reputation in the cable television market. Significant orders for this product line will depend on the overall growth of broadcast and telecom HDTV offerings and possible legislative decisions by the FCC in the future.

Competition for the SMD Set Top box is from companies producing cable set-top boxes as well as from companies specifically addressing the IPTV market.

Broadcast Radio

Competition is currently limited to a few smaller companies for our iPump® Media Server in the broadcast radio market. We believe Compel® Network Control is a competitive advantage in broadcast radio, as well as our full-featured iPump® 6420 Media Server.

Business and Private Networks

Competition in the business and private networks market generally comes from smaller companies with unique products tailored to the needs of the customer. Competition in this field is increasing, although still limited, and we expect to be among the industry key players. We believe our products are well positioned for this market and have competitive advantages, such as our powerful network control and targeting capabilities. Digital signage is a new and growing market which is currently very fragmented.

Research and Development

Our research and development activities are designed to strengthen and enhance our existing products and systems and to develop new products and systems. Our development strategy is to identify features, products and systems which are, or are expected to be, needed by a number of customers. A major portion of the fiscal 2008 research and development expenses were spent on product development of our iPump® 6420, iPump® 562, Compel®, and Unity® 552 products. WCI’s research and development expenses totaled $3,213,000 in fiscal 2008, $3,033,000 in fiscal 2007, and $3,052,000 in fiscal 2006. Additional information contained in the “Products” and “Intellectual Property” sections above and in MD&A is incorporated herein by reference in response to this item.

Technological advances occur frequently in our industry and our product offerings must be upgraded with the advances to remain current with industry trends and attract potential customers. During fiscal 2008, we invested heavily in new technologies since the industry is in a transitional period between technologies and new technologies are beginning to deploy in volume. We have been investing in new technologies now while they are still very innovative and of high value to customers. During fiscal 2008, we invested in MPEG-4/H.264 video decompression and DVB-S2 demodulation technology, store-forward technology and network management. We anticipate that we will continue to invest in all of these technologies in the coming years as they are all at the beginning of their life cycles.

MPEG-4/H.264 video compression is a new technology that is now being fielded with our products. It is beginning to drive a new cycle of purchases throughout the industry. MPEG-4/H.264 compression reduces bandwidth utilization significantly, which is a material cost reduction for our customers since bandwidth utilization is one of their largest operating expenses. Alternately, customers can upgrade their video to high definition and significantly increase its quality while maintaining similar bandwidth utilization to their current MPEG-2 standard definition networks. The Unity® 552 receiver, iPump® 562 server and the SMD 515 decoder incorporate MPEG-4 technology.

Network control and management have long been a differentiator for our Unity® receivers and iPump® media servers. Through fiscal 2008, we continued to invest in network control for our products, which allows customers to create dynamic environments with their receivers and to gain additional advertising revenue by regionalizing broadcasts and advertisements. When network control is included in a store-forward network, it becomes a very complex operation to manage the media content and data files on media servers throughout the network. It is imperative to customers that it is managed properly, as the content often has limited viewing rights, so it must be deleted when rights have expired or replaced by newer versions over time. Network control and management products, such as Compel® and MediaPlan®, manage such operations.

Employees

As of August 29, 2008, we had 91 full-time employees employed by WCI and no employees employed by Wegener Corporation. No employees are parties to a collective bargaining agreement and we believe that employee relations are good.

Available Information

Our Web site is http://www.wegener.com. Information contained on our Web site should not be considered incorporated by reference in this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, for purposes of section 401(b) of Regulation S-K, are as follows:

Name and Business Experience	Age	Office Held
Robert A. Placek President and Chief Executive Officer of the Company since August 1987 and Director of the Company since July 1987. Chairman of the Board since 1995. Chairman and Chief Executive Officer and Director of WCI since 1979. President of WCI from October 1979 to June 1998 and from March 2002 to January 2005.	70	Chairman of the Board, President and Chief Executive Officer of the Company
Ned L. Mountain President and Chief Operating Officer of WCI since January 2005 and Director of the Company since May 2003. Executive Vice President of WCI from March 2002 to January 2005. Senior Vice President of Business Development of WCI from 1996 to 2002. Vice President European Operations of WCI from 1994 to 1995. Numerous sales and marketing positions from 1981 to 1994. Corporate Senior Engineer of UA-Columbia Cablevision from 1979 to 1981.	60	President and Chief Operating Officer of WCI
C. Troy Woodbury, Jr. Treasurer and Chief Financial Officer of the Company since June 1988 and Director since 1989. Treasurer and Chief Financial Officer of WCI since 1992. Senior Vice President of Finance of WCI since March 2002. Executive Vice President of WCI from July 1995 to March 2002. Chief Operating Officer of WCI from September 1992 to June 1998. Group Controller for Scientific-Atlanta, Inc. from March 1975 to June 1988.	61	Treasurer and Chief Financial Officer of the Company and WCI

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

We may not have sufficient capital to continue as a going concern.

Through November 21, 2008 bookings and revenues to date were insufficient to provide adequate levels of cash flow from operations or adequate levels of collateral to support required borrowings during the second quarter of fiscal 2009. As a result, we need to raise additional capital or obtain additional credit facilities during the second quarter of fiscal 2009 to continue as a going concern and to execute our business plan. Although we are in discussions with potential financing sources, if we are unsuccessful in securing additional capital during this period, through additional equity and/or debt financing, we may not be able to continue as a going concern. During the fourth quarter of fiscal 2008, and subsequent to August 29, 2008, we made reductions in headcount to bring the current number of employees to 84, and reduced engineering consulting and other overhead expenses. Should adequate capital or financing not be available, and if increased revenues not materialize, we are committed to further reducing operating costs to bring them in line with reduced revenue levels. No assurances can be given that operating costs can be sufficiently reduced to allow us to continue as a going concern. The audit report relating to the consolidated financial statements for the year ended August 29, 2008, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

The recent volatility and disruption of the capital and credit markets, and adverse changes in the global economy, will likely have a negative impact on our ability to access the capital and credit markets.

Recently, the capital and credit markets have become increasingly tight as a result of adverse economic conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience crisis and the availability of funds remains low, it is likely that our ability to access the capital and credit markets will be limited, available on less favorable terms or not available at all during this period when we need to raise additional capital or obtain additional credit facilities in order to continue as a going concern. In addition, if current global economic conditions persist for an extended period of time or worsen substantially, our business may suffer in a manner which could cause us to fail to satisfy the financial and other restrictive covenants to which we are subject under our existing credit facilities.

We are in the process of examining various strategic alternatives to enhance shareholder value, which is ongoing, but such process may not result in the achievement of the desired goal of enhancing shareholder value.

During the second quarter of fiscal 2007, the Board of Directors formed a committee of independent directors to explore strategic and financial alternatives to enhance shareholder value, including the retention of a financial advisor to assist us in this evaluation process. These strategic alternatives may include: (i) technology licensing agreements, (ii) product development and marketing arrangements, joint ventures or strategic partnerships, (iii) strategic acquisitions, mergers or other business combinations, or (iv) the merger or sale of all or part of the Company. We are also evaluating various financing alternatives to unlock the market value of our headquarters and associated real estate. To date, the committee has explored and considered a number of potential courses of action. This process is ongoing and there can be no assurance that these efforts will result in any specific action or transaction. Further, any such transaction or business arrangement may not ultimately lead to increased shareholder value. There are uncertainties and risks related to the exploration of strategic alternatives, including:

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

At August 29, 2008, we had line of credit borrowings outstanding of $1,833,000 and our borrowing availability under our current line of credit advance formulas was $3,117,000. At November 21, 2008, the outstanding balance on the line of credit increased to $3,268,000 and our borrowing availability decreased to $559,000. Our credit facility currently provides for advances in excess of the availability formulas of up to $1,000,000 during the term of the facility. We could require additional overadvances due to fluctuations in accounts receivable, inventory levels and outstanding letter of credit balances. There is no assurance the bank would grant additional overadvances. At August 29, 2008, we were in compliance with our debt covenants. Depending on our results of operations during fiscal 2009, we may not be in compliance with debt covenants at the end of fiscal 2009. A breach of these covenants or our inability to maintain the debt covenants could result in a default on our indebtedness. If a default occurs, the bank could increase the interest rate or declare any outstanding indebtedness, together with accrued interest and other fees, to be immediately due and payable, and could proceed against our assets that secure that indebtedness.

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

Sales to a relatively small number of major customers have typically comprised a majority of our revenues, and that trend is expected to continue throughout fiscal 2009 and beyond. In fiscal 2008, three customers accounted for approximately 14.4%, 13.3% and 12.1% of revenues, respectively. Four customers accounted for 85.1% of the backlog at August 29, 2008 and 83.4% of the backlog scheduled to ship during fiscal 2009. In addition, recent disruptions in global economic and market conditions could result in decreases in demand for our products as the current tightening in credit in financial markets may adversely affect the ability of our major customers to obtain financing for significant purchases. The loss of any significant customer or any reduction in orders by any significant customer would adversely affect our business and operating results and potentially our liquidity.

We rely on third-party subcontractors, certain suppliers and offshore manufacturers.

We use offshore manufacturers for a significant amount of finished goods or component inventories. Three offshore manufacturers accounted for approximately 52.0%, 21.0% and 2.6% of inventory purchases in fiscal 2008, respectively, and two offshore manufacturers accounted for approximately 41.7% and 22.6% in fiscal 2007, respectively. Certain raw materials, video sub-components and licensed video processing technologies used in existing and future products are currently available from a single source or limited sources. Any disruption or termination of supply of certain single-source components or technologies, or interruption of supply from offshore manufacturers, would likely have a material adverse effect on our business and results of operations, at least in the near term.

Our intellectual property rights may be insufficient to protect our competitive position. In addition, our pending or future intellectual property applications may not be issued.

We hold three U.S patents currently, including a patent covering advanced receiver grouping techniques in Compel® which will expire on November 14, 2008 (See also “Intellectual Property”section above). We hold nine active trademarks, such as Compel®, iPump®, Wegener® and Unity®. Currently we have one patent application pending, five patents published and one trademark application pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent and trademark applications will be issued. We also cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own.

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

On August 21, 2008, we received a notice from The Nasdaq Stock Market (“Nasdaq”) indicating that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4) (the “Rule”). The notice also stated that we had been provided with 180 calendar days, or until February 17, 2009, to regain compliance in accordance with Marketplace Rule 4310(c)(8)(D). On October 16, 2008, Nasdaq announced it had temporarily suspended enforcement of the minimum bid price and minimum market value of publicly held shares through January 16, 2009. As a result of this suspension, we now have until May 26, 2009 to regain compliance with the minimum bid rule. If, at anytime before May 26, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide written notification that we comply with the Rule.

If we cannot regain compliance by May 26, 2009, the Nasdaq staff will determine whether we meet The Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, the Nasdaq staff will notify us that we have been granted an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, the Nasdaq staff will provide written notification that our securities will be delisted. At that time, we may appeal the Nasdaq staff’s determination to delist our securities to a Listing Qualifications Panel.

If our common stock is delisted by Nasdaq, the trading market for our common stock would likely be adversely affected, as price quotations may not be as readily obtainable, which would likely have a material adverse effect on the market price of our common stock.

Our stock price is subject to volatility.

Our common stock has experienced substantial price volatility and such volatility may occur in the future, particularly as a result of quarter to quarter variations in the actual or anticipated financial results of the Company or other companies in the satellite communications industry or in the markets we serve. These and other factors may adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our executive, sales, engineering and administrative offices are located at 11350 Technology Circle, Johns Creek, Georgia 30097-1502. This 40,000 square foot facility, which is located on a 4.7 acre site, was purchased by WCI in February 1987. During August 1989, WCI purchased an additional 4.4 acres of adjacent property. WCI also leases a 21,000 square foot manufacturing facility in Alpharetta, Georgia under a one year lease expiring in January 2009 with annual rent of approximately $143,000. We expect to be able to renew the lease on similar terms. WCI's 40,000 square foot facility and 4.4 acres of adjacent land are pledged as collateral under our line of credit facility.

During the third quarter of fiscal 2007, our Board of Directors authorized and approved listing for sale the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Johns Creek, Georgia. The Company evaluated the criteria of Statement of Financial Standards No. 144 (as amended), “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) and concluded that these assets qualified as assets held for sale.  In accordance with SFAS No. 144, the land was reclassified to land held for sale at its historic carrying value of $354,000 (lower of carrying amount or fair value less costs to sell) in the consolidated balance sheet as of August 29, 2008. The land was acquired in August 1989 and no impairment charges were recorded related to the reclassification. On November 26, 2008, we executed a contract to sell the land for approximately $840,000 less applicable commissions and closing costs. The contract is subject to various contingencies including a rezoning of the property which could take up to one year to complete. No assurances may be given that the sale will be consummated.

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

These actions have been consolidated into a multi-district action pending in the United States District Court for the District of Delaware. There are currently two trials scheduled with respect to the multi-district action, the first to start on January 11, 2010, and the second to start on February 8, 2010. At this point, the outcome is uncertain and we are presently unable to assess the impact, if any, of this litigation on Wegener.

In addition, Cisco Systems, Inc. (Scientific Atlanta) has made indemnity demands against us, related to the fact that a number of Cisco’s customers that are defendants in the Rembrandt lawsuit have made indemnity demands against Cisco. Cisco’s demands are based upon allegations that Wegener sold devices to these companies that are implicated by the patent infringement claims in the Rembrandt lawsuit. To date, we have not agreed to Cisco’s demands.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on The NASDAQ Stock Market (NASDAQ symbol: WGNR). As of November 3, 2008, there were approximately 343 holders of record of Common Stock. This number does not reflect beneficial ownership of shares held in nominee or “street” name.

The quarterly ranges of high and low sale prices for fiscal 2008 and 2007 were as follows:

	Fiscal 2008			Fiscal 2007
	High	Low		High	Low
First Quarter	$1.22	$	. 83	$1.85	$1.17
Second Quarter	1.01		.76	1.57	1.15
Third Quarter	1.49		.74	1.74	1.25
Fourth Quarter	1.22		.58	1.60	.76

Dividends

We have not paid any cash dividends on our Common Stock. For the foreseeable future, our Board of Directors does not intend to pay cash dividends, but rather plans to retain any earnings to support our operations. Furthermore, we are prohibited from paying dividends under our bank loan agreement, as more fully described in MD&A and in Note 10 to the consolidated financial statements contained in this report.

Recent Sales of Unregistered Securities

There were no unregistered sales of securities during the fiscal year ended August 29, 2008.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the five fiscal years ended August 29, 2008. The graph assumes that $100 was invested on August 29, 2003 in our common stock and each index and that all dividends were reinvested. We have not declared any cash dividends on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	8/29/03	9/3/04	9/2/05	9/1/06	8/31/07	8/29/08

Wegener Corporation	100.00	53.50	51.85	51.85	42.80	23.87
NASDAQ Composite	100.00	103.10	120.73	125.87	149.70	135.02
NASDAQ Telecommunications	100.00	116.91	124.85	136.53	184.46	159.89

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

Equity Compensation Plan Information

The following table summarizes information as of August 29, 2008, regarding our common stock reserved for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under the Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Security Holders	928,531	$1.55	-
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	928,531	$1.55	-

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

	Year ended
	August 29, 2008	August 31, 2007	September 1, 2006	September 2, 2005	September 3, 2004

Revenues, net	$21,494	$21,546	$20,388	$21,902	$18,104

Operating income (loss) (a)	540	(613)	(2,811)	(1,470)	(3,086)

Net earnings (loss) (a) (b)	383	(753)	(2,883)	(5,671)	(2,108)

Net earnings (loss) per share
Basic	$.03	$(.06)	$(.23)	$(.45)	$(.17)
Diluted	$.03	$(.06)	$(.23)	$(.45)	$(.17)

Cash dividends paid per share (c)	-	-	-	-	-

Total assets	$13,213	$12,812	$11,128	$12,802	$17,496

Long-term obligations inclusive of current maturities	-	-	-	-	-

(a) The year ended August 29, 2008 includes a fourth quarter gain on sale of patents of $894,000.

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

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements are subject to the safe harbors created thereby.  Forward-looking statements may be identified by words such as "believes," "expects," "projects," "plans," "anticipates," and similar expressions, and include, for example, statements relating to expectations regarding  future sales, income and cash flows. Forward-looking statements are based upon the Company’s current expectations and assumptions, which are subject to a number of risks and uncertainties including, but not limited to:  customer acceptance and effectiveness of recently introduced products; development of additional business for the Company’s digital video and audio transmission product lines; effectiveness of the sales organization; the successful development and introduction of new products in the future; delays in the conversion by private and broadcast networks to next generation digital broadcast equipment; acceptance by various networks of standards for digital broadcasting; the Company’s liquidity position and capital resources; general market conditions which may not improve during fiscal year 2009  and beyond; and success of the Company’s research and development efforts aimed at developing new products. Additional potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, performance issues with key suppliers and subcontractors, delays in product development and testing, availability of raw materials, new and existing well-capitalized competitors, and other uncertainties detailed from time to time in the Company’s periodic Securities Exchange Act filings, including Item 1.A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K. Such forward-looking statements are subject to risks, uncertainties and other factors and are subject to change at any time, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

We operate on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal years 2008, 2007 and 2006 contained 52 weeks. All references herein to 2008, 2007 and 2006, refer to the fiscal years ending August 29, 2008, August 31, 2007, and September 1, 2006, respectively.

Our fiscal 2008 revenues decreased $52,000, or 0.2%, to $21,494,000 from $21,546,000 in fiscal 2007. Our net earnings for fiscal 2008 were $383,000 or $0.03 per share compared to a net loss of $(753,000) or $(0.06) per share for fiscal 2007. Fiscal 2008 net earnings included a one-time gain on sale of patents of $894,000. Through November 21, 2008 bookings and revenues to date were insufficient to provide adequate levels of cash flow from operations or adequate levels of collateral to support required borrowings during the second quarter of fiscal 2009. As a result, we need to raise additional capital or obtain additional credit facilities during the second quarter of fiscal 2009 to continue as a going concern and to execute our business plan.

During the fourth quarter of fiscal 2008, we booked approximately $4.9 million of new orders. Dial Global, Triton Radio’s sales and programming division, ordered $2.1 million of equipment consisting of iPump® 6420 audio media servers and network products which are scheduled to ship over the first three quarters of fiscal 2009. Following its acquisition of Jones Media America in June of this year, Dial Global is purchasing the equipment to upgrade and expand the file-based broadcasting platform that Jones Media currently uses to manage its 2,000-radio station network. This is the initial phase of a multi-year project to ultimately expand Dial Global’s file-based distribution of programming, advertising and related services to their 6,000 radio affiliates. Mega Hertz placed an order for Unity® 4600 professional satellite receivers totaling over $800,000. The order began shipping during the first quarter of fiscal 2009 and included a new standard feature, DVB-S2 demodulation support, while still maintaining backward compatibility with DVB-S demodulation. DVB-S2 modulation offers broadcasters a wide range of choices to manage inclement weather, satellite service provider limitations, reduce operational costs or increase service (when compared with DVB-S). Bandwidth costs of a typical transmission can be reduced by 20% to 30% by switching from DVB-S to DVB-S2. In addition, Educational Media Foundation ordered 600 DVB-S2 tuner cards to upgrade their Unity® 4600 satellite receivers. This order shipped in the fourth quarter of fiscal 2008.

During the third quarter of fiscal 2008, bookings, consisting primarily of add-on orders from existing customers, were $1,927,000. In addition, during the third quarter WCI entered into an agreement to sell selected patents and patent applications to EPAX Consulting Limited Liability Company for net proceeds of approximately $1,075,000, which closed in the fourth quarter (See Note 7 to the Consolidated Financial Statements). The group of patents and patent applications sold relate to product distinction, system architecture and IP networking. WCI retained a worldwide, non-exclusive, royalty-free license under the patents for use in both existing and future products. Proceeds from this transaction were used to reduce our line of credit borrowings.

During the second quarter of fiscal 2008, we recorded $5.8 million in new orders. These orders included approximately $1.4 million from one of our larger private network customers for our new Unity® 552 Enterprise Media Receiver (Unity® 552). The Unity® 552 has bandwidth-efficient MPEG-4/h.264 video coding for both standard definition and high definition video, digital and analog outputs, as well as advanced DVB-S2 demodulation. With these new features, network operators can reduce their bandwidth utilization by approximately half, resulting in considerably lower operational costs. The order shipped in the second quarter of fiscal 2008, and is expected to be the first of a series of orders from the customer for a complete network upgrade to the Unity® 552. We received orders totaling over $2.1 million for our SMD 515 IPTV(internet protocol television) set top box from Conklin-Intracom for use by multiple telco operators in North America to provide premium IPTV services including high definition programming, video on demand and integrated personal video recording. This order began shipping in the second quarter and was completed in the fourth quarter. An order for $1.2 million was received for our new iPump® 562 enterprise media server from Satellite Store Link (SSL) to support the expansion of SSL’s digital signage projects in Latin America and shipped in the third quarter of fiscal 2008. The iPump® 562 media server supports bandwidth-saving features, such as MPEG-4/h.264 video compression and file-based workflows. These features can be used in combination to create customized, high quality HD (high definition) and SD (standard definition) video channels for digital signage applications.

During the first quarter of fiscal 2008, bookings, consisting primarily of add-on orders from existing customers, were approximately $3.6 million.

Current Financial Position and Liquidity

Through November 21, 2008 bookings and revenues to date were insufficient to provide adequate levels of cash flow from operations or adequate levels of collateral to support required borrowings during the second quarter of fiscal 2009. As a result, we need to raise additional capital or obtain additional credit facilities during the second quarter of fiscal 2009 to continue as a going concern and to execute our business plan. Although we are in discussions with potential financing sources, if we are unsuccessful in securing additional capital during this period, through additional equity and/or debt financings, we may not be able to continue as a going concern (See Note 1 to the Consolidated Financial Statements).

At August 29, 2008, we had line of credit borrowings outstanding of $1,883,000. Our $5,000,000 bank loan facility is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. The loan facility matures on September 30, 2009, or upon demand. At August 29, 2008, approximately $3,117,000 remained available to borrow under the advance formulas. At November 21, 2008, the outstanding balance on the line of credit increased to $3,268,000 and our borrowing availability decreased to $559,000.

During fiscal 2008, our line of credit net borrowings decreased $133,000 to the outstanding balance of $1,883,000 at August 29, 2008 from $2,016,000 at August 31, 2007. Operating activities provided $771,000 of cash and investing activities used $537,000 of cash, which consisted of capitalized software additions of $1,214,000, equipment additions of $335,000 and $63,000 for license agreements and legal fees related to the filing of applications for various patents and trademarks. Proceeds from the sale of patents and patent applications provided $1,075,000 of cash which was used to reduce our line of credit borrowings. Loan facility fees used $100,000 of cash.

(See the Liquidity and Capital Resources section for further discussion.)

Current Developments

We released the next generation Compel® II network control system at the 2008 National Association of Broadcasters (NAB) Convention in April 2008. Compel® II retains the features of the Compel® network control system while adding new features designed to enhance the user interface and simplify operations for dynamic media distribution. The control system has been streamlined by unifying many different screens and utilities within a single, user friendly, web-based graphical user interface. Using a web browser access, operators can control live and file-based media distribution networks from any web-enabled remote location. Built upon a scalable open architecture, Compel® II also makes it easier for network administrators to limit access of employees or affiliates to only those features and functions their jobs require. New set-up features allow administrators to create classes of users that designate each user’s level of access.

In addition, at the NAB Convention we released the new iPump® 562 media server which supports bandwidth-saving features, such as MPEG-4/h.264 video compression, file-based workflows and DVB-S2 satellite demodulation. The iPump® 562 provides a cost-effective approach to supporting any multi-site video projects with high levels of customization per television screen. With Compel®, unique programming content can reach individual retail stores, departments, schools, or hospitals, and can be rapidly updated by central network operators. Employees at display locations do not have to manage or interact with the media servers because all functions and upgrades are scheduled and managed remotely from the Compel® network control system at the central operations center. The iPump® 562 is optimized for high quality video and on-screen graphics, and provides a superior viewing experience compared to PC solutions and targets applications where cost is a major factor.

Our Encompass LE2 began shipping to Muzak for use in its new digital music delivery service that incorporates satellite media distribution, media players, and content management technology. With Encompass LE2, Muzak’s business customers can view and update their music program selections, scheduling, and preferences instantly using a web-based user interface. They can also create multiple zones of music throughout their business; customize schedules and playlists according to business types, regions, promotions, or other criteria; as well as upload and schedule in-store messages anytime. The music and messaging play from the same media player, which also stores back-up music to ensure 100-percent uptime during inclement weather.

Our Unity® 4600 satellite media receiver now supports next-generation DVB-S2 satellite demodulation as a standard feature. With its advanced coding and Forward Error Correction (FEC) options, DVB-S2 modulation provides broadcasters with additional flexibility to manage inclement weather and satellite service provider limitations, and can significantly reduce bandwidth consumption and operating costs without compromising signal integrity.

Subsequent to August 29, 2008, we announced the introduction of two new MediaPlan® i/o (input/output) content creation stations: MediaPlan® i/o Contributor and MediaPlan® i/o Professional. Both offer advanced tools for creating and preparing media content, including digitizing, encoding, editing, and controlling the quality of media assets prior to uploading them into the MediaPlan® content management system, which is part of our end-to-end solution for file-based content distribution.

During the second quarter of fiscal 2007, the Board of Directors formed a committee of independent directors to explore strategic and financial alternatives to enhance shareholder value. We retained Near Earth LLC as our exclusive financial advisor in this evaluation process. These strategic alternatives may include: (i) technology licensing agreements, (ii) product development and marketing arrangements, joint ventures or strategic partnerships, (iii) strategic acquisitions, mergers or other business combinations, or (iv) the merger or sale of all or part of the Company. We are also evaluating various financing alternatives to unlock the market value of our headquarters and associated real estate to support our capital needs. On November 26, 2008, we executed a contract to sell the 4.4 acres of undeveloped land adjacent to our headquarters facility for approximately $840,000 less applicable commissions and closing costs. The contract is subject to various contingencies including a rezoning of the property. No assurances may be given that the sale will be consummated. To date, the committee has explored and considered a number of potential courses of action. There can be no assurance that these efforts will result in any specific transaction. We do not expect to disclose further developments regarding the process until the completion of the strategic alternatives review and a decision by the Board of Directors regarding a transaction or course of action.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations as a percentage of revenue:

	Year ended
	August 29, 2008	August 31, 2007	September 1, 2006
Revenues, net	100.0%	100.0%	100.0%
Cost of products sold	60.9	64.8	67.8
Gross margin	39.1	35.2	32.2
Selling, general, and administrative	25.8	24.0	31.0
Research & development	14.9	14.1	15.0
Gain on sale of patents	(4.2)	-	-
Operating income (loss)	2.5	(2.8)	(13.8)
Interest expense	(0.7)	(0.7)	(0.5)
Interest income	0.0	0.0	0.1
Net earnings (loss)	1.8%	(3.5)%	(14.1)%

Net earnings for the year ended August 29, 2008, were $383,000 or $0.03 per share, compared to a net loss of $(753,000) or $(0.06) per share for the year ended August 31, 2007, and a net loss of $(2,883,000) or $(0.23) per share for the year ended September 1, 2006. Fiscal 2008 net earnings included a gain on sale of patents of $894,000.

Revenues for fiscal 2008 decreased $52,000, or 0.2%, to $21,494,000 from $21,546,000 in fiscal 2007. Direct Broadcast Satellite (DBS) revenues (including service revenues) in fiscal 2008 increased $49,000, or 0.2%, to $21,465,000 from $21,416,000 in fiscal 2007. Analog and Custom Products Group revenues were $29,000 in fiscal 2008 compared to $129,000 in fiscal 2007. Our revenue levels are not subject to significant annual fluctuations in unit pricing. Product volumes are driven by product mix of orders. In addition, revenues and order backlog are subject to the timing of significant orders from customers, and as a result revenue levels may fluctuate on a quarterly and yearly basis. Fiscal 2008 included revenues from shipments of (i) our SMD 515 IPTV (internet protocol television) set top box to Conklin-Intracom for use by multiple telco operators in North America, (ii) our new iPump® 562 enterprise media server to Satellite Store Link (SSL) for expansion of SSL’s digital signage projects in Latin America, and (iii) our new Unity® 552 Enterprise Media Receiver (Unity® 552) to one of our larger private network customers. Additionally in fiscal 2008, we completed shipments of our Unity® 4600 to the Big Ten Network (BTN) for a new cable network being distributed by Fox Cable Networks. Shipments in fiscal 2008 continued to MegaHertz for distribution of our products to the U.S. cable market and to business music provider Muzak LLC, of our new Encompass LE2, our next generation business music audio receiver.

Revenues for fiscal 2007 increased $1,158,000, or 5.7%, to $21,546,000 from $20,388,000 in fiscal 2006. Direct Broadcast Satellite (DBS) revenues (including service revenues) in fiscal 2007 increased $1,158,000, or 5.7%, to $21,416,000 from $20,258,000 in fiscal 2006. Analog and Custom Products Group revenues were $129,000 for both fiscal years 2007 and 2006. Fiscal 2007 included revenues from a new $3.2 million contract from SSL to launch a digital signage network in Mexico. Initial shipments of Unity® 4600 satellite receivers began in the fourth quarter of fiscal 2007 for use by the BTN in the new cable network being distributed by Fox Cable Networks. Additionally, fiscal 2007 included continued revenues from fiscal 2006 orders from BBC World Service and Jones Radio Networks of iPump® Media Servers, digital encoders and Unity® receivers for their broadcast radio networks.

WCI's backlog of orders scheduled to ship within 18 months was $8,491,000 at August 29, 2008, $10,170,000 at August 31, 2007, and $10,700,000 at September 1, 2006. The total multi-year backlog at August 29, 2008 was $13,300,000 compared to $17,080,000 at August 31, 2007. Approximately $7,206,000 of the August 29, 2008, backlog is expected to ship during fiscal 2009. Four customers accounted for 85.1% of the backlog at August 29, 2008 and for 83.4% of the backlog expected to ship during fiscal 2009. Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue. (See Note 14 to the Consolidated Financial Statements, “Segment Information and Concentrations”.) Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, we expect future revenue levels and operating results to continue to fluctuate from quarter to quarter.

International sales are generated through a direct sales organization and through foreign distributors. International sales were $3,686,000 or 17.2% of revenues in fiscal 2008 compared to $5,288,000 or 24.5% of revenues in fiscal 2007, and $3,396,000 or 16.7% of revenues in fiscal 2006. International shipments are generally project specific, and therefore revenues are subject to variations from year to year based on the timing of customer orders. All international sales are denominated in U.S. dollars. Additional financial information on geographic areas is provided in note 14 to the consolidated financial statements.

Gross profit as a percent of sales was 39.1% in fiscal 2008 compared to 35.2% in fiscal 2007, and 32.2% in fiscal 2006. Gross profit margin dollars increased $814,000, or 10.7%, to $8,397,000 in fiscal 2008 from $7,583,000 in fiscal 2007. Fiscal 2006 gross profit margin dollars amounted to $6,556,000. Profit margins in fiscal 2008 were favorably impacted by the reversal of an accrued warranty liability of $310,000 for previously estimated warranty provisions that were no longer required. Warranty provisions charged to cost of sales were $50,000 in fiscal 2008, $625,000 in fiscal 2007 and $110,000 in fiscal 2006. The increase in warranty provisions in fiscal 2007 was related to new product introductions. Profit margins in fiscal 2008 included no inventory reserve charges compared to $250,000 in fiscal 2007 and $350,000 in fiscal 2006. Capitalized software amortization expenses included in cost of sales in fiscal 2008 were $1,238,000, compared to $1,517,000 in fiscal 2007 and $1,936,000 in fiscal 2006.

Selling, general, and administrative (SG&A) expenses increased $376,000, or 7.3%, to $5,539,000 in fiscal 2008 from $5,163,000 in fiscal 2007. As a percentage of revenues, SG&A expenses were 25.8% of revenues in fiscal 2008 and 24.0% in fiscal 2007. Corporate SG&A expenses in fiscal 2008 increased $125,000, or 12.2%, to $1,146,000 from $1,021,000 in fiscal 2007. The increase was mainly due to increased professional fees related to Sarbanes-Oxley compliance. WCI’s SG&A expenses increased $252,000, or 6.1%, to $4,393,000 in fiscal 2008 from $4,141,000 in fiscal 2007. The increase in WCI’s SG&A expenses in fiscal 2008 was mainly due to increases in (i) salaries and related payroll costs of $88,000, (ii) employee placement fees and related training of $38,000, (iii) general overhead costs of $91,000, and (iv) professional fees of $42,000. These increases were offset by lower sales and marketing expenses of $50,000. WCI’s SG&A expenses in fiscal 2008 included no bad debt provision expense compared to a benefit of $50,000 from the reversal of bad debt provisions in fiscal 2007. SG&A expenses included $8,000 of noncash share-based compensation expense in fiscal 2008 compared to $17,700 in fiscal 2007.

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

Research and development expenditures, including capitalized software development costs, were $4,427,000 or 20.5% of revenues in fiscal 2008, $4,562,000 or 21.2% of revenues in fiscal 2007, and $4,451,000 or 21.8% of revenues in fiscal 2006. The decrease in expenditures fiscal 2008 compared to fiscal 2007 was mainly due to lower consulting costs, which were partially offset by increases in salaries, headcount and recruiting costs related to new hires. The increase in expenditures in fiscal 2007 compared to fiscal 2006 was due to increased salaries related to increases in compensation and headcount and increased recruiting costs related to new hires, which were offset by reductions in consulting and prototype parts costs. Software development costs totaling $1,214,000, $1,528,000, and $1,399,000 were capitalized during fiscal 2008, 2007 and 2006, respectively. The decreases in capitalized software costs in fiscal 2008 compared to fiscal 2007 were related to completed projects. The increase in capitalized software costs in fiscal 2007 compared to fiscal 2006 was due to increased expenditures related to MPEG-4/H.264 products. Research and development expenses, excluding capitalized software development costs, were $3,213,000 or 14.9% of revenues in fiscal 2008, $3,033,000 or 14.1% of revenues in fiscal 2007, and $3,052,000 or 15.0% of revenues in fiscal 2006. We expect research and development expenditures to decrease in fiscal 2009 compared to fiscal 2008 due to completed projects.

During the fourth quarter of fiscal 2008, we completed the sale of selected patents and patent applications to EPAX Consulting Limited Liability Company for net proceeds of approximately $1,075,000 and recorded a gain of $894,000. The group of patents and patent applications sold relate to product distinction, system architecture and IP networking. We retained a worldwide, non-exclusive, royalty-free license under the patents for use in both existing and future products.

Interest expense was $159,000 in fiscal 2008 compared to $150,000 in fiscal 2007 and $98,000 in fiscal 2006. The increase in fiscal 2007 compared to fiscal 2006 was due to an increase in average line-of-credit borrowings. We believe that interest expense in fiscal 2009 will increase compared to fiscal 2008 as a result of expected increases in average line of credit borrowings, as well as potential increases in our loan interest rate, as further discussed in the Liquidity and Capital Resources section.

Interest income was $2,000 in fiscal 2008 compared to $10,000 in fiscal 2007 and $26,000 in fiscal 2006. Interest income in fiscal 2006 included a one-time benefit of $18,000 from interest paid on the collection of Adelphia Communications receivables.

No income tax expense was recorded for fiscal 2008, due to utilization of net operating loss and alternative minimum tax credit carryforwards. In fiscal 2008, the deferred tax asset decreased $141,000 which was offset by a decrease in the valuation allowance by the same amount. No income tax benefits were recorded in fiscal 2007 and 2006 due to an increase in the deferred tax asset valuation allowance of $271,000 and $1,038,000, respectively. At August 29, 2008, net deferred tax assets of $5,878,000 were fully reserved by a valuation allowance.

SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence must be considered in judging the likelihood of realizing tax benefits. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses are one of the most difficult pieces of negative evidence to overcome in the absence of sufficient existing orders and backlog (versus forecasted future orders) supporting a return to profitability. Additional orders and backlog are currently needed for profitability in fiscal 2009. Our assessment in applying SFAS No. 109 indicated that a full valuation allowance for our net deferred tax assets was required as of August 29, 2008 and August 31, 2007.

At August 29, 2008, we had a federal net operating loss carryforward of $9,604,000, of which $1,604,000 expires in fiscal 2021, $1,296,000 in fiscal 2023, $3,396,000 in fiscal 2024, $1,454,000 in fiscal 2025, $1,755,000 in fiscal 2026 and $99,000 in fiscal 2027. Additionally, we had an alternative minimum tax credit of $134,000 and a state income tax credit of $199,000, expiring in fiscal 2009, all of which were fully offset by the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

At August 29, 2008, our net inventory balances increased $2,915,000 to $6,295,000 from $3,380,000 at August 31, 2007. The increase in inventories was primarily due to our new fiscal 2008 product introductions of the iPump® 562 Enterprise Media Server, the Unity® 552 receiver and the Encompass-LE2 audio receiver. In addition, inventory levels were increased for the iPump® 6400 Media Server and Nielsen Media Research products. At August 29, 2008, outstanding inventory purchase commitments amounted to $1,856,000. These inventory purchases and purchase commitments were made based on existing orders and expected future bookings.

Our fiscal 2008 bookings were below our expectations, particularly during the fourth quarter of fiscal 2008, primarily as a result of customer delays in purchasing decisions, deferral of project expenditures, foreign exchange rate fluctuations and adverse economic conditions. WCI's backlog of orders scheduled to ship within 18 months was $8,491,000 at August 29, 2008, $10,170,000 at August 31, 2007, and $10,700,000 at September 1, 2006. The total multi-year backlog at August 29, 2008 was $13,300,000 compared to $17,080,000 at August 31, 2007. Approximately $7,206,000 of the August 29, 2008, backlog is expected to ship during fiscal 2009.

Significant fiscal 2009 shippable bookings are currently required to meet our financial projections beginning in the first quarter of fiscal 2009 and continuing for each subsequent quarter. During the fourth quarter of fiscal 2008, and subsequent to August 29, 2008, we made reductions in headcount to bring the current number of employees to 84, and reduced engineering consulting and other overhead expenses. Should adequate capital or financing not be available, and if increased revenues not materialize, we are committed to further reducing operating costs to bring them in line with reduced revenue levels. No assurances can be given that operating costs can be sufficiently reduced to allow us to continue as a going concern. Through November 21, 2008 bookings and revenues to date were insufficient to provide adequate levels of cash flow from operations or adequate levels of collateral to support required borrowings during the second quarter of fiscal 2009. As a result, we need to raise additional capital or obtain additional credit facilities during the second quarter of fiscal 2009 to continue as a going concern and to execute our business plan. Although we are in discussions with potential financing sources, there is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all. Our ability to continue as a going concern will depend upon our ability to obtain additional capital or financing in the very short term and to subsequently increase our bookings and revenues in the longer term to attain profitable operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The audit report relating to the consolidated financial statements for the year ended August 29, 2008, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

At August 29, 2008, our primary source of liquidity was a $5,000,000 bank loan facility, which matures on September 30, 2009. During fiscal 2008, our line of credit net borrowings decreased $132,000 to the outstanding balance of $1,883,000 at August 29, 2008 from $2,016,000 at August 31, 2007. During fiscal 2008, the average daily balance outstanding was $2,086,000 and the highest outstanding balance was $3,274,000. At August 29, 2008, approximately $3,117,000 remained available to borrow under the advance formulas. At November 21, 2008, the outstanding balance on the line of credit increased to $3,268,000 and our borrowing availability decreased to $559,000.

Financing Agreements

WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on September 30, 2009, or upon demand and requires an annual facility fee of 2% of the maximum credit limit. The loan automatically renews from year to year unless the bank makes demand for repayment prior to maturity; provided, however, absent an event of default, the bank shall give at least 120 days notice of its intention to demand the loan’s repayment or to terminate the loan agreement. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (5.00% at August 29, 2008). The bank retained the right to adjust the interest rate, subject to the financial performance of the Company.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. In addition, the facility provides for advances in excess of the availability formulas of up to $1,000,000 during the term of the facility. The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation. At August 29, 2008, balances outstanding on the revolving line of credit amounted to $1,883,000. No borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers. At August 29, 2008, no letters of credit were outstanding.

During fiscal 2008, the average daily balance outstanding was $2,086,000 and the highest outstanding balance was $3,274,000. During fiscal 2009 we expect the average daily balance to increase. At November 21, 2008, the outstanding balance on the line of credit increased to $3,268,000 and our borrowing availability decreased to $559,000.

Under the loan facility, at the end of each fiscal year we are required to maintain a minimum tangible net worth and a minimum fixed charge coverage ratio. In addition, we are required to retain certain executive officers, maintain certain financial ratios, and are precluded from paying dividends. At August 29, 2008 we were in compliance with the covenants. While we are currently in compliance, in the event of a default the bank has the right to demand payment of the loan facility.

In addition, at August 29, 2008, we had land and buildings with a cost basis of $4,457,000 (including land held for sale of $354,000). Although land and buildings are subject to a lien under the loan facility, they are not currently used in the existing loan facility’s availability advance formulas and have no mortgage balances outstanding. We are pursuing ways to utilize these assets to support additional overall borrowing capacities either with our existing bank or from other sources. During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Johns Creek, Georgia (See Note 5 to the Consolidated Financial Statements). On November 26, 2008, we executed a contract to sell the land for approximately $840,000 less applicable commissions and closing costs. The contract is subject to various contingencies including a rezoning of the property which could take up to one year to complete. No assurances may be given that the sale will be consummated. Proceeds from the sale of the land would be used to pay any balances outstanding on the revolving line of credit.

Operating Activities

Cash provided by operating activities was $771,000 in fiscal 2008, while operating activities used cash of $955,000 in fiscal 2007 and provided cash of $1,623,000 in fiscal 2006. Fiscal 2008 net earnings adjusted for expense provisions and depreciation and amortization (before working capital changes) provided cash of $1,090,000. Increases in inventories and other assets used cash of $2,932,000 while changes in accounts receivable and customer deposits provided cash of $2,266,000. Changes in accounts payable, accrued expenses and deferred revenue provided cash of $346,000.

Net accounts receivable decreased $2,209,000 to $2,963,000 at August 29, 2008, from $5,172,000 at August 31, 2007, compared to $1,780,000 at September 1, 2006. Accounts receivable at August 31, 2007, included one customer in the amount of $2,295,000, which was fully paid subsequent to August 31, 2007. The allowance for doubtful accounts was $230,000 at August 29, 2008, $251,000 at August 31, 2007 and $301,000 at September 1, 2006. In fiscal 2007, reductions in the allowance for doubtful accounts provided benefits of $50,000. Write-offs were $21,000 in fiscal 2008 and $46,000 in fiscal 2006. Recoveries in fiscal 2006 were $1,000.

Customer deposits increased $57,000 to $1,928,000 at August 29, 2008, from $1,870,000 at August 31, 2007. Customer deposits vary with the timing and terms of customer bookings.

At August 29, 2008, our net inventory balances increased $2,915,000 to $6,295,000 from $3,380,000 at August 31, 2007. The increase in inventories was primarily due to our new fiscal 2008 product introductions of the iPump® 562 Enterprise Media Server, the Unity® 552 receiver and the Encompass-LE2 audio receiver. In addition, inventory levels were increased for the iPump® 6400 Media Server and Nielsen Media Research products. These inventory purchases require sufficient lead times with our offshore manufacturers and which require estimates of expected future bookings. Our fiscal 2008 bookings were below our expectations which resulted in higher than expected inventories at August 29, 2008. While no assurances may be given, we believe inventory levels will decrease during fiscal 2009. During fiscal 2008, there were no increases to the inventory reserve provision. Inventory reserves were increased by provisions charged to cost of sales of $250,000 in fiscal 2007 and $350,000 in fiscal 2006. Inventory reserves were decreased by write-offs of $21,000 in fiscal 2008 and none in fiscal 2007 and 2006. Increases in inventories in fiscal 2008 used $2,915,000 of cash. During fiscal 2007, a decrease in inventories provided $228,000 of cash, while in fiscal 2006 inventory increases used cash of $252,000.

Investing Activities

Cash used by investing activities in fiscal 2008 was $537,000 compared to $1,970,000 in fiscal 2007 and $1,734,000 in fiscal 2006. In fiscal 2008, investing activities consisted of capitalized software additions of $1,214,000, equipment additions of $336,000 and $62,000 for license agreements and legal fees related to the filing of applications for various patents and trademarks. Proceeds from the sale of patents and patent applications provided $1,075,000 of cash. Capitalized software expenditures were incurred primarily for the development of Compel® network control and MediaPlan® software, the iPump® Media Server, and MPEG-4/h.264 products. Property and equipment expenditures were for planned additions of principally manufacturing and engineering test equipment. Fiscal 2009 expenditures for investing activities are expected to approximate fiscal 2008 levels.

Financing Activities

Financing activities in fiscal 2008 used $132,000 of cash to reduce net line-of-credit borrowings and $100,000 of cash for loan facility fees. Financing activities in fiscal 2007 provided $2,016,000 of cash from the net line-of-credit borrowings and $57,000 from exercised stock options and used $100,000 of cash for loan facility fees.

Contractual Obligations

We have two manufacturing and purchasing agreements for certain finished goods inventories. At August 29, 2008, outstanding purchase commitments under these agreements amounted to $1,856,000. At August 29, 2008, we had no letters of credit outstanding.

The following summarizes our contractual obligations as of August 29, 2008 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	One Year	2 –3 Years	4 –5 Years

Operating leases	$191,000	$166,000	$25,000	$-

Bank line of credit	1,883,000	1,883,000	-	-

Purchase commitments	1,856,000	1,856,000	-	-

Total	$3,930,000	$3,905,000	$25,000	$-

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

At August 29, 2008, we had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgments. These policies are as follows:

Revenue Recognition – Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” SAB No. 101, “Revenue Recognition in Financial Statements.” Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Revenues from separate extended service maintenance agreements are recognized ratably over the term of the agreements, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced and the fair value of future performance obligations are recorded as deferred revenue. In addition, any invoices generated in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met. At August 29, 2008, deferred extended service maintenance revenues were $733,000 and deferred revenues related to future performance obligations were $38,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2009. We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by us. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the year ended August 29, 2008, revenues attributable to one customer in the amount of $495,000 were recorded prior to delivery as bill and hold transactions. At August 29, 2008, accounts receivable for these revenues were paid in full.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. We make inventory reserve provisions to properly reflect inventory value based on a review of inventory quantities on hand, sales forecasts, new products being developed and technology changes. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At August 29, 2008, inventories, net of reserve provisions of approximately $4,070,000, amounted to $6,295,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At August 29, 2008, capitalized software costs, net of accumulated amortization, amounted to $1,218,000.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets is dependent upon generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. The valuation allowance decreased $141,000 in fiscal 2008, and increased $271,000 in fiscal 2007 and $1,038,000 in fiscal 2006. At August 29, 2008, net deferred tax assets of $5,878,000 were fully reserved by a valuation allowance.

Accounts Receivable Valuation – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At August 29, 2008, accounts receivable net of allowances for doubtful accounts amounted to $2,963,000.

IMPACT OF INFLATION

We do not believe that inflation has had a material impact on revenues or expenses during the past three fiscal years.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 141(R) will have on its future financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has not determined the impact, if any, SFAS No. 160 will have on its future financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to easily understand the effect of the company’s choice to use fair value on its earnings. Additionally, SFAS No. 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159, if any, which we will be required to adopt at the start of fiscal year 2009.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and will be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and will be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2010.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and will be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2010.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our revolving line of credit facility and cash equivalents. The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank’s prime rate (5.00% at August 29, 2008). At August 29, 2008, balances outstanding on the revolving line of credit amounted to $1,883,000.

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

C. Troy Woodbury, Jr.
Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Wegener Corporation
Johns Creek, Georgia

We have audited the accompanying consolidated balance sheets of Wegener Corporation and subsidiary as of August 29, 2008 and August 31, 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 29, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wegener Corporation and subsidiary at August 29, 2008 and August 31, 2007, and the results of its operations and its cash flows for each of the three years in the period ended August 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Atlanta, Georgia	BDO Seidman, LLP
November 26, 2008

Wegener Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	August 29, 2008	August 31, 2007	September 1, 2006

Revenues, net	$21,494,493	$21,546,029	$20,387,783

Operating costs and expenses

Cost of products sold	13,096,881	13,962,644	13,831,311

Selling, general and administrative	5,538,901	5,162,848	6,315,485

Research and development	3,213,131	3,033,358	3,051,982

Gain on sale of patents	(894,127)	-	-

Operating costs and expenses	20,954,786	22,158,850	23,198,778

Operating income (loss)	539,707	(612,821)	(2,810,995)
Interest expense	(158,586)	(149,590)	(97,919)
Interest income	2,162	9,649	25,919

Net earnings (loss)	$383,283	$(752,762)	$(2,882,995)

Net earnings (loss) per share
Basic	$.03	$(.06)	$(.23)
Diluted	$.03	$(.06)	$(.23)

Shares used in per share calculation
Basic	12,647,051	12,614,007	12,579,051
Diluted	12,659,414	12,614,007	12,579,051

See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiary

CONSOLIDATED BALANCE SHEETS

	August 29, 2008	August 31, 2007
Assets

Current assets
Cash	$8,023	$6,728
Accounts receivable, net	2,963,060	5,172,348
Inventories, net	6,295,476	3,380,410
Other	211,832	194,847

Total current assets	9,478,391	8,754,333

Property and equipment, net	1,709,250	1,777,677
Capitalized software costs, net	1,217,585	1,241,577
Other assets	454,050	684,238
Land held for sale	353,712	353,712

Total assets	$13,212,988	$12,811,537

Liabilities and Shareholders’ Equity

Current liabilities
Bank line of credit	$1,883,243	$2,015,704
Accounts payable	1,971,379	1,145,327
Accrued expenses	1,871,887	2,609,222
Deferred revenue	771,521	774,183
Customer deposits	1,927,567	1,870,673

Total current liabilities	8,425,597	8,415,109

Commitments and contingencies

Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares, authorized; 12,647,051 and 12,647,051 shares respectively, issued and outstanding	126,471	126,471
Additional paid-in capital	20,006,702	19,999,022
Deficit	(15,345,782)	(15,729,065)

Total shareholders’ equity	4,787,391	4,396,428

Total liabilities and shareholders’ equity	$13,212,988	$12,811,537

See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in
	Shares	Amount	Capital	Deficit
BALANCE at September 2, 2005	12,579,051	$125,791	$19,892,482	$(12,093,308)

Share-based compensation	-	-	32,433	-
Net loss for the year	-	-	-	(2,882,995)

BALANCE at September 1, 2006	12,579,051	$125,791	$19,924,915	$(14,976,303)

Common stock issued through stock options	68,000	680	56,440	-
Share-based compensation	-	-	17,667	-
Net loss for the year	-	-	-	(752,762)

BALANCE at August 31, 2007	12,647,051	$126 ,471	$19,999,022	$(15,729,065)

Share-based compensation	-	-	7,680	-
Net earnings for the year	-	-	-	383,283

BALANCE at August 29, 2008	12,647,051	$126,471	$20,006,702	$(15,345,782)

See accompanying notes to consolidated financial statements

Wegener Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	August 29, 2008	August 31, 2007	September 1, 2006

Cash flows from operating activities
Net earnings (loss)	$383,283	$(752,762)	$(2,882,995)
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities
Depreciation and amortization	1,853,499	2,311,047	2,671,963
Gain on sale of patents	(894,127)	-	-
Share-based compensation expense	7,680	17,667	32,433
Decrease in provision for bad debts	-	(50,000)	(25,000)
Increase in provision for inventory reserves	-	250,000	350,000
(Decrease) increase in provision for warranty reserves	(260,000)	625,000	110,000
Changes in assets and liabilities
Accounts receivable	2,209,288	(3,342,227)	553,987
Inventories	(2,915,066)	227,617	(251,605)
Other assets	(16,985)	38,281	(1,947)
Accounts payable	826,052	(380,982)	635,745
Accrued expenses	(477,335)	(169,490)	(179,746)
Deferred revenue	(2,662)	(334,553)	899,741
Customer deposits	56,894	605,868	(288,955)
Net cash provided by (used for) operating activities	770,521	(954,534)	1,623,621

Cash flows from investing activities
Property and equipment expenditures	(335,161)	(256,085)	(221,085)
Capitalized software additions	(1,213,870)	(1,528,343)	(1,399,448
License agreements, patents, and trademark expenditures	(62,734)	(185,918)	(113,676)
Proceeds from sale of patents	1,075,000	-	-

Net cash used for investing activities	(536,765)	(1,970,346)	(1,734,209)

Cash flows from financing activities
Net change in borrowings under revolving line-of-credit	(132,461)	2,015,704	-
Loan facility fees	(100,000)	(100,000)	(37,500)
Proceeds from stock options exercised	-	57,120	-

Net cash (used for) provided by financing activities	(232,461)	1,972,824	(37,500)

Increase (decrease) in cash	1,295	(952,056)	(148,088)
Cash, beginning of year	6,728	958,784	1,106,872
Cash, end of year	$8,023	$6,728	$958,784
Supplementary information:
Cash paid for interest	$158,586	$149,590	$97,919

See accompanying notes to consolidated financial statements.

Wegener Corporation and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Going Concern

At August 29, 2008, our net inventory balances increased $2,915,000 to $6,295,000 from $3,380,000 at August 31, 2007. The increase in inventories was primarily due to our new fiscal 2008 product introductions of the iPump® 562 Enterprise Media Server, the Unity® 552 receiver and the Encompass-LE2 audio receiver. In addition, inventory levels were increased for the iPump® 6400 Media Server and Nielsen Media Research products. At August 29, 2008, outstanding inventory purchase commitments amounted to $1,856,000. These inventory purchases and purchase commitments were made based on existing orders and expected future bookings. Our fiscal 2008 bookings were below our expectations, particularly during the fourth quarter of fiscal 2008, primarily as a result of customer delays in purchasing decisions, deferral of project expenditures, foreign exchange rate fluctuations and adverse economic conditions. WCI's backlog of orders scheduled to ship within 18 months was $8,491,000 at August 29, 2008, $10,170,000 at August 31, 2007, and $10,700,000 at September 1, 2006. The total multi-year backlog at August 29, 2008 was $13,300,000 compared to $17,080,000 at August 31, 2007. Approximately $7,206,000 of the August 29, 2008, backlog is expected to ship during fiscal 2009. Significant fiscal 2009 shippable bookings are currently required to meet our financial projections beginning in the first quarter of fiscal 2009 and continuing for each subsequent quarter. During the fourth quarter of fiscal 2008, and subsequent to August 29, 2008, we made reductions in headcount to bring the current number of employees to 84, and reduced engineering consulting and other overhead expenses. Should adequate capital or financing not be available, and if increased revenues not materialize, we are committed to further reducing operating costs to bring them in line with reduced revenue levels. No assurances can be given that operating costs can be sufficiently reduced to allow us to continue as a going concern.  Through November 21, 2008 bookings and revenues to date were insufficient to provide adequate levels of cash flow from operations or adequate levels of collateral to support required borrowings during the second quarter of fiscal 2009 to continue as a going concern and to execute our business plan. As a result, we need to raise additional capital or obtain additional credit facilities during the second quarter of fiscal 2009. Although we are in discussions with potential financing sources, there is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all. Our ability to continue as a going concern will depend upon our ability to obtain additional capital or financing in the very short term and to subsequently increase our bookings and revenues in the longer term to attain profitable operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

At November 21, 2008, the outstanding balance on the line of credit increased to $3,268,000 from $1,833,000 at August 29, 2008 and our borrowing availability decreased to $559,000 from $3,117,000 at August 29, 2008.

2. Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation. The financial statements include the accounts of Wegener Corporation (WGNR, “we,” “our,” “us” or the “Company") and its wholly-owned subsidiary. Wegener Communications, Inc. (WCI) designs, manufactures and distributes satellite communications electronics equipment in the U.S. and internationally. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications. Certain reclassifications have been made to the 2007 and 2006 financial statements to conform to the 2008 presentation.

Fiscal Year. We operate on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal years 2008, 2007 and 2006 contained 52 weeks. All references herein to 2008, 2007 and 2006, refer to the fiscal years ending August 29, 2008, August 31, 2007, and September 1, 2006, respectively.

Wegener Corporation and Subsidiary

Cash and Bank Overdrafts. Cash balances consist of checking account balances held at a high credit-quality financial institution. Bank overdrafts consist of outstanding checks that have not cleared our bank. Overdrafts are offset against cash balances to the extent that cash balances are available in the account on which the checks are issued. Remaining balances of overdrafts are included in our accounts payable balances. At August 29, 2008 and August 31, 2007, outstanding checks in the amount of $418,000 and $357,000, respectively, were included in accounts payable balances.

Accounts Receivable. Accounts receivable are stated at the amounts billed to customers under normal trade terms, less an allowance for doubtful accounts. Credit is extended based on the evaluation of the customer’s financial condition and generally we do not require collateral from our customers. The allowance for doubtful accounts is provided based upon a review of individual customer accounts, historical payment information and existing economic conditions. Accounts receivable standard terms are net 30 days from date of invoice. Receivables are charged to the allowance for doubtful accounts when all attempts to collect have failed and they are determined to be uncollectible. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Our policy is not to require collateral on accounts receivable. However, in certain circumstances letters of credit or deposits may be required from customers. We are subject to concentrations of credit risk principally through accounts receivable, as a substantial portion of our customers are affiliated with the cable television, radio, business broadcast and telecommunications industries. At August 29, 2008, two customers accounted for approximately 12.3% and 11.9%, respectively, of our accounts receivable. At August 31, 2007, one customer accounted for approximately 40.6% of our accounts receivable.

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

Revenue Recognition. Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” SAB No. 101, “Revenue Recognition in Financial Statements.” Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations. Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced and the fair value of future performance obligations are recorded as deferred revenue. In addition, any invoices generated in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met. At August 29, 2008, deferred extended service maintenance revenues were $733,000 and deferred revenues related to future performance obligations were $38,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2009.

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by them, and no additional performance obligations by the Company exist. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the year ended August 29, 2008, revenues attributable to one customer in the amount of $495,000 were recorded prior to delivery as bill and hold transactions. At August 29, 2008, accounts receivable for these revenues were paid in full.

Wegener Corporation and Subsidiary

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

Research and Development/Capitalized Software Costs. We expense research and development costs, including expenditures related to development of our software products that do not qualify for capitalization. Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. This has resulted in amortization periods of primarily three years. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives. Software development costs capitalized during fiscal 2008, 2007 and 2006, totaled $1,214,000, $1,528,000 and $1,399,000, respectively. Amortization expense, included in cost of products sold, was $1,238,000, $1,517,000 and $1,936,000 for the same periods, respectively. Capitalized software costs, net of accumulated amortization, were $1,218,000 at August 29, 2008 and $1,242,000 at August 31, 2007. Accumulated amortization amounted to $12,745,000 at August 29, 2008 and $11,507,000 at August 31, 2007.

Advertising and Sales Promotion Expenses. Our policy is to expense advertising and sales promotion costs as incurred. Advertising and sales promotion expenses include media advertising, trade shows, customer events, product literature and market research costs. These expenses totaled $258,000, $329,000 and $277,000 for fiscal years 2008, 2007 and 2006, respectively.

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

Share-Based Compensation. We account for share-based payments to employees, including grants of employee stock options, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires that these awards be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). For fiscal years 2008, 2007 and 2006, stock-based compensation expense included in selling, general and administrative expenses amounted to $8,000, $18,000 and $32,000, respectively.

Wegener Corporation and Subsidiary

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended
	August 29, 2008	August 31, 2007	September 1, 2006

Risk free interest rate	3.45%	4.70%	4.41%
Expected term	5.0 years	10.0 years	5.6 years
Volatility	70%	90%	90%
Expected annual dividends	none	none	none
Forfeiture rate	-	-	-

The weighted average fair value of options granted was as follows:

	Year ended
	August 29, 2008	August 31, 2007	September 1, 2006

Per share option value	$.51	$.90	$1.07
Aggregate total	$8,000	$16,000	$34,000

As of August 29, 2008, no compensation costs related to non-vested stock options remain to be recognized.

Income Taxes. Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes. Deferred tax assets or liabilities are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income (loss) and for tax credit and loss carryforwards based on enacted tax laws and rates. Valuation allowances are established to reduce deferred tax assets to amounts that we expect are more likely than not realizable. At August 29, 2008, net deferred tax assets were fully offset by a valuation allowance of $5,878,000.

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

Wegener Corporation and Subsidiary

The following tables represent required disclosure of the reconciliation of the earnings and shares of the basic and diluted net earnings (loss) per share computations:

	Year ended
	August 29, 2008	August 31, 2007	September 1, 2006

Basic
Net earnings (loss)	$383,283	$(752,762)	$(2,882,995)

Weighted average shares outstanding	12,647,051	12,614,007	12,579,051
Net earnings (loss) per share	$.03	$(.06)	$(.23)
Diluted
Net earnings (loss)	$383,283	$(752,762)	$(2,882,995)

Weighted average shares outstanding	12,647,051	12,614,007	12,579,051
Effect of dilutive potential common shares:
Stock options	12,363	-	-
Total	12,659,414	12,614,007	12,579,051
Net earnings (loss) per share	$.03	$(.06)	$(.23)

Stock options excluded from the diluted loss per share calculation due to their antidilutive effect are as follows:

	Year ended
	August 29, 2008	August 31, 2007	September 1, 2006
Common stock options:
Number of shares	839,531	971,531	1,282,531
Range of exercise prices	$1.00 to $2.72	$.63 to $2.72	$.63 to $2.72

Fair Value of financial Instruments. The carrying amount of cash and other current assets and liabilities, such as accounts receivable and accounts payable as presented in the consolidated financial statements, approximates fair value based on the short-term nature of these instruments. We believe the carrying amounts of our line of credit approximate fair value because the interest rates are subject to change with, or approximate, market interest rates.

Foreign Currency. The U.S. dollar is our functional currency for financial reporting. International sales are made and remitted in U.S. dollars.

Recently Issued Accounting Standards. In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 141(R) will have on its future financial statements.

Wegener Corporation and Subsidiary

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has not determined the impact, if any, SFAS No. 160 will have on its future financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to easily understand the effect of the company’s choice to use fair value on its earnings. Additionally, SFAS No. 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159, if any, which we will be required to adopt at the start of fiscal year 2009.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and will be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2010.

3. Accounts Receivable
Accounts receivable are summarized as follows:

	August 29, 2008	August 31, 2007
Accounts receivable – trade	$3,090,272	$5,345,196
Other receivables	103,021	78,468
	3,193,293	5,423,664

Less allowance for doubtful accounts	(230,233)	(251,316)

Accounts receivable, net	$2,963,060	$5,172,348

Wegener Corporation and Subsidiary

4. Inventories
Inventories are summarized as follows:

	August 29, 2008	August 31, 2007
Raw materials	$5,312,531	$3,482,396
Work-in-process	1,301,753	962,286
Finished goods	3,751,497	3,028,041
	10,365,781	7,472,723

Less inventory reserves	(4,070,305)	(4,092,313)

Inventories, net	$6,295,476	$3,380,410

We have invested a significant amount of financial resources to acquire certain raw materials, sub-assemblies and finished goods, to incur direct labor and to contract to have specific outplant procedures performed on certain inventory in process. We purchased this inventory based upon prior backlog and anticipated future sales based upon our existing knowledge of the marketplace. Our inventory reserve of approximately $4,070,000 at August 29, 2008, is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that is reasonably possible should our sales efforts not be successful.

5. Land Held for Sale
During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Johns Creek, Georgia. The Company evaluated the criteria of SFAS No. 144 (as amended), “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) and concluded that these assets qualified as assets held for sale.  In accordance with SFAS No. 144, the land was reclassified to land held for sale at its historic carrying value of $354,000 (lower of carrying amount or fair value less costs to sell) in the consolidated balance sheet as of August 29, 2008. The land was acquired in August 1989 and no impairment charges were recorded related to the reclassification. On November 26, 2008, we executed a contract to sell the land for approximately $840,000 less applicable commissions and closing costs. The contract is subject to various contingencies including a rezoning of the property which could require up to one year to complete. No assurances may be given that the sale will be consummated.

6. Property and Equipment
Major classes of property and equipment consist of the following:

	Estimated Useful Lives (Years)	August 29, 2008	August 31, 2007
Land	-	$353,498	$353,498
Buildings and improvements	3-30	3,751,290	3,751,290
Machinery and equipment	3-5	10,508,729	10,176,288
Furniture and fixtures	5	587,599	584,879
Total property and equipment		15,201,116	14,865,955

Less accumulated depreciation and amortization		(13,491,866)	(13,088,278)

Property and equipment, net		$1,709,250	$1,777,677

Depreciation expense for fiscal 2008, 2007 and 2006, totaled approximately $404,000, $413,000, and $454,000, respectively. Assets recorded under a capital lease included in property and equipment at August 29, 2008, are machinery and equipment of approximately $613,000, which were fully amortized. Repair and maintenance expenses amounted to $205,000, $220,000 and $214,000 during fiscal years 2008, 2007 and 2006, respectively.

Wegener Corporation and Subsidiary

7. Other Assets
Other assets consist of the following:
	August 29, 2008
	Cost	Accumulated Amortization	Net
License agreements	$958,800	$(925,384)	$33,416
Patents and patent applications	336,328	(47,725)	288,603
Trademarks and trademark applications	82,820	(41,011)	41,809
Loan facility fees	100,000	(16,667)	83,333
Other	6,889	-	6,889
	$1,484,837	$(1,030,787)	$454,050

	August 31, 2007
	Cost	Accumulated Amortization	Net
License agreements	$933,800	$(862,198)	$71,602
Patents and patent applications	472,551	(14,006)	458,545
Trademarks and trademark applications	89,736	(25,867)	63,869
Loan facility fees	137,500	(54,167)	83,333
Other	6,889	-	6,889
	$1,640,476	$(956,238)	$684,238

Amortization expense of other assets amounted to $212,000, $381,000, and $244,000 for fiscal years 2008, 2007 and 2006, respectively. Amortization expense for the year ended August 31, 2007 included $111,000 related to write-offs of remaining net balances of certain license agreements due to termination of the agreements.

During the fourth quarter of fiscal 2008, we completed the sale of selected patents and patent applications to EPAX Consulting Limited Liability Company for net proceeds of approximately $1,075,000 and recorded a gain of $894,000. The group of patents and patent applications sold relate to product distinction, system architecture and IP networking. We retained a worldwide, non-exclusive, royalty-free license under the patents for use in both existing and future products.

We conduct an ongoing review of our intellectual property rights and potential trademarks. As of August 29, 2008, we incurred legal fees of $297,000 related to the filing of applications for various patents and $29,000 related to the filing of trademarks. Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life of the patents and trademarks or their estimated useful lives of four to ten years. If it becomes more likely than not that the patent application will not be granted, we will write off the deferred cost at that time. At August 29, 2008, the cost of registered patents and trademarks amounted to $39,000 and $54,000, respectively. License agreements are amortized over their estimated useful life of one to five years. Loan facility fees are amortized over twelve months.

During the second quarter of fiscal 2003, we entered into a license agreement with StarGuide Digital Networks, Inc., a Nevada corporation. This agreement granted a number of limited licenses of StarGuide patents related to delivering IP data by satellite and store/forward audio. These licenses extend to and conclude upon the last to expire of any licensed patent. At August 29, 2008, this license was fully amortized and requires no additional renewal fee. The agreement provides for a continuing running royalty payment on certain of our products. We believe that these royalties will not have a material adverse effect on our financial condition or results of operations. In addition, as of August 29, 2008, we have entered into seven other license agreements for utilization of various technologies. These agreements generally are for a one year period with annual renewal fees currently ranging from $10,000 to $15,000. In addition, these agreements currently require royalty payments, or may require future royalties for products under development, none of which are expected to have a material adverse effect on our financial condition or results of operations.

Wegener Corporation and Subsidiary

8. Accrued Expenses
Accrued expenses consist of the following:
	August 29,	August 31,
	2008	2007

Vacation	$557,478	$541,503
Payroll and related expenses	354,673	382,690
Royalties	159,115	76,989
Warranty	228,882	534,052
Taxes and insurance	150,318	61,935
Commissions	37,391	104,876
Professional fees	337,408	425,433
Other	46,622	481,744

	$1,871,887	$2,609,222

Accrued Warranty
We warrant our products for a 12 to 14 month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. We expense costs for routine warranty repairs as incurred. Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified. Accrued warranty liabilities amounted to $229,000 at August 29, 2008 and $534,000 at August 31, 2007. For the fiscal year ended August 29, 2008, the accrual was increased by $50,000, reduced by $45,000 for satisfied warranty claims and reduced by $310,000 for previously estimated provisions that were no longer required. For the fiscal year ended August 31, 2007, the accrual was increased by $625,000 and reduced by $426,000 for satisfied warranty claims. Net warranty recoveries amounted to $260,000 in fiscal 2008. Warranty expense amounted to $625,000 in fiscal 2007. For the fiscal year ended September 1, 2006, the accrual was increased by $110,000. Warranty expense recognized during the year ended September 1, 2006, amounted to $110,000.

9. Deferred Revenue
Deferred revenue consists of the unrecognized revenue portion of extended service maintenance contracts and the fair value of revenue related to future performance obligations. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. At August 29, 2008, deferred extended service maintenance revenues were $733,000, and deferred revenues related to future performance obligations were $38,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2009. At August 31, 2007, deferred extended service maintenance revenues were $489,000 and deferred revenues related to future performance obligations were $285,000.

10. Financing Agreements
Revolving Line of Credit and Term Loan Facility
WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas. The loan facility matures on September 30, 2009, or upon demand and requires an annual facility fee of 2% of the maximum credit limit. The loan automatically renews from year to year unless the bank makes demand for repayment prior to maturity; provided, however, absent an event of default, the bank shall give at least 120 days notice of its intention to demand the loan’s repayment or to terminate the loan agreement. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (5.00% at August 29, 2008). The bank retained the right to adjust the interest rate, subject to the financial performance of the Company.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions. Principal advances are payable monthly over 60 months with a balloon payment due at maturity. The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances. In addition, the facility provides for advances in excess of the availability formulas of up to $1,000,000 during the term of the facility. The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation. At August 29, 2008, balances outstanding on the revolving line of credit amounted to $1,883,000. No borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers. At August 29, 2008, no letters of credit were outstanding.

Wegener Corporation and Subsidiary

At August 29, 2008, approximately $3,117,000 was available to borrow under the advance formulas. During fiscal 2008, the average daily balance outstanding was $2,086,000 and the highest outstanding balance was $3,274,000. During fiscal 2009 we expect the average daily balance to increase. At November 21, 2008, the outstanding balance on the line of credit increased to $3,268,000 and our borrowing availability decreased to $559,000.

Under the loan facility, at the end of each fiscal year we are required to maintain a minimum tangible net worth and a minimum fixed charge coverage ratio. In addition, we are required to retain certain executive officers, maintain certain financial ratios, and are precluded from paying dividends. At August 29, 2008 we were in compliance with the covenants. While we are currently in compliance, in the event of a default the bank has the right to demand payment of the loan facility.

At August 29, 2008, we had land and buildings with a cost basis of $4,457,000 (including land held for sale of $354,000). Although land and buildings are subject to a lien under the loan facility, they are not currently used in the existing loan facility’s availability advance formulas and have no mortgage balances outstanding. We are pursuing ways to utilize these assets to support additional overall borrowing capacities either with our existing bank or from other sources. During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Johns Creek, Georgia (See Note 5 to the Consolidated Financial Statements). Proceeds from the sale of the land would be used to pay any balances outstanding on the revolving line of credit.

11. Income Taxes
No income tax expense was recorded for fiscal 2008 due to utilization of net operating loss and alternative minimum tax credit carryforwards. In fiscal 2008, the deferred tax asset decreased $141,000, which was offset by a decrease in the valuation allowance by the same amount. No income tax benefits were recorded in fiscal 2007 and 2006 as the Company incurred net losses of $(753,000) and $(2,883,000), respectively, and the increase in the deferred tax asset was offset by a corresponding increase in the valuation allowance due to the uncertainty as to the realization of the deferred tax asset.

The effective income tax rate differs from the U.S. federal statutory rate as follows:

	Year ended
	August 29,	August 31,	September 1,
	2008	2007	2006
Statutory U.S. income tax rate	(34.0)%	34.0%	34.0%
State taxes, net of federal benefits	(2.1)	2.0	2.0
Valuation allowance	36.0	(36.0)	(36.0)
Non-deductible expenses	(0.8)	(0.4)	(0.2)
Other, net	0.9	0.4	0.2
Effective income tax rate	-%	-%	-%

The effective tax rate for fiscal 2008, 2007 and 2006 reflected the recording of a full valuation allowance against net deferred tax assets, as further discussed below.

Wegener Corporation and Subsidiary

Deferred tax assets and liabilities that arise as a result of temporary differences are as follows:

	August 29, 2008	August 31, 2007
Deferred tax assets (liabilities):
Accounts receivable and inventory reserves	$2,149,000	$2,148,000
Accrued expenses	298,000	409,000
Net operating loss carryforwards	3,570,000	3,644,000
Credit carryforwards	199,000	199,000
AMT credit carryovers	134,000	138,000
Depreciation	118,000	141,000
Capitalized software costs	(463,000)	(472,000)
Other	(127,000)	(188,000)
Deferred tax assets	5,878,000	6,019,000
Valuation allowance	(5,878,000)	(6,019,000)
Net deferred tax asset	$-	$-
Consolidated balance sheet classifications:
Current deferred tax asset	$2,393,000	$2,442,000
Noncurrent deferred tax asset	3,485,000	3,577,000
Valuation allowance	(5,878,000)	(6,019,000)
Net deferred tax asset	$-	$-

SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence was considered in judging the likelihood of realizing tax benefits. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses is one of the most difficult pieces of negative evidence to overcome in the absence of sufficient existing orders and backlog (versus forecasted future orders) supporting a return to profitability. Our assessment in applying SFAS No. 109 indicated that a full valuation allowance for our net deferred tax assets was required as of August 29, 2008 and August 31, 2007. The valuation allowance decreased $141,000 in fiscal 2008. At August 29, 2008, net deferred tax assets of $5,878,000 were fully reserved by a valuation allowance.

At August 29, 2008, we had a federal net operating loss carryforward of $9,604,000, of which $1,604,000 expires in fiscal 2021, $1,296,000 in fiscal 2023, $3,396,000 in fiscal 2024, $1,454,000 in fiscal 2025, $1,755,000 in fiscal 2026 and $99,000 in fiscal 2027. Additionally, we had an alternative minimum tax credit of $134,000 and a state income tax credit of $199,000, expiring in fiscal 2009, all of which were fully offset by the valuation allowance.

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

Wegener Corporation and Subsidiary

12. Share-Based Compensation Plans
1998 Incentive Plan. On February 26, 1998, our stockholders approved the 1998 Incentive Plan (the “1998 Plan”). The effective date of the 1998 Plan is January 1, 1998 and the 1998 Plan had a ten-year term. The 1998 Incentive Plan expired and terminated effective December 31, 2007. The Plan provides for awards of up to an aggregate of 2,000,000 shares of common stock which may be represented by (i) incentive or nonqualified stock options, (ii) stock appreciation rights (tandem and free-standing), (iii) restricted stock, (iv) deferred stock, or (v) performance units entitling the holder, upon satisfaction of certain performance criteria, to awards of common stock or cash. In addition, the 1998 Plan provides for loans and supplemental cash payments to persons participating in the 1998 Plan in connection with awards granted. Eligible participants include officers and other key employees, non-employee directors, consultants and advisors to the Company. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights may not be less than 100% of the fair market value on the date of grant or, in the case of an option granted to a 10% or greater stockholder, not less than 110% of the fair market value on the date of grant. The exercise price for any other option and stock appreciation rights shall be at least 75% of the fair market value on the date of grant. The exercise period for nonqualified stock options may not exceed ten years and one day from the date of the grant, and the expiration period for incentive stock options or stock appreciation rights shall not exceed ten years from the date of the grant (five years for a 10% or greater stockholder). The 1998 Plan contains an automatic option grant program to non-employee members of the Board of Directors. Such members will each be granted an option to purchase 3,000 shares of common stock on the last day of each December on which regular trading occurs on the NASDAQ Stock Market, at an exercise price equal to the fair market value of such stock on the date of grant. Such options will be exercisable during the period of ten years and one day from the date of grant of the option. On December 31, 2007, the five non-employee directors were granted options to purchase an aggregate of 15,000 shares at an exercise price of $0.85. On December 31, 2006, the six non-employee directors were granted options to purchase an aggregate of 18,000 shares at an exercise price of $1.03. During fiscal 2006, an option to purchase 20,000 shares (10,000 shares vesting upon issuance and 10,000 vesting in one year from date of issue) at an exercise price of $1.70 was granted to a new employee. On December 31, 2005, the four non-employee directors were granted options to purchase an aggregate of 12,000 shares at an exercise price of $1.34. Effective as of September 2, 2005, the Board of Directors approved the acceleration of vesting on all remaining unvested out-of-the-money options. Options for 346,000 shares, exercisable at $2.21, became fully vested on September 2, 2005. Of these options, 75% were scheduled to vest over the next three years. The purpose of the vesting acceleration was to reduce the expense that would be associated with these options in accordance with the adoption of SFAS No.123R.

1989 Directors' Incentive Plan. On January 9, 1990, the stockholders approved the Wegener Corporation 1989 Directors' Incentive Plan (“1989 Plan”), permitting certain participating directors of the Company to be eligible to receive incentive awards consisting of common stock of the Company, performance units or stock appreciation rights payable in stock or cash, or nonqualified stock options to purchase such stock, or any combination of the foregoing, together with supplemental cash payments. The aggregate number of shares of common stock that could be awarded under the 1989 plan was 300,000 shares. The exercise price per share for nonqualified stock options or stock appreciation rights could not be less than 85% of fair market value on the date the award is made or not more than nine trading days immediately preceding such date. The expiration period for a nonqualified stock option was ten years and one day from the date of the grant. The expiration period for stock appreciation rights, including any extension, could not exceed ten years from the date of grant. This plan terminated and expired effective December 1, 1999. At August 29, 2008, options for 16,000 shares of common stock remained outstanding under the 1989 Directors’ Incentive Plan.

A summary of stock option transactions for the above plans follows:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at
September 2, 2005	1,313,531	$.63 – 2.72	$1.58
Granted	32,000	1.34 – 1.70	1.57
Forfeited or cancelled	(63,000)	.84 – 5.63	2.01
Outstanding at
September 1, 2006	1,282,531	$.63 – 2.72	$1.56
Granted	18,000	1.03	1.03
Exercised	(68,000)	.84	.84
Forfeited or cancelled	(261,000)	.84 – 2.39	1.75
Outstanding at
August 31, 2007	971,531	$.63 – 2.72	$1.55
Granted	15,000.85		.85
Forfeited or cancelled	(58,000)	1.41 – 2.21	1.45
Outstanding at August 29, 2008	928,531	$.63 – 2.72	$1.55
Available for issue at August 29, 2008	-	-	-
Options exercisable at:
August 29, 2008	928,531	$.63 – 2.72	$1.55
August 31, 2007	971,531	$.63 – 2.72	$1.55

The weighted average remaining contractual life of options outstanding and exercisable at August 29, 2008, was 3.4 years. There was no intrinsic value of the options outstanding and exercisable at August 29, 2008. The weighted average grant-date fair value of options granted during fiscal years 2008, 2007 and 2006, was $0.51, $1.03 and $1.07, respectively.

Wegener Corporation and Subsidiary

13. Employee Benefit Plans
WCI has a 401(k) Profit Sharing Plan and Trust covering substantially all employees. Amounts to be contributed to the plan each year are subject to the approval of the Board of Directors. No profit sharing contributions were declared for fiscal years 2008, 2007 and 2006.

Eligible WCI employees are permitted to make contributions, up to certain regulatory limits, to the plan on a tax deferred basis under Section 401(k) of the Internal Revenue Code. The plan provides for a minimum Company matching contribution on a quarterly basis at the rate of 25% of employee contributions with a quarterly discretionary match. During fiscal years 2008, 2007 and 2006, an additional discretionary matching contribution of 25% of employee contributions was made for all quarters. All matching contributions are in the form of Company stock or cash at the discretion of the Board of Directors. During fiscal 2008, 2007 and 2006, all matching contributions in the amount of $298,000, $288,000 and $258,000, respectively, were in the form of cash.

14. Segment Information and Concentrations
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

In this single operating segment we have three sources of revenues as follows:
	Year ended
	August 29, 2008	August 31, 2007	September 1, 2006
Direct Broadcast Satellite	$20,920,764	$20,821,987	$19,681,011
Analog and Custom Products	29,335	129,529	129,218
Service	544,394	594,513	577,554
Revenues, net	$21,494,493	$21,546,029	$20,387,783

Concentrations of products representing 10% or more of the year’s revenues are as follows:

	Year ended
Products	August 29, 2008	August 31, 2007	September 1, 2006
iPump media servers	14.1%	32.0%	(a)
Professional and broadcast receivers	27.4%	20.6%	12.0%
SMD 515 set top boxes	12.8%	(a)	(a)
Audio broadcast receivers	10.0%	(a)	17.5%
Nielsen encoders	(a)	(a)	10.7%

(a) Revenues for the year were less than 10% of total revenues.

Products representing 10% or more of annual revenues are subject to fluctuations from year to year as new products and technologies are introduced, new product features and enhancements are added, and as customers upgrade or expand their network operations. Fiscal 2008 and 2007 product mix featured new iPump® products for broadcast radio customers adopting store and forward technologies in their network upgrades and a new customer for a digital signage network. The Unity® 4600 and 4650 products benefited from a new cable network and expansion of high definition television distribution by cable headends. A new Unity® 201 audio broadcast receiver for business music applications was developed during fiscal 2007 and began shipping in the first quarter of fiscal 2008.

Wegener Corporation and Subsidiary

Revenues by geographic areas are as follows:

	Year ended
	August 29, 2008	August 31, 2007	September 1, 2006
Geographic Area
United States	$17,808,780	$16,257,878	$16,992,280
Canada	359,881	258,889	163,754
Europe	952,965	1,739,715	3,082,301
Latin America and Mexico	2,288,407	3,272,959	102,183
Other	84,460	16,588	47,265
Revenues, net	$21,494,493	$21,546,029	$20,387,783

Revenues attributed to geographic areas are based on the location of the customer. All of our assets are located in the United States.

We sell to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network and data communications industries. Customers representing 10% or more of the fiscal year’s revenues are as follows:

	Year ended
	August 29, 2008	August 31, 2007	September 1, 2006
Customer 1	14.4%	(a)	(a)
Customer 2	13.3%	10.3%	(a)
Customer 3	12.1%	(a)	(a)
Customer 4	(a)	15.4%	(a)
Customer 5	(a)	14.2%	(a)
Customer 6	(a)	(a)	21.8%
Customer 7	(a)	(a)	10.7%
Customer 8	(a)	(a)	10.5%

(a) Revenues for the year were less than 10% of total revenues.

Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2009 and beyond. Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, future revenue levels may fluctuate from quarter to quarter.

At August 29, 2008, two customers accounted for approximately 12.3% and 11.9%, respectively, of our accounts receivable, while at August 31, 2007, one customer accounted for 40.6% of our accounts receivable. When deemed appropriate, we use letters of credit and credit insurance to mitigate the credit risk associated with foreign sales.

During fiscal years 2008 and 2007, we used offshore manufacturers for a significant amount of our finished goods or component inventories. Three offshore manufacturers accounted for approximately 52%, 21% and 3% of inventory purchases in fiscal 2008, respectively, and two offshore manufacturers accounted for approximately 41% and 23% in fiscal 2007, respectively. They have facilities located in Taiwan and the Peoples Republic of China. If these suppliers are unable to meet the Company’s needs, losses of potential customers could result, which could adversely affect operating results.

15. Commitments and Contingencies
Purchase Commitments
We have two manufacturing and purchasing agreements for certain finished goods inventories. At August 29, 2008, outstanding purchase commitments under these agreements amounted to $1,856,000. At August 29, 2008, we had no letters of credit outstanding.

Wegener Corporation and Subsidiary

Operating Leases
We lease certain office and manufacturing facilities, vehicles and equipment under long-term noncancelable operating leases that expire through fiscal 2009. Approximate future minimum lease commitments are as follows: 2009-$166,000; 2010-$18,000; 2011-$7,000. Rent expense under all leases was approximately $195,000, $210,000 and $213,000 for fiscal years 2008, 2007 and 2006, respectively.

Indemnification Obligations
We are obligated to indemnify our officers and the members of our Board of Directors pursuant to our bylaws and contractual indemnity agreements. We routinely sell products with limited intellectual property indemnification included in the terms of sale or in certain contractual arrangements. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorneys’ fees). Certain requests for indemnification have been received by us pursuant to these arrangements (see Part I, Item 3. Legal Proceedings for further discussion).

16. Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth		Year
Fiscal 2008
Revenues, net	$5,025,929	$6,666,420	$4,392,919	$5,409,225		$21,494,493
Gross profit	2,063,190	2,541,054	1,598,851	2,194,517		8,397,612
Operating income (loss)	(9,364)	366,284	(735,646)	918,433 (a	)	539,707 (a)
Net earnings (loss)	(50,507)	336,325	(775,124)	872,589 (a	)	383,283 (a)
Net earnings (loss) per share
Basic	(.00)	.03	(.06)	.07		.03
Diluted	(.00)	.03	(.06)	.07		.03

Fiscal 2007
Revenues, net	$4,783,477	$4,770,665	$6,247,080	$5,744,807		$21,546,029
Gross profit	1,177,975	1,949,115	2,271,944	2,184,351		7,583,385
Operating (loss) income	(941,506)	(162,163)	290,122	200,726		(612,821)
Net (loss) earnings	(961,950)	(183,274)	250,702	141,760		(752,762)
Net (loss) earnings per share
Basic	(.08)	(.01)	.02	.01		(.06)
Diluted	(.08)	(.01)	.02	.01		(.06)

(a) Includes gain on sale of patents of $894,127

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Not applicable

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has evaluated, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (August 29, 2008). Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified  in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Wegener Corporation and Subsidiary

Report of Management on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f).

The Company’s management assessed the effectiveness of its internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, using the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of August 29, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information contained in the Proxy Statement pertaining to the 2009 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated herein by reference in partial response to this item. See also Item 1. “Business - Executive Officers of the Registrant” on page 11 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

Information contained in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained in the Proxy Statement is incorporated herein by reference in response to this item. See also Item 5, “MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES-Equity Compensation Plan Information” on page 16 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information contained in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information contained in the Proxy Statement is incorporated herein by reference in response to this item.

Wegener Corporation and Subsidiary

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  (1) The following consolidated financial statements of Wegener Corporation and subsidiary and the related Report of Independent Registered Public Accounting Firm thereon are filed as part of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets – August 29, 2008 and August 31, 2007.

Consolidated Statements of Operations - Years ended August 29, 2008, August 31, 2007 and September 1, 2006.

Consolidated Statements of Shareholders' Equity - Years ended August 29, 2008, August 31, 2007 and September 1, 2006.

Consolidated Statements of Cash Flows - Years ended August 29, 2008, August 31, 2007 and September 1, 2006.

Notes to Consolidated Financial Statements.

Separate financial statements of the Registrant have been omitted because the Registrant is primarily a holding company and all subsidiary included in the consolidated financial statements are wholly-owned.

(a)	(2)	The following consolidated financial statements schedule for Wegener Corporation and subsidiary is included herein:

Schedule II-Valuation and Qualifying Accounts Years ended August 29, 2008, August 31, 2007 and September 1, 2006.

(a)	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index below.

(b)  See Part IV, Item 15(a) (3).

(c)  See Part IV, item 15(a) (2).

Wegener Corporation and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Wegener Corporation
Johns Creek, Georgia

The audits referred to in our report dated November 26, 2008, relating to the consolidated financial statements of Wegener Corporation and subsidiary, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Atlanta, Georgia	BDO Seidman, LLP
November 26, 2008

Wegener Corporation and Subsidiary

SCHEDULE II
WEGENER CORPORATION AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for doubtful accounts receivable:

Year ended August 29, 2008	$251,316	$-	$(21,083)	$-	$230,233

Year ended August 31, 2007	$301,012	$(50,000)	$-	$304	$251,316

Year ended September 1, 2006	$371,053	$(25,000)	$(46,436)	$1,395	$301,012

Inventory Reserves:

Year ended August 29, 2008	$4,092,313	$-	$(22,008)	$-	$4,070,305

Year ended August 31, 2007	$3,842,313	$250,000	$-	$-	$4,092,313

Year ended September 1, 2006	$3,492,313	$350,000	$-	$-	$3,842,313

Wegener Corporation and Subsidiary

EXHIBIT INDEX

The following documents are filed as exhibits to this report. An asterisk (*) identifies exhibits filed herewith. Exhibits which are not required for this report are omitted. Exhibits 10.3 through 10.6, 10.8, 10.10 and 10.11 identify management contracts or compensatory plans.

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

Wegener Corporation and Subsidiary

Exhibit No.		Description of Exhibit
4.2.9	*
Loan and Security Agreement – Tenth Amendment dated September 8, 2008, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $5,000,000 combined revolving credit note and term note.

4.3		Stockholder Rights Agreement. (3)

4.3.1		Amendment No. 1, dated as of September 29, 2006, to the Company's Stockholder Rights Agreement. (4)

10.1		License Agreement, Distributorship and Supply Agreement, and Purchase Pooling and Warehouse Agreement dated May 28, 1994, by and between Wegener Communications, Inc. and Cross Technologies, Inc. (11)

10.2		Wegener Communications, Inc. 401(k) Profit Sharing Plan and Trust dated January 1, 1982, amended and restated as of January 1, 1984. (12)

10.3		1989 Directors' Incentive Plan. (13)

10.3.1		Amendment to 1989 Directors’ Incentive Plan effective February 1, 1995. (14)

10.4		1998 Incentive Plan. (15)

10.5		Form of Agreement between Wegener Corporation and Robert A. Placek, Ned L. Mountain, and C. Troy Woodbury, Jr. respecting severance payments in the event of a change of control. (16)

10.6		Director Compensation Plan for 2004. (17)

10.7		Agreement, dated September 29, 2006, by and among Wegener Corporation, Henry Partners, L.P., Matthew Partners, L.P., Henry Investment Trust, L.P., and David W. Wright. (4)

10.8	*	Executive Compensation for the fiscal year ended August 29, 2008.

10.9		Patent Purchase Agreement effective as of May 22, 2008, by and between Wegener Communications, Inc. and EPAX Consulting Limited Liability Company.(22)

10.10	*	Amendments to Agreement between Wegener Corporation and Ned L. Mountain, and C. Troy Woodbury, Jr., respectively, respecting severance payments in the event of a change of control.

10.11	*	Agreement between Wegener Corporation and Robert A. Placek respecting payments in the event of termination of employment.

14.1		Wegener Corporation Code of Business Conduct and Ethics. (18)

21.1		Subsidiary of the Registrant. (17)

23.1	*	Consent of BDO Seidman, LLP.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Wegener Corporation and Subsidiary

Exhibit No.		Description of Exhibit
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 1989, as filed with the Commission on November 30, 1989.+
(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997, as filed with the Commission on June 30, 1997.+
(3)	Incorporated by reference to the Company's Current Report on Form 8-K, dated May 1, 2003, as filed with the Commission on May 6, 2003.+
(4)	Incorporated by reference to the Company's Current Report on Form 8-K, dated September 29, 2006, as filed with the Commission on October 3, 2006.+
(5)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 1996, as filed with the Commission on November 27, 1996.+
(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 1998, as filed with the Commission on November 10, 1998.+
(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 2, 2001, as filed with the Commission on April 16, 2001.+
(8)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2002, as filed with the Commission on Jun e 28, 2002.+
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 2003, as filed with the Commission on July 9, 2003.+
(10)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 28, 2004, as filed with the Commission on July 12, 2004.+
(11)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 2, 1994, as filed with the Commission on December 16, 1994.+
(12)	Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended September 2, 2005, as filed with the Commission on January 10, 2006.+
(13)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, as filed with the Commission on November 29, 1990.+
(14)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 1995, as filed with the Commission on December 14, 1995.+
(15)	Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-51205), as filed with the Commission on April 28, 1998.
(16)	Incorporated by reference to the Company's Schedule 14D-9, as filed with the Commission on May 6, 2003.+
(17)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 3, 2004, as filed with the Commission on December 2, 2004.+
(18)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2003, as filed with the Commission on November 26, 2003.+
(19)	Incorporated by reference to the Company's Current Report on Form 8-K, dated May 17, 2006, as filed with the Commission on May 22, 2006.+
(20)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 2006, as filed with the Commission on November 30, 2006.+
(21)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 1, 2007, as filed with the Commission on July 16, 2007.+
(22)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 2008, as filed with the Commission on July 10, 2008.+
+	SEC file No. 0-11003

Wegener Corporation and Subsidiary

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEGENER CORPORATION
Date: November 26, 2008	By	/s/ Robert A. Placek
Robert A. Placek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of November 2008.

Signature	Title

/s/ Robert A. Placek	President, Chief Executive Officer and Chairman of the Board,
Robert A. Placek	Director (Principal Executive Officer)

/s/ C. Troy Woodbury, Jr.	Treasurer and Chief Financial Officer, Director
C. Troy Woodbury, Jr.	(Principal Financial and Accounting Officer)

/s/ Ned L. Mountain	President and Chief Operating Officer of WCI, Director
Ned L. Mountain

/s/ Phylis Eagle-Oldson	Director
Phylis Eagle-Oldson

/s/ Thomas G. Elliot	Director
Thomas G. Elliot

/s/ Jeffrey J. Haas	Director
Jeffrey J. Haas

/s/ Stephen J. Lococo	Director
Stephen J. Lococo

/s/ David W. Wright	Director
David W. Wright

Wegener Corporation and Subsidiary

DIRECTORS
Robert A. Placek
Chairman of the Board,
President and Chief
Executive Officer
Wegener Corporation and
Chairman and Chief Executive
Officer Wegener
Communications, Inc.

Phylis Eagle-Oldson
President and Chief Executive
Officer of Emma L. Bowen
Foundation

Thomas G. Elliot
Principal
TGE & Associates

Jeffrey J. Haas
Professor of Law
New York Law School

Stephen J. Lococo
President and Portfolio
Manager of Footprints Asset
Management & Research

Ned L. Mountain
President and Chief Operating
Officer
Wegener Communications, Inc.

C. Troy Woodbury, Jr.
Treasurer and Chief
Financial Officer
Wegener Corporation

David W. Wright
President
Henry Investment Trust, L.P.

OFFICERS
Robert A. Placek
Chairman of the Board,
President and Chief
Executive Officer

Ned L. Mountain
President and Chief Operating Officer
Wegener Communications, Inc.

C. Troy Woodbury, Jr.
Treasurer and Chief
Financial Officer

INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
BDO Seidman, LLP
1100 Peachtree Street
Suite 700
Atlanta, Georgia 30309-4516

TRANSFER AGENT
Securities Transfer Corporation
2591 Dallas Parkway
Suite 102
Frisco, Texas 75034

CORPORATE
HEADQUARTERS
11350 Technology Circle
Johns Creek /Atlanta, Georgia 30097-1502

ANNUAL MEETING
The annual meeting of stockholders will be held on January 20, 2009 at 7:00 p.m. at the Corporate Headquarters.

COMMON STOCK NASDAQ
NASDAQ Stock Market Symbol: WGNR

FORM 10-K REPORT
Wegener Corporation's Annual Report on Form 10-K, filed with the Securities and Exchange Commission, is available free of charge by written request to:

Elaine Miller, Secretary
Investor Relations
Wegener Corporation
11350 Technology Circle
Johns Creek, Georgia
30097-1502

WEB SITE
HTTP://WWW.WEGENER.COM

QUARTERLY COMMON
STOCK PRICES
The Company’s common stock is traded on the NASDAQ Stock Market. The quarterly ranges of high and low sale prices for fiscal 2008 and 2007 were as follows:

	High	Low
Fiscal Year Ending August 29, 2008
First Quarter	$1.22	$.83
Second Quarter	1.01	.76
Third Quarter	1.49	.74
Fourth Quarter	1.22	.58

Fiscal Year Ending August 31, 2007
First Quarter	$1.85	$1.17
Second Quarter	1.57	1.15
Third Quarter	1.74	1.25
Fourth Quarter	1.60	.76

The Company had approximately 343* shareholders of record at November 3, 2008. The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.
*(This number does not reflect beneficial ownership of shares held in nominee names).