Form 10-Q
period 2008-11-28
WEGENER CORP
filed 2009-01-12
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2008

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	12,647,051 Shares
Class	Outstanding at December 29, 2008

WEGENER CORPORATION AND SUBSIDIARIES
Form 10-Q For the Quarter Ended November 28, 2008

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of November 28, 2008; the consolidated statements of shareholders' equity as of November 28, 2008 and November 30, 2007; the consolidated statements of operations for the three months ended November 28, 2008 and November 30, 2007; and the consolidated statements of cash flows for the three months ended November 28, 2008 and November 30, 2007 have been prepared without audit. The consolidated balance sheet as of August 29, 2008 has been audited by independent registered public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2008, File No. 0-11003.

In the opinion of management of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	November 28, 2008	November 30, 2007

Revenues, net	$2,322,778		$5,025,929

Operating costs and expenses
Cost of products sold	1,698,415		2,962,739
Selling, general, and administrative	1,169,682		1,263,517
Research and development	608,621		809,037

Operating costs and expenses	3,476,718		5,035,293

Operating loss	(1,153,940)		(9,364)
Interest expense	(38,928)		(41,706)
Other income	129		563

Net loss	$(1,192,739)		$(50,507)

Net loss per share:
Basic	$(.09)	$	*
Diluted	$(.09)	$	*

Shares used in per share calculation
Basic	12,647,051		12,647,051
Diluted	12,647,051		12,647,051

* Less than $ (0.01) per share

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 28, 2008 (Unaudited)	August 29, 2008
Assets

Current assets
Cash	$9,945	$8,023
Accounts receivable, net	1,906,018	2,963,060
Inventories, net	6,396,784	6,295,476
Other	212,503	211,832

Total current assets	8,525,250	9,478,391

Property and equipment, net	1,617,863	1,709,250
Capitalized software costs, net	1,221,099	1,217,585
Other assets	420,126	454,050
Land held for sale	353,712	353,712

Total assets	$12,138,050	$13,212,988

Liabilities and Shareholders’ Equity

Current liabilities
Bank line of credit	$3,314,405	$1,883,243
Accounts payable	1,295,847	1,971,379
Accrued expenses	1,538,934	1,871,887
Deferred revenue	545,050	771,521
Customer deposits	1,849,162	1,927,567

Total current liabilities	8,543,398	8,425,597

Commitments and contingencies

Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 12,647,051 shares issued and outstanding	126,471	126,471
Additional paid-in capital	20,006,702	20,006,702
Deficit	(16,538,521)	(15,345,782)

Total shareholders’ equity	3,594,652	4,787,391

Total liabilities and shareholders’ equity	$12,138,050	$13,212,988

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in
	Shares	Amount	Capital	Deficit

Balance at August 31, 2007	12,647,051	$126,471	$19,999,022	$(15,729,065)
Net loss for the three months	-	-	-	(50,507)

BALANCE at November 30, 2007	12,647,051	$126,471	$19,999,022	$(15,779,572)

Balance at August 29, 2008	12,647,051	$126,471	$20,006,702	$(15,345,782)
Net loss for the three months	-	-	-	(1,192,739)

BALANCE at November 28, 2008	12,647,051	$126,471	$20,006,702	$(16,538,521)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	November 28, 2008	November 30, 2007

Cash flows from operating activities
Net loss	$(1,192,739)	$(50,507)
Adjustments to reconcile net loss to cash (used for) provided by operating activities
Depreciation and amortization	382,138	465,276
Provision for inventory reserves	15,000	-
Provision for bad debts	-	15,000
Changes in assets and liabilities
Accounts receivable	1,057,042	1,402,580
Inventories	(116,308)	(814,225)
Other assets	(671)	23,743
Accounts payable	(675,531)	1,068,929
Accrued expenses	(332,953)	(480,018)
Deferred revenue	(226,471)	(123,514)
Customer deposits	(78,405)	(55,529)

Net cash (used for) provided by operating activities	(1,168,898)	1,451,735

Cash flows from investment activities
Property and equipment expenditures	-	(36,014)
Capitalized software additions	(254,150)	(193,125)
License agreement, patent, and trademark expenditures	(6,192)	(466)

Net cash used for investing activities	(260,342)	(229,605)

Cash flows from financing activities
Net change in borrowings under revolving line of credit	1,431,162	(1,220,045)

Net cash provided by (used for) financing activities	1,431,162	(1,220,045)

Increase in cash	1,922	2,085
Cash, beginning of period	8,023	6,728

Cash, end of period	$9,945	$8,813

Supplemental disclosure of cash flow information:
Cash paid for Interest	$38,928	$41,706

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note  1  Going Concern

At November 28, 2008, our net inventory balances were $6,397,000 compared to $6,295,000 at August 29, 2008, and $3,380,000 at August 31, 2007.  The increase in inventories during fiscal 2008 was primarily due to our new product introductions of the iPump® 562 Enterprise Media Server, the Unity® 552 receiver and the Encompass-LE2 audio receiver. In addition, inventory levels were increased for the iPump® 6400 Media Server and Nielsen Media Research products. At November 28, 2008, outstanding inventory purchase commitments amounted to $1,879,000.  These inventory purchases and purchase commitments were made based on existing orders and expected future bookings.

 Our fiscal 2009 bookings to date, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures, foreign exchange rate fluctuations, particularly with the Mexican peso, and general adverse economic and credit conditions.  WCI’s backlog scheduled to ship within eighteen months was approximately $8.1 million at November 28, 2008, compared to $8.5 million at August 29, 2008, and $9.9 million at November 30, 2007.  The total multi-year backlog at November 28, 2008, was approximately $12.5 million, compared to $13.3 million at August 29, 2008 and $16.5 million at November 30, 2007.  Approximately $6,113,000 of the November 28, 2008 backlog is scheduled to ship during the remainder of fiscal 2009.

Subsequent to November 28, 2008, our bank notified WCI of its intent not to renew our loan facility upon maturity (see Note 9 to the Consolidated Financial Statements).  In addition, significant fiscal 2009 shippable bookings are currently required to meet our financial projections in the second quarter of fiscal 2009 and for each subsequent quarter.  Bookings and revenues to date have been insufficient to provide adequate levels of cash flow from operations or adequate levels of collateral to support required borrowings during fiscal 2009.    As a result, we need to raise additional capital or obtain additional credit facilities during fiscal 2009 to continue as a going concern and to execute our business plan. Although we are in discussions with potential financing sources, there is no assurance that such financing will be available or, if available, that we will be able to complete financing on satisfactory terms.  Our ability to continue as a going concern will depend upon our ability to obtain additional capital or financing in the very short term and subsequently to increase our bookings and revenues in the longer term to attain profitable operations.  During the fourth quarter of fiscal 2008 and first quarter of fiscal 2009, we made reductions in headcount to bring the current number of employees to 84, and reduced engineering consulting and other overhead expenses. Beginning in January 2009, we will reduce Company-wide paid working hours by approximately 10%.   Should adequate capital or financing not be available, and should increased revenues not materialize, we are committed to further reducing operating costs to bring them in line with reduced revenue levels.  No assurances can be given that operating costs can be sufficiently reduced to allow us to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.  The audit report relating to the consolidated financial statements for the year ended August 29, 2008, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Note 2 Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended August 29, 2008.

On August 30, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157.  FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2010. The adoption of SFAS 157 had no impact on our financial statements at August 30, 2008.

Revenue Recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” SAB No. 101, “Revenue Recognition in Financial Statements.”  Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations.  Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue.  At November 28, 2008, deferred extended service maintenance revenues were $524,000 and deferred revenues related to future performance obligations were $21,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2009 and into fiscal 2010.

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by the buyer, and no additional performance obligations by the Company exist.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  For the three months ended November 28, 2008, revenues in the amount of $96,000 were recorded as bill and hold transactions.

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

Share-Based Compensation

We account for share-based payments to employees, including grants of employee stock options, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R).  SFAS 123R requires that these awards be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). For the three months ended November 28, 2008 and November 30, 2007, there was no stock-based compensation expense. No options were granted during the three months ended November 28, 2008.

The following table summarizes stock option transactions for the three months ended November 28, 2008:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at August 29, 2008	928,531	$.63 – 2.72	$1.55
Forfeited or cancelled	(10,000)	1.41 – 1.41	1.41
Outstanding at November 28, 2008	918,531	$.63 – 2.72	$1.55
Available for issue at November 28, 2008	-	-	-
Options exercisable at
November 28, 2008	918,531	$.63 – 2.72	$1.55
August 29, 2008	928,531	$.63 – 2.72	$1.55

The key terms of the stock options granted under our incentive plans are included in the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2008.

Bank Overdrafts

Bank overdrafts consist of outstanding checks that have not cleared our bank.  Overdrafts are offset against cash balances to the extent that cash balances are available in the account on which the checks are issued.  Remaining balances of overdrafts are included in our accounts payable balances.  At November 28, 2008, outstanding checks in the amount of $479,000 were included in accounts payable balances.

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

Fiscal Year

We use a fifty-two, fifty-three week year.  The fiscal year ends on the Friday closest to August 31.  Fiscal years 2009 and 2008 contain fifty-two weeks.

Note 3 Accounts Receivable

Accounts receivable are summarized as follows:

	November 28, 2008	August 29, 2008
	(Unaudited)

Accounts receivable – trade	$1,984,801	$3,090,272
Other receivables	78,389	103,021
	2,063,190	3,193,293

Less allowance for doubtful accounts	(157,172)	(230,233)

Accounts receivable, net	$1,906,018	$2,963,060

Note 4 Inventories

Inventories are summarized as follows:

	November 28, 2008	August 29, 2008
	(Unaudited)

Raw material	$5,341,416	$5,312,531
Work-in-process	1,176,726	1,301,753
Finished goods	3,952,998	3,751,497
	10,471,140	10,365,781
Less inventory reserves	(4,074,356)	(4,070,305)

Inventories, net	$6,396,784	$6,295,476

Our inventory reserve of approximately $4,074,000 at November 28, 2008 is to provide for items that are potentially slow moving, excess or obsolete.  During the first three months of fiscal 2009, inventory reserves were reduced by write-offs of approximately $11,000 and increased by provisions of $15,000. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices.  No estimate can be made of a range of amounts of loss from obsolescence that is reasonably possible should our sales efforts not be successful.

Note 5 Land Held for Sale

During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Johns Creek, Georgia.  The Company evaluated the criteria of SFAS No. 144 (as amended), “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), and concluded that these assets qualified as assets held for sale.  In accordance with SFAS No. 144, the land was reclassified to land held for sale at its historic carrying value of $354,000 (lower of carrying amount or fair value less costs to sell) in the consolidated balance sheet as of November 28, 2008.  The land was acquired in August 1989 and no impairment charges were recorded related to the reclassification.  On November 26, 2008, we executed a contract to sell the land for approximately $840,000, less applicable commissions and closing costs. The contract is subject to various contingencies, including a rezoning of the property, which could require up to one year to complete. No assurances may be given that the sale will be consummated.

Note 6 Other Assets

Other assets consist of the following:

	November 28, 2008 (unaudited)
	Cost	Accumulated Amortization	Net
License agreements	$958,800	$(932,384)	$26,416
Patents and patent applications	342,519	(51,835)	290,684
Trademarks	82,820	(45,016)	37,804
Loan facility fees	100,000	(41,667)	58,333
Other	6,889	-	6,889
	$1,491,028	$(1,070,902)	$420,126

	August 29, 2008
	Cost	Accumulated Amortization	Net
License agreements	$958,800	$(925,384)	$33,416
Patents and patent applications	336,328	(47,725)	288,603
Trademarks	82,820	(41,011)	41,809
Loan facility fees	100,000	(16,667)	83,333
Other	6,889	-	6,889
	$1,484,837	$(1,030,787)	$454,050

Amortization expense of other assets for the three months ended November 28, 2008 amounted to $40,000.  Amortization expense of other assets for the three months ended November 30, 2007 amounted to $71,000.

We conduct an ongoing review of our intellectual property rights and potential trademarks.  As of November 28, 2008, we have cumulatively incurred $243,000 of legal fees related to the filing of applications for various patents and $1,000 related to the filing of trademark applications.  Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life or their estimated useful lives.  If it becomes more likely than not that the patent application will not be granted, we will write-off the deferred cost at that time.  At November 28, 2008, the cost of registered patents and trademarks amounted to $99,000 and $82,000, respectively.  Patents and trademarks are amortized over their estimated useful life of four to ten years.  License agreements are amortized over their estimated useful life of one to five years.  Loan facility fees are amortized over twelve months.

Note 7 Accrued Expenses

Accrued expenses consist of the following:

	November 28, 2008	August 29, 2008
	(Unaudited)

Vacation	$579,446	$557,478
Payroll and related expenses	196,880	354,673
Royalties	102,391	159,115
Warranty	228,882	228,882
Taxes and insurance	88,173	150,318
Commissions	37,391	37,391
Professional fees	284,098	337,408
Other	21,673	46,622

	$1,538,934	$1,871,887

Accrued Warranty

We warrant our products for a 12 to 14 month period beginning at the date of shipment.  The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer.  We expense costs for routine warranty repairs as incurred.  Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified.  Accrued warranty liabilities amounted to $229,000 at November 28, 2008 and at August 29, 2008.  For the three months ended November 28, 2008, no additional warranty provisions were made and no amounts for satisfied warranty claims were charged to the accrual.

Note 8 Deferred Revenue

Deferred revenue consists of the unrecognized revenue portion of extended service maintenance contracts and estimates of revenue related to future performance obligations. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year.  At November 28, 2008, deferred extended service maintenance revenues were $524,000 and deferred revenues related to future performance obligations were $21,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2009 and into fiscal 2010.

Note 9 Finance Arrangements

Revolving Line of Credit and Term Loan Facility

WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas.  The loan facility matures on September 30, 2009, or upon demand, and requires an annual facility fee of 2% of the maximum credit limit.  The loan facility consists of a term loan and a revolving line of credit bearing interest at the bank’s prime rate (4.0% at November 28, 2008).  The bank retained the right to adjust the interest rate, subject to the financial performance of the Company.  Subsequent to November 28, 2008, the bank notified WCI of its intent not to renew the loan facility upon maturity.  Although we are in discussions with potential financing sources, there is no assurance that such financing will be available or, if available, that we will be able to complete financing on satisfactory terms.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions.  Principal advances are payable monthly over 60 months with a balloon payment due at maturity.  The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances.  In addition, the facility provides for advances in excess of the availability formulas of up to $1,000,000 during the term of the facility.  The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.  At November 28, 2008, balances outstanding on the revolving line of credit amounted to $3,314,000 and no borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers. At November 28, 2008, no letters of credit were outstanding.

At November 28, 2008, approximately $462,000 was available to borrow under the advance formulas.  During the first quarter of fiscal 2009, the average daily balance outstanding was $3,262,000 and the highest outstanding balance was $3,694,000.

Under the loan facility, at the end of fiscal 2009 we are required to maintain a minimum tangible net worth and a minimum fixed charge coverage ratio.  In addition, we are required to retain certain executive officers, maintain certain financial ratios, and are precluded from paying dividends.

At November 28, 2008, we had land and buildings with a cost basis of $4,457,000 (including land held for sale of $354,000).  Although land and buildings are subject to a lien under the loan facility, they are not currently used in the existing loan facility’s availability advance formulas and have no mortgage balances outstanding.  We are pursuing ways to utilize these assets to support additional overall borrowing capacities.  During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Johns Creek, Georgia (see note 5 to the consolidated financial statements).  On November 26, 2008, we executed a contract to sell the land for approximately $840,000, less applicable commissions and closing costs. The contract is subject to various contingencies, including a rezoning of the property, which could require up to one year to complete. No assurances may be given that the sale will be consummated. Proceeds from the sale of the land would be used to reduce any balances outstanding on the revolving line of credit.

Note 10 Income Taxes

For the three months ended November 28, 2008, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance.  The valuation allowance increased $430,000 in the first quarter of fiscal 2009.  At November 28, 2008, net deferred tax assets of $6,308,000 were fully reserved by a valuation allowance.

At November 28, 2008, we had a federal net operating loss carryforward of approximately $10,815,000, which expires beginning fiscal 2020 through fiscal 2028.  Additionally, we had an alternative minimum tax credit of $134,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), as of September 1, 2007, the first day of the first quarter of fiscal 2008.  The adoption of FIN 48 had no impact on our financial position or results of operations for fiscal 2008.  We are subject to U.S. federal income tax as well as income tax of numerous state jurisdictions. We are subject to U.S. federal tax examinations by tax authorities for fiscal years 2005 through 2008. Income tax examinations that we may be subject to from the various state taxing authorities vary by jurisdiction. Our policy under FIN 48 for penalties and interest is to include such amounts, if any, in income tax expense.

Note 11 Earnings Per Share

The following table presents required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net (loss) earnings per share computations.  The calculation of earnings per share is subject to rounding differences.

	Three months ended (unaudited)
	November 28, 2008			November 30, 2007
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net loss	$(1,192,739)			$(50,507)

Basic loss per share:
Net loss available to common shareholders	$(1,192,739)	12,647,051	$(.09)	$(50,507)	12,647,051	$	*

Effect of dilutive potential common shares:
Stock options	-	-		-	-

Diluted loss per share:
Net loss available to common shareholders	$(1,192,739)	12,647,051	$(.09)	$(50,507)	12,647,051	$	*

* Less than $(0.01) per share

Stock options which were excluded from the diluted net (loss) earnings per share calculation due to their antidilutive effect are as follows:

	Three months ended
	November 28, 2008	November 30, 2007
Common stock options:
Number of shares	918,531	962,531
Range of exercise prices	$.63 to $2.72	$.63 to $2.72

Note 12 Segment Information and Concentrations

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we operate within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment we have three sources of revenues as follows:

	Three months ended
	November 28, 2008	November 30, 2007
Product Line
Direct Broadcast Satellite	$2,118,780	$4,850,211
Telecom and Custom Products	9,461	11,673
Service	194,537	164,045

Revenues, net	$2,322,778	$5,025,929

Concentrations of products representing 10% or more of the respective periods’ revenues are as follows:

	Three months ended
	November 28, 2008	November 30, 2007

Product
Unity 201 audio receiver	23.2%	(a)
Network Control	14.6%	(a)
iPump Media Server	(a)	11.7%
Unity 4600 and 4650	11.8%	35.7%

(a) Revenues for the period were less than 10% of total revenues.

Products representing 10% or more of annual revenues are subject to fluctuations from quarter to quarter as new products and technologies are introduced, new product features and enhancements are added, and as customers upgrade or expand their network operations.

Revenues by geographic area are as follows:

	Three months ended
	November 28, 2008	November 30, 2007

Geographic Area
United States	$2,217,800	$3,848,686
Latin America	93,109	826,996
Canada	9,882	267,521
Europe	1,654	57,680
Other	333	25,046

Revenues, net	$2,322,778	$5,025,929

Customers representing 10% or more of the respective periods’ revenues are as follows:

	Three months ended
	November 28, 2008	November 30, 2007
Customer 1	23.1%	(a)
Customer 2	17.0%	(a)
Customer 3	13.5%	19.6%
Customer 4	(a)	19.2%
Customer 5	(a)	13.8%

(a) Revenues for the period were less than 10% of total revenues.

Note 13 Commitments

We have three manufacturing and purchasing agreements for certain finished goods inventories. At November 28, 2008, outstanding purchase commitments under these agreements amounted to $1,879,000.

Note 14 Guarantees and Indemnifications

Letters of Credit

We provide standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements.  At November 28, 2008, we had no letters of credit outstanding.

Financing Agreements

The Company guarantees the bank loan facility of WCI.  The bank facility provides a maximum available credit limit of $5,000,000.  At November 28, 2008, $3,314,000 was outstanding on the loan facility.

Indemnification Obligations

We are obligated to indemnify our officers and the members of our Board of Directors pursuant to our bylaws and contractual indemnity agreements. We routinely sell products with a limited intellectual property indemnification included in the terms of sale or in certain contractual arrangements. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorneys’ fees). Certain requests for indemnification have been received by us pursuant to these arrangements (see Part I, Item 3. Legal Proceedings, in our Annual Report on Form    10-K for the year ended August 29, 2008 for further discussion).

WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended August 29, 2008 contained in the Company’s 2008 Annual Report on Form 10-K.

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements are subject to the safe harbors created thereby.  Forward-looking statements may be identified by words such as "believes," "expects," "projects," "plans," "anticipates," and similar expressions, and include, for example, statements relating to expectations regarding  future sales, income and cash flows.  Forward-looking statements are based upon the Company’s current expectations and assumptions, which are subject to a number of risks and uncertainties including, but not limited to:  customer acceptance and effectiveness of recently introduced products; development of additional business for the Company’s digital video and audio transmission product lines; effectiveness of the sales organization; the successful development and introduction of new products in the future; delays in the conversion by private and broadcast networks to next generation digital broadcast equipment; acceptance by various networks of standards for digital broadcasting; the Company’s liquidity position and capital resources; general market and industry conditions which may not improve during fiscal year 2009  and beyond; and success of the Company’s research and development efforts aimed at developing new products.  Additional potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, intellectual property disputes, performance issues with key suppliers and subcontractors, delays in product development and testing, availability of raw materials, new and existing well-capitalized competitors, and other risks and uncertainties detailed from time to time in the Company’s periodic Securities and Exchange Commission filings, including the Company’s most recent Annual Report on Form 10-K.  Such forward-looking statements are subject to risks, uncertainties and other factors and are subject to change at any time, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Forward-looking statements speak only as of the date the statement was made.

These risks are exacerbated by the recent crisis in national and international financial markets and global economic downturn, and we are unable to predict with certainty what long-term effects these developments will continue to have on our Company.  During 2008, the capital and credit markets experienced extended volatility and disruption.  In the last 90 days, the volatility and disruption reached unprecedented levels.  We believe that these unprecedented developments have adversely affected our business, financial condition and results of operations in the first quarter of fiscal 2009.

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

Revenues for the first quarter of fiscal 2009 decreased $2,703,000, or 53.8%, to $2,323,000 from $5,026,000 for the same period in fiscal 2008. The operating results for the three month period ended November 28, 2008, were a net loss of $(1,193,000) or $(0.09) per share, compared to a net loss of $(51,000) or less than $(0.01) per share, for the three month period ended November 30, 2007. During the first quarter of fiscal 2009, bookings, consisting primarily of add-on orders from existing customers, were approximately $1.3 million. Our fiscal 2009 bookings to date, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were below our expectations and internal forecast primarily as a result of customer delays in purchasing decisions, deferral of project expenditures, foreign exchange rate fluctuations, particularly with the Mexican peso, and general adverse economic and credit conditions.

Financial Position and Liquidity

Fiscal 2009 first quarter bookings and revenues, as well as bookings and revenues subsequent to November 28, 2008, were insufficient to provide adequate levels of cash flow from operations or adequate levels of collateral to support required borrowings during fiscal 2009.   In addition, subsequent to November 28, 2008, our bank notified WCI of its intent not to renew our loan facility when it matures on September 30, 2009.  As a result, we need to raise additional capital or obtain additional credit facilities during fiscal 2009 to continue as a going concern and to execute our business plan.

At November 28, 2008, we had line of credit borrowings outstanding of $3,314,000. Our $5,000,000 bank loan facility is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories.  At November 28, 2008, approximately $462,000 remained available to borrow under the advance formulas.  At November 28, 2008, no letters of credit were outstanding.

During the first three months of fiscal 2009, our line of credit net outstanding borrowings increased $1,431,000 to $3,314,000 at November 28, 2008, from $1,883,000 at August 29, 2008.  Operating activities used $1,169,000 of cash and investing activities used $260,000 of cash, which consisted of capitalized software additions of $254,000 and legal fees related to the filing of applications for various patents and trademarks of $6,000.

(See the Liquidity and Capital Resources section for further discussion.)

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 28, 2008 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2007

The following table sets forth, for the periods indicated, the components of our results of operations as a percentage of sales:

	Three months ended (unaudited)
	November 28, 2008	November 30, 2007
Revenue	100.0%	100.0%
Cost of products sold	73.1	58.9
Gross margin	26.9	41.1
Selling, general, and administrative	50.4	25.1
Research & development	26.2	16.1
Operating loss	(49.7)	(.1)
Interest expense	(1.7)	(.8)
Net loss	(51.4)%	(0.9)%

The operating results for the three month period ended November 28, 2008, were a net loss of $(1,193,000) or $(0.09) per share, compared to a net loss of $(51,000) or less than $(0.01) per share for the three month period ended November 30, 2007.

Revenues - Revenues for the first quarter of fiscal 2009 decreased $2,703,000, or 53.8%, to $2,323,000 from $5,026,000 for the same period in fiscal 2008.

Direct Broadcast Satellite (DBS) revenues (including service revenues) decreased $2,701,000, or 53.9%, in the first quarter of fiscal 2009 to $2,313,000 from $5,014,000 for the same period in fiscal 2008.  First quarter revenues were adversely affected by lower than expected shippable bookings as discussed above.  First quarter revenues included iPump® 6420 media servers and Compel® network control software for Dial Global’s network expansion, continued shipments of our new Encompass LE2, our next generation business music audio receiver, to business music provider, Muzak LLC., and shipments to MegaHertz for distribution of our products to the U.S. cable market.

Revenues and order backlog are subject to the timing of significant orders from customers and new product introductions, and as a result revenue levels may fluctuate from quarter to quarter.  For the three months ended November 28, 2008, three customers accounted for 23.1%, 17.0% and 13.5% of revenues, respectively. For the three months ended November 30, 2007, three customers accounted for 19.6%, 19.2% and 13.8% of revenues, respectively.  Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2009 and beyond.

Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months.  WCI’s backlog scheduled to ship within eighteen months was approximately $8.1 million at November 28, 2008, compared to $8.5 million at August 29, 2008, and $9.9 million at November 30, 2007.  Three customers accounted for approximately 36.1%, 31.5% and 10.8%, respectively, of the backlog at November 28, 2008.  The total multi-year backlog at November 28, 2008 was approximately $12.5 million, compared to $13.3 million at August 29, 2008 and $16.5 million at November 30, 2007.

Gross Profit Margins – The Company’s gross profit margin percentages were 26.9% for the three month period ended November 28, 2008, compared to 41.1% for the three month period ended November 30, 2007. Gross profit margin dollars decreased $1,439,000 for the three month period ended November 28, 2008 compared to the same period ended November 30, 2007.  The decreases in margin percentages and dollars were mainly due to the decrease in revenues.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses decreased $94,000, or 7.4%, to $1,170,000 in the first quarter of fiscal 2009 from $1,264,000 in the first quarter of fiscal 2008.  Corporate SG&A expenses in the first quarter of fiscal 2009 increased $42,000, or 19.9%, to $254,000 from $212,000 in same period of fiscal 2008, mainly due to an increase in professional fees.  WCI’s SG&A expenses decreased $136,000, or 12.9%, to $916,000 in the first quarter of fiscal 2009 from $1,052,000 in same period of fiscal 2008. The decrease in WCI’s SG&A expenses in the first quarter of fiscal 2009 was mainly due to decreases in (i) sales and marketing expenses of $65,000, (ii) in-house commissions of $45,000, (iii) employee placement fees and related training of $22,000, and (iv) allowance for bad debts of $15,000.  As a percentage of revenues, SG&A expenses were 50.4% for the three month period ended November 28, 2008, compared to 25.1% for the same period ended November 30, 2007.

Research and Development - Research and development expenditures, including capitalized software development costs, were $863,000 or 37.1% of revenues in the first quarter of fiscal 2009, compared to $1,002,000 or 19.9% of revenues for the same period of fiscal 2008.  The decrease in expenditures in the first quarter of fiscal 2009 compared to the same period of fiscal 2008 was mainly due to lower consulting costs and recruiting costs related to new hires.  Capitalized software development costs amounted to $254,000 in the first quarter of fiscal 2009 compared to $193,000 in the first quarter of fiscal 2008. The increase in capitalized software costs was related to Compel® network control projects.  Research and development expenses, excluding capitalized software development costs, were $609,000 or 26.2% of revenues in the first quarter of fiscal 2009 compared to $809,000 or 16.1% of revenues in the same period of fiscal 2008. The increase in expenses in the first quarter of fiscal 2009 was due to the decrease in consulting costs and increase in capitalized software costs.

Interest Expense - Interest expense decreased $3,000 to $39,000 in the first quarter of fiscal 2009 from $42,000 in the same period in fiscal 2008.  The decrease was primarily due to a lower average bank prime rate which was offset by an increase in the average outstanding line of credit balance.

Income Tax Expense - For the three months ended November 28, 2008, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance.  The valuation allowance increased $430,000 in the first quarter of fiscal 2009.  At November 28, 2008, net deferred tax assets of $6,308,000 were fully reserved by a valuation allowance.  At November 28, 2008, we had a federal net operating loss carryforward of approximately $10,815,000, which expires beginning fiscal 2020 through fiscal 2028.  Additionally, we had an alternative minimum tax credit of $134,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED NOVEMBER 28, 2008

At November 28, 2008, our net inventory balances were $6,397,000 compared to $6,295,000 at August 29, 2008, and $3,380,000 at August 31, 2007.  The increase in inventories during fiscal 2008 was primarily due to our new fiscal 2008 product introductions of the iPump® 562 Enterprise Media Server, the Unity® 552 receiver and the Encompass-LE2 audio receiver. In addition, inventory levels were increased for the iPump® 6400 Media Server and Nielsen Media Research products. At November 28, 2008, outstanding inventory purchase commitments amounted to $1,879,000.  These inventory purchases and purchase commitments were made based on existing orders and expected future bookings.

 Our fiscal 2009 bookings to date, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were below our expectations and internal forecast primarily as a result of customer delays in purchasing decisions, deferral of project expenditures, foreign exchange rate fluctuations, particularly with the Mexican peso, and general adverse economic and credit conditions.  WCI’s backlog scheduled to ship within eighteen months was approximately $8.1 million at November 28, 2008, compared to $8.5 million at August 29, 2008, and $9.9 million at November 30, 2007.  The total multi-year backlog at November 28, 2008 was approximately $12.5 million, compared to $13.3 million at August 29, 2008 and $16.5 million at November 30, 2007.

Subsequent to November 28, 2008, our bank notified WCI of its intent not to renew our loan facility when it matures on September 30, 2009 (see Financing Agreements below).  In addition, significant fiscal 2009 shippable bookings are currently required to meet our financial projections in the second quarter of fiscal 2009 and for each subsequent quarter.  Bookings and revenues to date have been insufficient to provide adequate levels of cash flow from operations or adequate levels of collateral to support required borrowings during fiscal 2009.    As a result, we need to raise additional capital or obtain additional credit facilities during fiscal 2009 to continue as a going concern and to execute our business plan. Although we are in discussions with potential financing sources, there is no assurance that such financing will be available or, if available, that we will be able to complete financing on satisfactory terms.  Our ability to continue as a going concern will depend upon our ability to obtain additional capital or financing in the very short term and subsequently to increase our bookings and revenues in the longer term to attain profitable operations.  During the fourth quarter of fiscal 2008 and first quarter of fiscal 2009, we made reductions in headcount to bring the current number of employees to 84, and reduced engineering consulting and other overhead expenses. Beginning in January 2009, we will reduce Company wide paid working hours by approximately 10%.   Should adequate capital or financing not be available, and should increased revenues not materialize, we are committed to further reducing operating costs to bring them in line with reduced revenue levels.  No assurances can be given that operating costs can be sufficiently reduced to allow us to continue as a going concern.    The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.  The audit report relating to the consolidated financial statements for the year ended August 29, 2008, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Financing Agreements

At November 28, 2008, our primary source of liquidity was a $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (4.0% at November 28, 2008).  The bank retained the right to adjust the interest rate, subject to the financial performance of the Company. The loan facility matures on September 30, 2009, or upon demand, and requires an annual facility fee of 2% of the maximum credit limit.  Subsequent to November 28, 2008, the bank notified WCI of its intent not to renew the loan facility upon maturity.  Although we are in discussions with potential financing sources, there is no assurance that such financing will be available or, if available, that we will be able to complete financing on satisfactory terms.

During the first three months of fiscal 2009, our line of credit net outstanding borrowings increased $1,431,000 to $3,314,000 at November 28, 2008 from $1,883,000 at August 29, 2008.  During the first quarter of fiscal 2009, the average daily balance outstanding was $3,262,000 and the highest outstanding balance was $3,694,000.  At November 28, 2008, approximately $462,000 remained available to borrow under the advance formulas.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions.  Principal advances are payable monthly over 60 months with a balloon payment due at maturity.  The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances.  In addition, the facility provides for advances in excess of the availability formulas of up to $1,000,000 during the term of the facility.  The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.  At November 28, 2008, no borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers. At November 28, 2008, no letters of credit were outstanding.

Under the loan facility, at the end of fiscal 2009 we are required to maintain a minimum tangible net worth and a minimum fixed charge coverage ratio.  In addition, we are required to retain certain executive officers, maintain certain financial ratios, and are precluded from paying dividends.

At November 28, 2008, we had land and buildings with a cost basis of $4,457,000 (including land held for sale of $354,000).  Although land and buildings are subject to a lien under the loan facility, they are not currently used in the existing loan facility’s availability advance formulas and have no mortgage balances outstanding.  We are pursuing ways to utilize these assets to support additional overall borrowing capacities.  During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Johns Creek, Georgia (see note 5 to the consolidated financial statements). On November 26, 2008, we executed a contract to sell the land for approximately $840,000, less applicable commissions and closing costs. The contract is subject to various contingencies, including a rezoning of the property, which could require up to one year to complete.  No assurances may be given that the sale will be consummated. Proceeds from the sale of the land would be used to reduce any balances outstanding on the revolving line of credit.

Cash Flows

During the first quarter of fiscal 2009, operating activities used $1,169,000 of cash.  Net loss adjusted for expense provisions and depreciation and amortization (before working capital changes) used cash of $796,000, while changes in accounts receivable and customer deposit balances provided $979,000 of cash.  Changes in accounts payable and accrued expenses, inventories, deferred revenue and other assets used $1,352,000 of cash.  Cash used by investing activities was $260,000, which consisted of capitalized software additions of $254,000 and legal fees related to the filing of applications for various patents and trademarks of $6,000. Financing activities provided $1,431,000 of cash from net line of credit borrowings.

Contractual Obligations

We have two manufacturing and purchasing agreements for certain finished goods inventories. At November 28, 2008, outstanding purchase commitments under these agreements amounted to $1,879,000.

The Company’s long-term contractual obligations as of November 28, 2008 consisted of:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013

Operating leases	$147,000	$123,000	$24,000	$-

Bank line of credit	3,314,000	3,314,000	-	-

Purchase commitments	1,879,000	1,879,000	-	-

Total	$5,340,000	$5,316,000	$24,000	$-

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgments.  These policies are as follows:

Revenue Recognition – Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” SAB No. 101, “Revenue Recognition in Financial Statements."  Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations.  Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue.  At November 28, 2008, deferred extended service maintenance revenues were $524,000, and deferred revenues related to future performance obligations were $21,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2009 and into fiscal 2010.  We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by the buyer, and no additional performance obligations by the Company exist.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  For the three months ended November 28, 2008, revenues in the amount of $96,000 were recorded as bill and hold transactions.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market.  Inventories include the cost of raw materials, labor and manufacturing overhead.  We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value.  These reserves are to provide for items that are potentially slow-moving, excess or obsolete.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions.  At November 28, 2008, inventories, net of reserve provisions, amounted to $6,397,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility.  Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product.  Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs.  At November 28, 2008, capitalized software costs, net of accumulated amortization, amounted to $1,221,000.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized.  Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. At November 28, 2008, deferred tax assets in the amount of $6,308,000 were fully reserved by a valuation allowance. For the three months ended November 28, 2008, the valuation allowance was increased by $430,000.

Accounts Receivable Valuation – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.  At November 28, 2008, accounts receivable, net of allowances for doubtful accounts, amounted to $1,906,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and cash equivalents.  The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank’s prime rate (4.0% at November 28, 2008).  At November 28, 2008, line of credit outstanding borrowings amounted to $3,314,000.

The Company does not enter into derivative financial instruments.  All sales and purchases are denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (November 28, 2008).  Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our Common Stock. Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended August 29, 2008, includes a detailed discussion of these factors which have not changed materially from those included in the Form 10-K, other than as set forth below.

We may not have sufficient capital to continue as a going concern and our existing lender has notified us that it will not renew our line of credit when the line matures on September 30, 2009.

Bookings and revenues to date were insufficient to provide adequate levels of cash flow from operations or adequate levels of collateral to support required borrowings during fiscal 2009.  In addition, subsequent to November 28, 2008, our bank notified WCI of its intent not to renew our loan facility when it matures on September 30, 2009. As a result, we need to raise additional capital or obtain additional credit facilities during fiscal 2009 to continue as a going concern and to execute our business plan. Although we are in discussions with potential financing sources, if we are unsuccessful in securing additional capital during this period, through additional equity and/or debt financing, we may not be able to continue as a going concern.  See also Note 1 to the Consolidated Financial Statements and “MD&A - Liquidity and Capital Resources.”

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this report.  An asterisk identifies those exhibits previously filed and incorporated herein by reference below.  For each such asterisked exhibit there is shown below the description of the previous filing.  Exhibits which are not required for this report are omitted.

Exhibit No.		Description of Exhibit

3.1	*	Certificate of Incorporation as amended through May 4, 1989. (1)

3.1.1	*	Amendment to Certificate of Incorporation. (2)

3.2	*	By-laws of the Company, as Amended and Restated May 17, 2006. (3)

10.1		Land Sale Contract

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 1989, as filed with the Commission on November 30, 1989.+
(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997, as filed with the Commission on June 30, 1997.+
(3)	Incorporated by reference to the Company's Current Report on Form 8-K, dated May 17, 2006, as filed with the Commission on May 22, 2006.+

+	SEC file No. 0-11003

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WEGENER CORPORATION

(Registrant)

Date: January 12, 2009	By:	/s/ Robert A. Placek
Robert A. Placek
President
(Principal Executive Officer)

Date: January 12, 2009	By:	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)