Form 10-Q
period 2009-02-27
WEGENER CORP
filed 2009-04-13
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
   ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2009

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	12,647,051 Shares
Class	Outstanding at March 27, 2009

WEGENER CORPORATION
Form 10-Q For the Quarter Ended February 27, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Wegener™ Corporation (the “Company”, “we”, “our” or “us”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The consolidated balance sheet as of February 27, 2009; the consolidated statements of shareholders' equity as of February 27, 2009, and February 29, 2008; the consolidated statements of operations for the three and six months ended February 27, 2009, and February 29, 2008; and the consolidated statements of cash flows for the six months ended February 27, 2009, and February 29, 2008, have been prepared without audit.  The consolidated balance sheet as of August 29, 2008 has been audited by independent registered public accountants.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2008, File No. 0-11003.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods.  The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	February 27, 2009	February 29, 2008	February 27, 2009	February 29, 2008

Revenues, net	$4,511,124	$6,666,420	$6,833,902	$11,692,349

Operating costs and expenses
Cost of products sold	2,973,682	4,125,365	4,672,097	7,088,104
Selling, general and administrative	1,026,371	1,405,225	2,196,053	2,668,742
Research and development	471,222	769,546	1,079,843	1,578,583

Operating costs and expenses	4,471,275	6,300,136	7,947,993	11,335,429

Operating income (loss)
Interest expense	39,849	366,284	(1,114,091)	356,920
Interest income	(31,602)	(30,136)	(70,400)	(71,842)
	-	177	-	740

Net earnings (loss )	$8,247	$336,325	$(1,184,491)	$285,818

Net earnings (loss) per share:
Basic	$0.00	$0.03	$(0.09)	$0.02
Diluted	$0.00	$0.03	$(0.09)	$0.02

Shares used in per share calculation
Basic	12,647,051	12,647,051	12,647,051	12,647,051
Diluted	12,647,051	12,651,835	12,647,051	12,658,476

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 27, 2009 (Unaudited)	August 29, 2008
Assets

Current assets
Cash and cash equivalents	$10,532	$8,023
Accounts receivable, net	2,401,235	2,963,060
Inventories, net	6,229,482	6,295,476
Other	297,262	211,832

Total current assets	8,938,511	9,478,391

Property and equipment, net	1,532,149	1,709,250
Capitalized software costs, net	1,255,563	1,217,585
Other assets	386,583	454,050
Land held for sale	353,712	353,712

Total assets	$12,466,518	$13,212,988

Liabilities and Shareholders’ Equity

Current liabilities
Bank line of credit	$3,471,586	$1,883,243
Accounts payable	2,737,754	1,971,379
Accrued expenses	1,335,060	1,871,887
Deferred revenue	711,953	771,521
Customer deposits	607,265	1,927,567

Total current liabilities	8,863,618	8,425,597

Commitments and contingencies

Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 12,647,051 shares issued and outstanding	126,471	126,471
Additional paid-in capital	20,006,702	20,006,702
Deficit	(16,530,273)	(15,345,782)

Total shareholders’ equity	3,602,900	4,787,391

Total liabilities and shareholders’ equity	$12,466,518	$13,212,988

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in
	Shares	Amount	Capital	Deficit
Balance at August 31, 2007	12,647,051	$126,471	$19,999,022	$(15,729,065)
Share-based compensation expense	-	-	7,680	-
Net earnings for the six months	-	-	-	285,818
BALANCE at February 29, 2008	12,647,051	$126,471	$20,006,702	$(15,443,247)
Balance at August 29, 2008	12,647,051	$126,471	$20,006,702	$(15,345,782)
Net loss for the six months	-	-	-	(1,184,491)
BALANCE at February 27, 2009	12,647,051	$126,471	$20,006,702	$(16,530,273)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	February 27, 2009	February 29, 2008

Cash flows from operating activities
Net (loss) earnings	$(1,184,491)	$285,818
Adjustments to reconcile net (loss) earnings to cash (used) provided by operating activities
Depreciation and amortization	758,366	940,551
Share-based compensation expense	-	7,680
Increase in provision for bad debts	-	35,000
Increase in provision for inventory reserves	230,000	-
(Decrease) in provision for warranty reserves	(130,000)	-
Changes in assets and liabilities
Accounts receivable	561,825	935,655
Inventories	(164,006)	(702,903)
Other assets	(85,430)	(39,249)
Accounts payable	766,375	691,804
Accrued expenses	(406,827)	(277,802)
Deferred revenue	(59,568)	(75,148)
Customer deposits	(1,320,302)	(756,997)

Net cash (used) provided by operating activities	(1,034,058)	1,044,409

Cash flows from investment activities
Property and equipment expenditures	(642)	(202,073)
Capitalized software additions	(538,895)	(544,645)
License agreement, patent, and trademark expenditures	(12,239)	(11,953)

Net cash used by investing activities	(551,776)	(758,671)

Cash flows from financing activities
Net change in revolving line of credit	1,588,343	(287,611)

Net cash provided (used) by financing activities	1,588,343	(287,611)

Increase (decrease) in cash and cash equivalents	2,509	(1,873)
Cash and cash equivalents, beginning of period	8,023	6,728

Cash and cash equivalents, end of period	$10,532	$4,855

Supplemental disclosure of cash flow information:
Cash paid for Interest	$70,400	$71,842

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  1  Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Our fiscal 2009 bookings to date, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures, foreign exchange rate fluctuations, particularly with the Mexican peso, and general adverse economic and credit conditions.  WCI’s backlog scheduled to ship within eighteen months was approximately $5.9 million at February 27, 2009, compared to $8.5 million at August 29, 2008, and $9.8 million at February 29, 2008.  The total multi-year backlog at February 27, 2009, was approximately $9.7 million, compared to $13.3 million at August 29, 2008 and $15.7 million at February 29, 2008.  Approximately $2.6 million of the February 27, 2009 backlog is scheduled to ship during the remainder of fiscal 2009.

Significant fiscal 2009 shippable bookings are currently required to meet our financial projections in the third and fourth quarters of fiscal 2009.  Our bookings and revenues to date have been insufficient to provide adequate levels of cash flow from operations or adequate levels of collateral to support our estimates of required borrowings during the remainder of fiscal 2009 and into fiscal 2010.

At February 27, 2009, our net inventory balances were $6,229,000 compared to $6,295,000 at August 29, 2008, and $3,380,000 at August 31, 2007.  The increase in inventories during fiscal 2008 was primarily due to our new product introductions of the iPump® 562 Enterprise Media Server, the Unity® 552 receiver and the Encompass-LE2 audio receiver. In addition, inventory levels were increased for the iPump® 6400 Media Server and Nielsen Media Research products.  These inventory purchases were made based on existing orders and expected future bookings.

During the fourth quarter of fiscal 2008 and first six months of fiscal 2009, we made reductions in headcount to bring the current number of employees to 81, and reduced engineering consulting and other overhead expenses. Beginning in January 2009, we reduced paid working hours Company-wide by approximately 10%.  Subsequent to February 27, 2009, additional reductions to headcount were made.  In order to stay within our borrowing availability limits subsequent to February 27, 2009, we negotiated extended payment terms with our offshore vendors and have been extending other vendors beyond normal payment terms.  In addition, subsequent to February 27, 2009, we retained a second financial advisor to assist us in a possible refinancing of our debt and our continuing efforts to raise capital and explore possible strategic opportunities.  Should adequate capital or financing not be available, and should increased revenues not materialize, we are committed to further reducing operating costs to bring them in line with reduced revenue levels.  No assurances can be given that operating costs can be sufficiently reduced to allow us to continue as a going concern.  If we are unable to continue as a going concern, we will likely be forced to seek protection under the federal bankruptcy laws.

During the second quarter of fiscal 2009, our bank notified WCI of its intent not to renew our loan facility upon maturity (see Note 9 to the Consolidated Financial Statements).  As a result, we need to raise additional capital or obtain additional credit facilities during fiscal 2009 to continue as a going concern and to execute our business plan. Although we are in discussions with potential financing sources, there is no assurance that such financing will be available or, if available, that we will be able to complete financing on satisfactory terms.  Our ability to continue as a going concern will depend upon our ability to obtain additional capital or financing in the very short term and subsequently to increase our bookings and revenues in the longer term to attain profitable operations.

Note 2  Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 2 to the Company's audited consolidated financial statements included in the annual report on Form 10-K for the year ended August 29, 2008.

On August 30, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157”.  FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2010. The adoption of SFAS No. 157 had no impact on our financial statements for fiscal 2009.

Revenue Recognition
Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” and SAB No. 101, “Revenue Recognition in Financial Statements.”  Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations.  Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue.  At February 27, 2009, deferred extended service maintenance revenues were $638,000 and deferred revenues related to the fair value of future performance obligations were $74,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2009 and into fiscal 2010.

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  For the three and six months ended February 27, 2009, revenues in the amount of $2,172,000 and $2,269,000 were recorded as bill and hold transactions.  At February 27, 2009, accounts receivable for these transactions amounted to $930,000, of which $112,000 was paid subsequent to February 27, 2009.

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

Share-Based Compensation
We account for share-based payments to employees, including grants of employee stock options, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R).  SFAS No. 123R requires that these awards be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  For the three and six months ended February 27, 2009, there was no stock-based compensation expense and no options were granted.  For the three and six months ended February 29, 2008, share-based compensation expense included in selling, general and administrative expenses amounted to approximately $8,000 and $8,000, respectively. The weighted average fair value of options granted during the six months ended February 29, 2008 was $.51 with an aggregate total value of $8,000.

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended		Six months ended
	February 27, 2009	February 29, 2008	February 27, 2009	February 29, 2008

Risk free interest rate	-	3.45%	-	3.45%
Expected term	-	5.0 years	-	5.0 years
Volatility	-	70%	-	70%
Expected annual dividends	-	None	-	None
Forfeiture rate	-	-	-	-

The following table summarizes stock option transactions for the six months ended February 27, 2009:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at August 29, 2008	928,531	$.63 – 2.72	$1.55
Forfeited or cancelled	(162,156)	1.47 – 2.72	2.15
Outstanding at February 27, 2009	766,375	$.63 – 2.31	$1.42
Available for issue at February 27, 2009	-	-	-
Options exercisable at
February 27, 2009	766,375	$.63 – 2.31	$1.42
August 29, 2008	928,531	$.63 – 2.72	$1.55

The key terms of the stock options granted under our incentive plans are included in the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2008.

Bank Overdrafts
Bank overdrafts consist of outstanding checks that have not cleared our bank.  Overdrafts are offset against cash balances to the extent that cash balances are available in the account on which the checks are issued.  Remaining balances of overdrafts are included in our accounts payable balances.  At February 27, 2009, outstanding checks in the amounts of $445,000 were included in accounts payable balances.

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

Note 3  Accounts Receivable
Accounts receivable are summarized as follows:

	February 27, 2009	August 29, 2008
	(Unaudited)

Accounts receivable – trade	$2,480,017	$3,090,272
Other receivables	78,390	103,021
	2,558,407	3,193,293

Less allowance for doubtful accounts	(157,172)	(230,233)

Accounts receivable, net	$2,401,235	$2,963,060

Note 4  Inventories
Inventories are summarized as follows:

	February 27,	August 29,
	2009	2008
	(Unaudited)

Raw material	$4,918,777	$5,312,531
Work-in-process	1,092,477	1,301,753
Finished goods	4,507,585	3,751,497
	10,518,839	10,365,781

Less inventory reserves	(4,289,357)	(4,070,305)

Inventories, net	$6,229,482	$6,295,476

Our inventory reserve of approximately $4,289,000 at February 27, 2009 is to provide for items that are potentially slow-moving, excess or obsolete.  During the first six months of fiscal 2009, inventory reserves were increased by provisions of $230,000 and reduced by writeoffs of approximately $11,000.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices.  No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should our sales efforts not be successful.

Note 5  Land Held for Sale
During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Johns Creek, Georgia.  The Company evaluated the criteria of SFAS No. 144 (as amended), “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), and concluded that these assets qualified as assets held for sale.  In accordance with SFAS No. 144, the land is classified as land held for sale at its historic carrying value of $354,000 (lower of carrying amount or fair value less costs to sell) in the consolidated balance sheets as of February 27, 2009 and August 29, 2008.  The land was acquired in August 1989 and no impairment charges were recorded related to the reclassification.  On November 26, 2008, we executed a contract to sell the land for approximately $840,000, less applicable commissions and closing costs. The contract contained various contingencies, including an inspection period for determination of suitability for intended use and rezoning of the property.    On March 23, 2009, pursuant to terms of the contract, the buyer terminated the contract.  We intend to continue to market the property for sale.

Note 6   Other Assets
Other assets consisted of the following:

	February 27, 2009 (unaudited)
	Cost	Accumulated Amortization	Net
License agreements	$958,800	$(939,384)	$19,416
Patents and patent applications	348,566	(55,944)	292,622
Trademarks	82,820	(48,498)	34,322
Loan facility fees	100,000	(66,666)	33,334
Other	6,889	-	6,889
	$1,497,075	$(1,110,492)	$386,583

	August 29, 2008
	Cost	Accumulated Amortization	Net
License agreements	$958,800	$(925,384)	$33,416
Patents and patent applications	336,328	(47,725)	288,603
Trademarks	82,820	(41,011)	41,809
Loan facility fees	100,000	(16,667)	83,333
Other	6,889	-	6,889
	$1,484,837	$(1,030,787)	$454,050

Amortization expense of other assets for the three and six months ended February 27, 2009, amounted to $40,000 and $80,000, respectively.  Amortization expense of other assets for the three and six months ended February 29, 2008, amounted to $47,000 and $119,000, respectively.

We conduct an ongoing review of our intellectual property rights and potential trademarks.  As of February 27, 2009, we have cumulatively incurred $249,000 of legal fees related to the filing of applications for various patents and $1,000 related to the filing of trademarks.  Upon issuance, these legal costs will be amortized on a straight-line basis over the lesser of the legal life or the estimated useful lives of the patent or trademark.  If it becomes more likely than not that the patent application will not be granted, we will write-off the deferred cost at that time. At February 27, 2009, the cost of registered patents and trademarks amounted to $99,000 and $82,000, respectively.  Patents and trademarks are amortized over their estimated useful life of four to ten years.  License agreements are amortized over their estimated useful life of one to five years.  Loan facility fees are amortized over twelve months.

Note 7  Accrued Expenses
Accrued expenses consist of the following:

	February 27, 2009	August 29, 2008
	(Unaudited)

Vacation	$495,189	$557,478
Payroll and related expenses	272,005	354,673
Royalties	125,438	159,115
Warranty	98,882	228,882
Taxes and insurance	101,700	150,318
Commissions	31,516	37,391
Professional fees	188,963	337,408
Other	21,367	46,622

	$1,335,060	$1,871,887

Accrued  Warranty
We warrant our products for a 12 to 14 month period beginning at the date of shipment.  The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer.  We expense costs for routine warranty repairs as incurred.  Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified.  Accrued warranty liabilities amounted to $99,000 at February 27, 2009.  For the six months ended February 27, 2009, the warranty provisions were reduced by $130,000 for previously estimated provisions that were no longer required.

Note 8  Deferred Revenue
Deferred revenue consists of the unrecognized revenue portion of extended service maintenance contracts and fair value of revenue related to future performance obligations. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year.  At February 27, 2009, deferred extended service maintenance revenues were $638,000 and deferred revenues related to future performance obligations were $74,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2009 and into fiscal 2010.

Note 9  Finance Arrangements
Revolving Line of Credit and Term Loan Facility

WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas.  The loan facility matures on September 30, 2009, or upon demand, and requires an annual facility fee of 2% of the maximum credit limit.  The loan facility consists of a term loan and a revolving line of credit bearing interest at the bank’s prime rate (3.25% at February 27, 2009).  The bank retained the right to adjust the interest rate, subject to the financial performance of the Company.  During the second quarter of fiscal 2009, the bank notified WCI of its intent not to renew the loan facility upon maturity.  Although we are in discussions with potential financing sources, there is no assurance that such financing will be available or, if available, that we will be able to complete financing on satisfactory terms.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions.  Principal advances are payable monthly over 60 months with a balloon payment due at maturity.  The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances.  In addition, the facility provides for advances in excess of the availability formulas of up to $1,000,000 during the term of the facility.  The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.  At February 27, 2009, balances outstanding on the revolving line of credit amounted to $3,472,000 and no borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers. At February 27, 2009, no letters of credit were outstanding.

At February 27, 2009, approximately $1,171,000 was available to borrow under the advance formulas.  During the first six months of fiscal 2009, the average daily balance outstanding was $3,390,000 and the highest outstanding balance was $4,042,000.  At March 27, 2009, approximately $818,000 was available to borrow under the advance formulas.

Under the loan facility, at the end of fiscal 2009 we are required to maintain a minimum tangible net worth and a minimum fixed charge coverage ratio.  In addition, we are required to retain certain executive officers, maintain certain financial ratios, and are precluded from paying dividends.

At February 27, 2009, we had land and buildings with a cost basis of $4,457,000 (including land held for sale of $354,000).  Although land and buildings are subject to a lien under the loan facility, they are not currently used in the existing loan facility’s availability advance formulas and have no mortgage balances outstanding.  We are pursuing ways to utilize these assets to support additional overall borrowing capacities.  During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Johns Creek, Georgia (see note 5 to the consolidated financial statements).  On November 26, 2008, we executed a contract to sell the land for approximately $840,000, less applicable commissions and closing costs. The contract contained various contingencies, including an inspection period for determination of suitability for intended use and rezoning of the property  On March 23, 2009, pursuant to terms of the contract, the buyer terminated the contract .  We intend to continue to market the property for sale. Proceeds from the sale of the land would be used to reduce any balances outstanding on the revolving line of credit.

Note 10  Income Taxes
For the six months ended February 27, 2009, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance.  The valuation allowance increased $427,000 in the first six months of fiscal 2009.  At February 27, 2009, net deferred tax assets of $6,305,000 were fully reserved by a valuation allowance.

At February 27, 2009, we had a federal net operating loss carryforward of approximately $10,596,000, which expires beginning fiscal 2020 through fiscal 2028.  Additionally, we had an alternative minimum tax credit of $134,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN No. 48), as of September 1, 2007, the first day of the first quarter of fiscal 2008.  The adoption of FIN No. 48 had no impact on our financial position or results of operations for fiscal 2008.  We are subject to U.S. federal income tax as well as income tax of numerous state jurisdictions. We are subject to U.S. federal tax examinations by tax authorities for fiscal years 2005 through 2008. Income tax examinations that we may be subject to from the various state taxing authorities vary by jurisdiction. Our policy under FIN No. 48 for penalties and interest is to include such amounts, if any, in income tax expense.

Note 11  Earnings Per Share
The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.

	Three months ended
	February 27, 2009			February 29, 2008
			Per			Per
	Earnings	Shares	share	Earnings	Shares	share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net earnings	$8,247			$336,325

Basic earnings per share:
Net earnings available to common shareholders	$8,247	12,647,051	$0.00	$336,325	12,647,051	$0.03

Effect of dilutive potential common shares:
Stock options	-	-		-	4,784

Diluted earnings per share:
Net earnings available to common shareholders	$8,247	12,647,051	$0.00	$336,325	12,651,835	$0.03

	Six months ended
	February 27, 2009			February 29, 2008
			Per			Per
	Earnings	Shares	share	Earnings	Shares	share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount

Net (loss) earnings	$(1,184,491)			$285,818

Basic (loss) earnings per share:
Net (loss) earnings available to common shareholders	$(1,184,491)	12,647,051	$(0.09)	$285,818	12,647,051	$0.02

Effect of dilutive potential common shares:
Stock options	-	-		-	11,425

Diluted (loss) earnings per share:
Net (loss) earnings available to common shareholders	$(1,184,491)	12,647,051	$(0.09)	$285,818	12,658,476	$0.02

Stock options excluded from the diluted net earnings (loss) per share calculation due to their anti-dilutive effect are as follows:

	Three months ended		Six months ended
	February 27,	February 29,	February 27,	February 29,
	2009	2008	2009	2008
Common stock options:
Number of shares	766,375	933,531	766,375	933,531
Exercise price	$.63 to $2.31	$.63 to $2.72	$.63 to $2.31	$.63 to $2.72

Note 12  Segment Information and Significant Customers
In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company operates within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment the Company has three sources of revenues as follows:

	Three months ended		Six months ended
	February 27,	February 29,	February 27,	February 29,
	2009	2008	2009	2008
Product Line
Direct Broadcast Satellite	$4,364,727	$6,539,363	$6,483,507	$11,389,574
Analog and Custom Products	-	4,350	9,461	16,023
Service	146,397	122,707	340,934	286,752
	$4,511,124	$6,666,420	$6,833,902	$11,692,349

Concentration of products representing 10% or more of the respective periods’ revenues are as follows:

	Three months ended			Six months ended
	February 27, 2009	February 29, 2008		February 27, 2009		February 29, 2008

Product
iPump Media Servers	22.4%	(a	)	20.9%		(a	)
Professional and broadcast receivers	(a )	43.0%		(a	)	39.9%
Enterprise media receivers	(a )	19.0%		(a	)	14.3%
Network control products	13.5%	(a	)	(a	)	(a	)
Audio broadcast receivers	13.3%	(a	)	(a	)	(a	)
Nielsen encoders	10.5%	(a	)	(a	)	(a	)

(a) Revenues for the period were less than 10% of total revenues.

Products representing 10% or more of annual revenues are subject to fluctuations from quarter to quarter as new products and technologies are introduced, new product features and enhancements are added and as customers upgrade or expand their network operations.

Revenues by geographic area are as follows:

	Three months ended		Six months ended
	February 27, 2009	February 29, 2008	February 27, 2009	February 29, 2008
Geographic Area
United States	$4,335,784	$6,585,772	$6,553,584	$10,434,459
Latin America	88,788	2,356	181,897	829,352
Canada	1,870	32,695	11,752	300,215
Europe	83,932	38,237	85,586	95,917
Other	750	7,360	1,083	32,406

	$4,511,124	$6,666,420	$6,833,902	$11,692,349

All of the Company’s long-lived assets are located in the United States.  Customers representing 10% or more of the respective periods’ revenues are as follows:

	Three months ended				Six months ended
	February 27, 2009		February 29, 2008		February 27, 2009		February 29, 2008
Customer 1	47.6%		(a	)	37.2%		(a	)
Customer 2	11.6%		(a	)	(a	)	(a	)
Customer 3	(a	)	(a	)	13.2%		(a	)
Customer 4	(a	)	10.6%		(a	)	14.4%
Customer 5	(a	)	31.9%		(a	)	26.4%
Customer 6	(a	)	18.8%		(a	)	13.8%

(a) Revenues for the period were less than 10% of total revenues.

Note 13    Commitments
We have two manufacturing and purchasing agreements for certain finished goods inventories. At February 27, 2009, outstanding purchase commitments under these agreements amounted to $34,000.

Note 14    Guarantees and Indemnifications
Letters of Credit
We provide standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements.  At February 27, 2009, we had no letters of credit outstanding.

Financing Agreements
The Company guarantees the bank loan facility of WCI.  The bank facility provides a maximum available credit limit of $5,000,000.  At February 27, 2009, $3,472,000 was outstanding on the loan facility.

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

These risks are exacerbated by the recent crisis in national and international financial markets and the global economic downturn, and we are unable to predict with certainty what long-term effects these developments will continue to have on our Company.  During 2008 and into 2009, the capital and credit markets have experienced unprecedented levels of extended volatility and disruption.  We believe that these unprecedented developments have adversely affected our business, financial condition and results of operations in the first six months of fiscal 2009.

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

Revenues for the three months ended February 27, 2009 decreased $2,155,000 or 32.3% to $4,511,000 from $6,666,000 for the same period in fiscal 2008.  Revenues for the six months ended February 27, 2009 decreased $4,858,000 or 41.5% to $6,834,000 from $11,692,000 for the same period in fiscal 2008. The operating results for the three and six months ended February 27, 2009 were net earnings of $8,000 or less than $0.01 per share and a net loss of $(1,184,000) or $(0.09) per share, respectively, compared to net earnings of $336,000 or $0.03 per share and $286,000 or $0.02 per share, respectively, for the three and six months ended February 29, 2008.

During the first and second quarters of fiscal 2009 bookings were approximately $1.3 and $1.7 million, respectively. Our fiscal 2009 bookings to date, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations and internal forecast primarily as a result of customer delays in purchasing decisions, deferral of project expenditures, foreign exchange rate fluctuations, particularly with the Mexican peso, and general adverse economic and credit conditions.

Financial Position and Liquidity

Bookings and revenues during the first six months of fiscal 2009, as well as bookings and revenues subsequent to February 27, 2009, were insufficient to provide adequate levels of cash flow from operations or adequate levels of collateral to support our estimates of required borrowings during the remainder fiscal 2009 and into fiscal 2010.   In addition, during the second quarter of fiscal 2009, our bank notified WCI of its intent not to renew our loan facility when it matures on September 30, 2009.  As a result, we need to raise additional capital or obtain additional credit facilities during fiscal 2009 to continue as a going concern and to execute our business plan.

At February 27, 2009, we had line of credit borrowings outstanding of $3,472,000. Our $5,000,000 bank loan facility is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories.  At February 27, 2009, approximately $1,171,000 remained available to borrow under the advance formulas.  At February 27, 2009, no letters of credit were outstanding.  At March 27, 2009, approximately $818,000 was available to borrow under the advance formulas.

During the first six months of fiscal 2009, our line of credit net outstanding borrowings increased $1,589,000 to $3,472,000 at February 27, 2009, from $1,883,000 at August 29, 2008.  Operating activities used $1,034,000 of cash and investing activities used $552,000 of cash, which consisted of capitalized software additions of $539,000, equipment additions of $1,000, and $12,000 for legal fees related to the filing of applications for various patents and trademarks.

(See the Liquidity and Capital Resources section on page 20 for further discussion.)

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED FEBRUARY 27, 2009 COMPARED TO THREE AND SIX MONTHS ENDED FEBRUARY 29, 2008
The following table sets forth, for the periods indicated, the components of our results of operations as a percentage of sales:

	Three months ended		Six months ended
	February 27, 2009	February 29, 2008	February 27, 2009	February 29, 2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of products sold	65.9	61.9	68.4	60.6
Gross margin	34.1	38.1	31.6	39.4
Selling, general, and administrative	22.8	21.1	32.1	22.8
Research & development	10.4	11.5	15.8	13.5
Operating income (loss)	.9	5.5	(16.3)	3.1
Interest expense	( .7)	( .5)	(1.0)	( .6)
Net earnings (loss)	.2%	5.0%	(17.3)%	2.4%

The operating results for the three and six months ended February 27, 2009 were net earnings of $8,000 or less than $0.01 per share and a net loss of $(1,184,000) or $(0.09) per share, respectively, compared to net earnings of $336,000 or $0.03 per share and $286,000 or $0.02 per share, respectively, for the three and six months ended February 29, 2008.

Revenues - Revenues for the three months ended February 27, 2009 decreased $2,155,000 or 32.3% to $4,511,000 from $6,666,000 for the same period in fiscal 2008.  Revenues for the six months ended February 27, 2009 decreased $4,858,000 or 41.6% to $6,834,000 from $11,692,000 for the same period in fiscal 2008.

Our fiscal 2009 revenues and bookings to date were adversely impacted by customer delays in purchasing decisions, deferral of project expenditures, foreign exchange rate fluctuations, particularly with the Mexican peso, and general adverse economic and credit conditions.  Our revenues and bookings are subject to the timing of significant orders from customers and new product introductions, and as a result revenue levels may fluctuate from quarter to quarter.

Direct Broadcast Satellite (DBS) revenues (including service revenues) decreased $2,151,000 or 32.3% in the second quarter of fiscal 2009 to $4,511,000 from $6,662,000 in the same period of fiscal 2008.  For the six months ended February 27, 2009, DBS revenues decreased $4,852,000 or 41.6% to $6,824,000 from $11,676,000 for the six months ended February 29, 2008.  Fiscal 2009 second quarter and first six month revenues  included iPump® 6420 media servers and Compel® network control software for Dial Global’s network expansion, continued shipments of our new Encompass LE2, our next generation business music audio receiver, to business music provider, Muzak LLC., and shipments to MegaHertz for distribution of our products to the U.S. cable market. The second quarter and first six months of fiscal 2008 benefited from completion of shipments of our Unity® 4600 to the Big Ten Network for the new cable network being distributed by Fox Cable Networks and shipments of our SMD 515 IPTV set top box to Conklin-Intracom for use in providing premium IPTV services by telco operators in North America.

For the three months ended February 27, 2009, two customers accounted for 47.6% and 11.6% of revenues, respectively.  For the six months ended February 27, 2009, two customers accounted for 37.2% and 13.2% of revenues, respectively.  For the three months ended February 29, 2008, three customers accounted for 31.9%, 18.8% and 10.6% of revenues, respectively.    For the six months ended February 29, 2008, the same three customers accounted for 26.4%, 13.8% and 14.4% of revenues, respectively.  Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2009 and beyond.

 Our backlog is comprised of undelivered, firm customer orders which are scheduled to ship within eighteen months.  The backlog was approximately $5.9 million at February 27, 2009, compared to $8.5 million at August 29, 2008, and $9.8 million at February 29, 2008.  Two customers accounted for 52.3% and 18.6%, respectively, of the backlog at February 29, 2008.  The total multi-year backlog at February 27, 2009, was approximately $9.7 million compared to $13.3 million at August 29, 2008 and $15.7 million at February 29, 2008.

Gross Profit Margins - The Company's gross profit margin percentages were 34.1% and 31.6 % for the three and six month periods ended February 27, 2009, compared to 38.1% and 39.4 % for the three and six month periods ended February 29, 2008.  Gross profit margin dollars decreased $1,004,000 and $2,442,000, respectively, for the three and six months ended February 27, 2009, compared to the same periods in fiscal 2008.  The decreases in margin percentages and dollars for the three and six months ended February 29, 2008 were mainly due to the decrease in revenues which resulted in higher unit fixed costs. Profit margins in the second quarter of fiscal 2009 included an inventory reserve charge of $215,000 and a reversal of an accrued warranty liability of $130,000 for previously estimated provisions that were no longer required. In addition, profit margins in the three and six month periods of fiscal 2009 were favorably impacted by decreases in capitalized software amortization expense of $79,000 and $119,000, respectively.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses decreased $379,000, or 27.0%, to $1,026,000 for the three months ended February 27, 2009, from $1,405,000 for the three months ended February 29, 2008.  For the six months ended February 27, 2009, SG&A expenses decreased $473,000, or 17.7%, to $2,196,000 from $2,669,000 for the same period ended February 29, 2008.  Corporate SG&A expenses in the second quarter of fiscal 2009 decreased $99,000, or 35.4%, to $181,000 from $280,000 for the same period in fiscal 2008. For the six months ended February 27, 2009, corporate SG&A expenses decreased $57,000, or 11.6%, to $435,000 from $492,000 in the same period in fiscal 2008. The corporate SG&A decreases for the periods were mainly due to lower professional fees.  WCI’s SG&A expenses for the three months ended February 27, 2009 decreased $280,000, or 24.9%, to $845,000 from $1,125,000 and for the six months ended February 27, 2009, decreased $416,000, or 19.1%, to $1,761,000 from $2,177,000 compared to the same periods in fiscal 2008.  The decrease in WCI’s SG&A expenses for the three months ended February 27, 2009 was mainly due to decreases in salaries of $86,000, sales and marketing expenses of $95,000, general overhead costs of $79,000 and bad debt provisions of $20,000.  The decrease in WCI’s SG&A expenses for the six months ended February 27, 2009 was mainly due to decreases in salaries of $42,000, sales and marketing expenses of $221,000, general overhead costs of $118,000 and bad debt provisions of $35,000.

For the three and six months ended February 27, 2009, there was no share-based compensation expense compared to $8,000 and $8,000, respectively, for the same periods in fiscal 2008.  As a percentage of revenues, SG&A expenses were 22.8% and 32.1% for the three and six month periods ended February 27, 2009, compared to 21.1% and 22.8% in the same periods in fiscal 2008.

Research and Development - Research and development (R&D) expenditures, including capitalized software development costs, were $756,000, or 16.7% of revenues, and $1,619,000, or 23.7% of revenues, for the three and six month periods ended February 27, 2009, compared to $1,121,000, or 16.8% of revenues, and $2,123,000, or 18.2%, of revenues, for the same periods in fiscal 2008.  The decreases in expenditures in the three and six months ended February 27, 2009, compared to the same periods of fiscal 2008, were mainly due to lower salaries, as a result of reduced head count and a reduction in Company-wide paid working hours, and lower consulting costs.  Capitalized software development costs amounted to $250,000 and $539,000 for the second quarter and first six months of fiscal 2009 compared to $352,000 and $545,000 for the same periods in fiscal 2008.  The decreases in capitalized software costs were related to completed projects.  R&D expenses, excluding capitalized software expenditures, were $770,000, or 10.4% of revenues, and $1,579,000, or 15.8% of revenues, for the three and six months ended February 27, 2009, compared to $770,000, or 11.5% of revenues, and $1,579,000, or 13.5%, of revenues, in the same periods of fiscal 2008.  The decreases in expenses in the three and six month periods of fiscal 2009 compared to the same periods in fiscal 2008 were mainly due to the decrease in salaries and consulting costs.

Interest Expense - Interest expense increased $2,000 to $32,000 for the three months ended February 27, 2009, from $30,000 for the three months ended February 29, 2008.  For the six months ended February 29, 2008, interest expense decreased $1,000 to $71,000 from $72,000 for the same period ended February 29, 2008.  During the six months ended February 27, 2009, interest expense was favorably impacted by a lower average bank prime rate which was offset by an increase in the average outstanding line-of-credit balance.

Income Tax Expenses - For the six months ended February 27, 2009, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance.  The valuation allowance increased $427,000 in the first six months of fiscal 2009.  At February 27, 2009, net deferred tax assets of $6,305,000 were fully reserved by the valuation allowance.  At February 27, 2009, we had a federal net operating loss carryforward of approximately $10,596,000, which expires beginning fiscal 2020 through fiscal 2028.  Additionally, we had an alternative minimum tax credit of $134,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
SIX MONTHS ENDED FEBRUARY 27, 2009

Our fiscal 2009 bookings to date, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures, foreign exchange rate fluctuations, particularly with the Mexican peso, and general adverse economic and credit conditions.  WCI’s backlog scheduled to ship within eighteen months was approximately $5.9 million at February 27, 2009, compared to $8.5 million at August 29, 2008, and $9.8 million at February 29, 2008.  The total multi-year backlog at February 27, 2009, was approximately $9.7 million, compared to $13.3 million at August 29, 2008 and $15.7 million at February 29, 2008.  Approximately $2.6 million of the February 27, 2009 backlog is scheduled to ship during the remainder of fiscal 2009.

Significant fiscal 2009 shippable bookings are currently required to meet our financial projections in the third and fourth quarters of fiscal 2009.  Our bookings and revenues to date have been insufficient to provide adequate levels of cash flow from operations or adequate levels of collateral to support our estimates of required borrowings during the remainder of fiscal 2009 and into fiscal 2010.

At February 27, 2009, our net inventory balances were $6,229,000 compared to $6,295,000 at August 29, 2008, and $3,380,000 at August 31, 2007.  The increase in inventories during fiscal 2008 was primarily due to our new product introductions of the iPump® 562 Enterprise Media Server, the Unity® 552 receiver and the Encompass-LE2 audio receiver. In addition, inventory levels were increased for the iPump® 6400 Media Server and Nielsen Media Research products.  These inventory purchases were made based on existing orders and expected future bookings.

During the fourth quarter of fiscal 2008 and first six months of fiscal 2009, we made reductions in headcount to bring the current number of employees to 81, and reduced engineering consulting and other overhead expenses. Beginning in January 2009, we reduced paid working hours Company-wide by approximately 10%.  Subsequent to February 27, 2009, additional reductions to headcount were made.  In order to stay within our borrowing availability limits subsequent to February 27, 2009, we negotiated extended payment terms with our offshore vendors and have been extending other vendors beyond normal payment terms.  In addition, subsequent to February 27, 2009, we retained a second financial advisor to assist us in a possible refinancing of our debt and our continuing efforts to raise capital and explore possible strategic opportunities.  Should adequate capital or financing not be available, and should increased revenues not materialize, we are committed to further reducing operating costs to bring them in line with reduced revenue levels.  No assurances can be given that operating costs can be sufficiently reduced to allow us to continue as a going concern.  If we are unable to continue as a going concern, we will likely be forced to seek protection under the federal bankruptcy laws.

During the second quarter of fiscal 2009, our bank notified WCI of its intent not to renew our loan facility upon maturity (see Financing Agreements below).  As a result, we need to raise additional capital or obtain additional credit facilities during fiscal 2009 to continue as a going concern and to execute our business plan. Although we are in discussions with potential financing sources, there is no assurance that such financing will be available or, if available, that we will be able to complete financing on satisfactory terms.  Our ability to continue as a going concern will depend upon our ability to obtain additional capital or financing in the very short term and subsequently to increase our bookings and revenues in the longer term to attain profitable operations.

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

Financing Agreements

At February 29, 2008, our primary source of liquidity was a $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (3.25% at February 27, 2009).  The bank retained the right to adjust the interest rate, subject to the financial performance of the Company. The loan facility matures on September 30, 2009, or upon demand, and requires an annual facility fee of 2% of the maximum credit limit.  During the second quarter of fiscal 2009, the bank notified WCI of its intent not to renew the loan facility upon maturity.  Although we are in discussions with potential financing sources, there is no assurance that such financing will be available or, if available, that we will be able to complete financing on satisfactory terms.

During the first six months of fiscal 2009, our line of credit net outstanding borrowings increased $1,589,000 to $3,472,000 at February 27, 2009, from $1,883,000 at August 29, 2008.  During the first six months of fiscal 2009, the average daily balance outstanding was $3,390,000 and the highest outstanding balance was $4,042,000.  At February 27, 2009, approximately $1,171,000 was available to borrow under the advance formulas.  At March 20, 2009, approximately $387,000 was available to borrow under the advance formulas.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions.  Principal advances are payable monthly over 60 months with a balloon payment due at maturity.  The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances.  In addition, the facility provides for advances in excess of the availability formulas of up to $1,000,000 during the term of the facility.  The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.  At February 27, 2009, no borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers. At February 27, 2009, no letters of credit were outstanding.

Under the loan facility, at the end of fiscal 2009 we are required to maintain a minimum tangible net worth and a minimum fixed charge coverage ratio.  In addition, we are required to retain certain executive officers, maintain certain financial ratios, and are precluded from paying dividends.

At February 27, 2009, we had land and buildings with a cost basis of $4,457,000 (including land held for sale of $354,000).  Although land and buildings are subject to a lien under the loan facility, they are not currently used in the existing loan facility’s availability advance formulas and have no mortgage balances outstanding.  We are pursuing ways to utilize these assets to support additional overall borrowing capacities.  During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Johns Creek, Georgia (see note 5 to the consolidated financial statements). On November 26, 2008, we executed a contract to sell the land for approximately $840,000, less applicable commissions and closing costs. The contract contained various contingencies, including an inspection period for determination of suitability for intended use and rezoning of the property.  On March 23, 2009, pursuant to terms of the contract, the buyer terminated the contract.  We intend to continue to market the property for sale. Proceeds from the sale of the land would be used to reduce any balances outstanding on the revolving line of credit.

Cash Flows

During the first six months of fiscal 2009, operating activities used $1,034,000 of cash.  Net earnings adjusted for expense provisions and depreciation and amortization (before working capital changes) used $326,000 of cash.  Changes in accounts receivable and customer deposit balances used $758,000 of cash, while changes in accounts payable and accrued expenses, inventories, deferred revenue and other assets provided $50,000 of cash.  Cash used by investing activities was $552,000, which consisted of capitalized software additions of $539,000, legal fees related to the filing of applications for various patents and trademarks of $12,000 and equipment additions of $1,000.  Financing activities provided $1,588,000 of cash from net line of credit borrowings.

We have two manufacturing and purchasing agreements for certain finished goods inventories. At February 27, 2009, outstanding purchase commitments under these agreements amounted to $34,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of the Company’s long-term contractual obligations as of February 27, 2009 consisted of:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013
Operating leases	$106,000	$82,000	$24,000	$-
Bank line of credit	3,472,000	3,472,000	-	-
Purchase commitments	34,000	34,000	-	-
Total	$3,612,000	$3,588,000	$24,000	$-

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgements.  These policies are as follows:

Revenue Recognition – Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” and SAB No. 101, “Revenue Recognition in Financial Statements."  Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations.  Service revenues are recognized at the time of performance.  Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue.  At February 27, 2009, deferred extended service maintenance revenues were $638,000 and deferred revenues related to the fair value of future performance obligations were $74,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2009 and into fiscal 2010.

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  For the three and six months ended February 27, 2009, revenues in the amount of $2,172,000 and $2,269,242 were recorded as bill and hold transactions.  At February 27, 2009, accounts receivable for these transactions amounted to $930,002, of which $112,000 was paid subsequent to February 27, 2009.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard cost, which approximates actual cost on a first-in, first-out basis) or market.  Inventories include the cost of raw materials, labor and manufacturing overhead.  We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value.  These reserves are to provide for items that are potentially slow-moving, excess or obsolete.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions.  At February 27, 2009, inventories, net of reserve provisions, amounted to $6,229,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility.  Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product.  Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs.  At February 27, 2009, capitalized software costs, net of accumulated amortization, amounted to $1,256,000.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized.  Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards.  At February 27, 2009, deferred tax assets in the amount of $6,305,000 were fully reserved by a valuation allowance. For the six months ended February 27, 2009, the valuation allowance was increased by $427,000.

Accounts Receivable Valuation – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.  At February 27, 2009, accounts receivable, net of allowances for doubtful accounts, amounted to $2,401,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our revolving line of credit and cash equivalents.  The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank’s prime rate (3.25% at February 27, 2009).  At February 27, 2009, line of credit outstanding borrowings amounted to $3,472,000.

We do not enter into derivative financial instruments.  All sales and purchases are denominated in U.S. dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Not applicable

ITEM 4T.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (February 27, 2009).  Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bookings and revenues to date were insufficient to provide adequate levels of cash flow from operations or adequate levels of collateral to support our estimates of required borrowings during fiscal 2009.  In addition, during the second quarter of fiscal 2009, our bank notified WCI of its intent not to renew our loan facility when it matures on September 30, 2009. As a result, we need to raise additional capital or obtain additional credit facilities during fiscal 2009 to continue as a going concern and to execute our business plan. Although we are in discussions with potential financing sources, if we are unsuccessful in securing additional capital during this period, through additional equity and/or debt financing, we may not be able to continue as a going concern.  See also Note 1 to the Consolidated Financial Statements and “MD&A - Liquidity and Capital Resources,” contained in this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 27, 2009, the Annual Meeting of Shareholders was held and the shares present voted on the following matters:

(1.)	The shareholders approved the election of the following nominees to the Board of Directors to serve for a term of three years expiring in 2011:

Jeffrey J. Haas (Class II Director)
10,406,932 votes FOR
             1,911,102 votes WITHHELD

Robert A. Placek  (Class II Director)
9,877,666 votes FOR
             2,440,368 votes WITHHELD

The terms of office of Phylis A. Eagle-Oldson and C. Troy Woodbury, Jr. as Class I directors, and of Thomas G. Elliot, Stephen J. Lococo and Ned L. Mountain as Class III directors, continued subsequent to the Annual Meeting.

(2.)	The appointment of BDO Seidman, LLP as auditors for the Company for the fiscal year 2008 was approved with 11,891,044 votes FOR, 345,309 votes AGAINST, and 81,680 votes ABSTAINING.

ITEM 6.	EXHIBITS

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

WEGENER CORPORATION
(Registrant)

Date: April 13, 2009	By	:	/s/ Robert A. Placek
Robert A. Placek
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: April 13, 2009	By	:	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)