Form 10-Q
period 2009-05-29
WEGENER CORP
filed 2009-07-13
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	12,647,051 Shares
Class	Outstanding at June 30, 2009

WEGENER CORPORATION
Form 10-Q For the Quarter Ended May 29, 2009

INDEX

PART I. Financial Information

Item 1.	Financial Statements	3

	Introduction	3

	Consolidated Statements of Operations
	(Unaudited) - Three and Nine Months Ended
	May 29, 2009 and May 30, 2008	4

	Consolidated Balance Sheets – May 29,
	2009 (Unaudited) and August 29, 2008	5

	Consolidated Statements of Shareholders' Equity
	(Unaudited) - Nine Months Ended May 29,
	2009 and May 30, 2008	6

	Consolidated Statements of Cash Flows
	(Unaudited) - Nine Months Ended May 29,
	2009 and May 30, 2008	7

	Notes to Consolidated Financial
	Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24
Item 4T.	Controls and Procedures	24

PART II. Other Information

Item 1A.	Risk Factors	25
Item 6.	Exhibits	26
	Signatures	27

PART I.     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Wegener™ Corporation (the “Company”, “we”, “our” or “us”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The consolidated balance sheet as of May 29, 2009; the consolidated statements of shareholders' equity as of May 29, 2009, and May 30, 2008; the consolidated statements of operations for the three and nine months ended May 29, 2009, and May 30, 2008; and the consolidated statements of cash flows for the nine months ended May 29, 2009, and May 30, 2008; have been prepared without audit.  The consolidated balance sheet as of August 29, 2008, has been audited by independent registered public accountants.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2008, File No. 0-11003.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods.  The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	May 29,	May 30,	May 29,	May 30,
	2009	2008	2009	2008

Revenue, net	$2,946,898	$4,392,919	$9,780,799	$16,085,268

Operating costs and expenses
Cost of products sold	2,068,310	2,794,068	6,740,407	9,882,172
Selling, general and administrative	1,218,126	1,475,383	3,414,179	4,144,125
Research and development	513,835	859,114	1,593,677	2,437,697

Operating costs and expenses	3,800,271	5,128,565	11,748,263	16,463,994

Operating loss	(853,373)	(735,646)	(1,967,464)	(378,726)
Interest expense	(29,429)	(40,684)	(99,829)	(112,526)
Other income	-	1,206	-	1,946

Net loss	$(882,802)	$(775,124)	$(2,067,293)	$(489,306)

Net loss per share:
Basic and diluted	$(0.07)	$(0.06)	$(0.16)	$(0.04)

Shares used in per share calculation
Basic and diluted	12,647,051	12,647,051	12,647,051	12,647,051

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 29, 2009	August 29, 2008
Assets

Current assets
Cash	$13,257	$8,023
Accounts receivable, net	1,903,962	2,963,060
Inventories, net	5,334,662	6,295,476
Other	217,118	211,832

Total current assets	7,468,999	9,478,391

Property and equipment, net	1,439,437	1,709,250
Capitalized software costs, net	1,265,303	1,217,585
Other assets	350,816	454,050
Land held for sale	353,712	353,712

Total assets	$10,878,267	$13,212,988

Liabilities and Shareholders’ Equity

Current liabilities
Bank line of credit	$3,334,676	$1,883,243
Accounts payable	2,067,226	1,971,379
Accrued expenses	1,580,672	1,871,887
Deferred revenue	515,848	771,521
Customer deposits	659,747	1,927,567

Total current liabilities	8,158,169	8,425,597

Commitments and contingencies	-	-

Shareholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized; 12,647,051 shares outstanding, respectively	126,471	126,471
Additional paid-in capital	20,006,702	20,006,702
Deficit	(17,413,075)	(15,345,782)

Total shareholders’ equity	2,720,098	4,787,391

Total liabilities and shareholders’ equity	$10,878,267	$13,212,988

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit

Balance at August 31, 2007	12,647,051	$126,471	$19,999,022	$(15,729,065)

Share-based compensation expense	-	-	7,680	-
Net loss for the nine months	-	-	-	(489,306)
BALANCE at May 30, 2008	12,647,051	$126,471	$20,006,702	$(16,218,371)

Balance at August 29, 2008	12,647,051	$126,471	$20,006,702	$(15,345,782)

Net loss for the nine months	-	-	-	(2,067,293)
BALANCE at May 29, 2009	12,647,051	$126,471	$20,006,702	$(17,413,075)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	May 29,	May 30,
	2009	2008

Cash flows from operating activities
Net loss	$(2,067,293)	$(489,306)
Adjustments to reconcile net loss to cash (used) provided by operating activities
Depreciation and amortization	1,113,248	1,405,726
Share-based compensation expense	-	7,680
Increase in provision for bad debts	-	35,000
Increase in provision for inventory reserves	330,000	-
Decrease in provision for warranty reserves	(130,000)	(160,000)
Changes in assets and liabilities
Accounts receivable	1,059,098	1,669,614
Inventories	630,814	(2,344,990)
Other assets	10,633	(113,046)
Accounts payable	95,847	1,404,244
Accrued expenses	(161,215)	(524,354)
Deferred revenue	(255,673)	1,276,778
Customer deposits	(1,267,820)	(936,852)

Net cash (used) provided by operating activities	(642,361)	1,230,494

Cash flows from investment activities
Property and equipment expenditures	(1,742)	(311,203)
Capitalized software additions	(785,366)	(869,490)
License agreement, patent, and trademark, expenditures	(16,730)	(35,596)

Net cash used for investing activities	(803,838)	(1,216,289)

Cash flows from financing activities
Net change in revolving line of credit	1,451,433	(14,176)

Net cash provided (used) by financing activities	1,451,433	(14,176)

Increase in cash and cash equivalents	5,234	29
Cash, beginning of period	8,023	6,728

Cash, end of period	$13,257	$6,757

Supplemental disclosure of cash flow information:
Cash paid during the nine months for:
Interest	$100,145	$112,526

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  1  Going Concern
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

Our fiscal 2009 bookings to date, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures, foreign exchange rate fluctuations, particularly with the Mexican peso, and general adverse economic and credit conditions.  WCI’s backlog scheduled to ship within eighteen months was approximately $5.0 million at May 29, 2009, compared to $8.5 million at August 29, 2008, and $8.2 million at May 30, 2008.  The total multi-year backlog at May 29, 2009, was approximately $8.2 million, compared to $13.3 million at August 29, 2008 and $13.6 million at May 30, 2008.  Approximately $1.1 million of the May 29, 2009 backlog is scheduled to ship during the remainder of fiscal 2009.

Significant fiscal 2009 shippable bookings are currently required to meet our financial projections for the fourth quarter of fiscal 2009 and fiscal 2010.  Our bookings and revenues to date have been insufficient to provide adequate levels of cash flow from operations or adequate levels of collateral to support our estimates of required borrowings during the remainder of fiscal 2009 and into fiscal 2010.

At May 29, 2009, our net inventory balances were $5,335,000 compared to $6,295,000 at August 29, 2008, and $3,380,000 at August 31, 2007.  The increase in inventories during fiscal 2008 was primarily due to our new product introductions of the iPump® 562 Enterprise Media Server, the Unity® 552 receiver and the Encompass-LE2 audio receiver. In addition, inventory levels were increased for the iPump® 6400 Media Server and Nielsen Media Research products.  These inventory purchases were made based on existing orders and expected future bookings.

During the fourth quarter of fiscal 2008 and first nine months of fiscal 2009, we made reductions in headcount to bring the current number of employees to 63, and reduced engineering consulting and other overhead expenses. Beginning in January 2009, we reduced paid working hours Company-wide by approximately 10%. Our low level of revenues to date has been insufficient to generate positive cash flow from operations. In addition, the resulting low levels of accounts receivable, which serve as collateral under our line of credit, has limited our level of borrowings during the second and third quarters and subsequent to May 29, 2009. As a result, to stay within our borrowing availability limits, we negotiated extended payment terms with our two offshore vendors and have been extending other vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. Any interruption of services or materials would likely have an adverse impact on our operations.

During the third quarter, we retained a second financial advisor to assist us in a possible refinancing of our debt and our continuing efforts to raise capital and explore possible strategic opportunities.  Should adequate capital or financing not be available, and should increased revenues not materialize, we are committed to further reducing operating costs to bring them in line with reduced revenue levels.  No assurances can be given that operating costs can be sufficiently reduced to allow us to continue as a going concern.  If we are unable to continue as a going concern, we will likely be forced to seek protection under the federal bankruptcy laws.

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

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."  Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations.  Service revenues are recognized at the time of performance.  Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced and the fair value of future performance obligations are recorded as deferred revenue.  In addition, invoices generated in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met. At May 29, 2009, deferred extended service maintenance revenues were $453,000 and deferred revenues related to future performance obligations and invoices generated in excess of revenue recognized were $63,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2009 and into fiscal 2010.

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  For the nine months ended May 29, 2009, revenues in the amount of $1,113,000 were recorded as bill and hold transactions.  At May 29, 2009, accounts receivable for these transactions amounted to $325,000.

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

Share-Based Compensation
We account for share-based payments to employees, including grants of employee stock options, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R).  SFAS 123R requires that these awards be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  For the nine months ended May 29, 2009, there was no stock-based compensation expense and no options were granted.  For the nine months ended May 30, 2008, share-based compensation expense included in selling, general and administrative expenses amounted to approximately $8,000. The weighted average fair value of options granted during the nine months ended May 30, 2008 was $.51 with an aggregate total value of $8,000.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	May 29, 2009	May 30, 2008	May 29, 2009	May 30, 2008
Risk free interest rate	-	-	-	3.45%
Expected term	-	-	-	5.0 years
Volatility	-	-	-	70%
Expected annual dividends	-	-	-	None
Forfeiture rate	-	-	-	-

The following table summarizes stock option transactions for the nine months ended May 29, 2009:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at August 29, 2008	928,531	$.63 – 2.72	$1.55
Forfeited or cancelled	(197,156)	1.47 – 2.72	2.03
Outstanding at May 29, 2009	731,375	$.63 – 2.50	$1.42
Available for issue at May 29, 2009	-	-	-
Options exercisable at May 29, 2009	731,375	$.63 – 2.50	$1.42
August 29, 2008	928,531	$.63 – 2.72	$1.55

The key terms of the stock options granted under our incentive plans are included in the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2008.

Bank Overdrafts
Bank overdrafts consist of outstanding checks that have not cleared our bank.  Overdrafts are offset against cash balances to the extent that cash balances are available in the account on which the checks are issued.  Remaining balances of overdrafts are included in our accounts payable balances.  At May 29, 2009, outstanding checks in the amounts of $499,000 were included in accounts payable balances.

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

Note 3      Accounts Receivable
Accounts receivable are summarized as follows:

	(Unaudited)
	May 29, 2009	August 29, 2008

Accounts receivable	$1,982,244	$3,090,272
Other receivables	78,889	103,021
	2,061,133	3,193,293

Less allowance for doubtful accounts	(157,171)	(230,233)

Accounts receivable, net	$1,903,962	$2,963,060

Note 4      Inventories
Inventories are summarized as follows:

	(Unaudited)
	May 29, 2009	August 29, 2008

Raw material	$4,652,661	$5,312,531
Work-in-process	1,034,094	1,301,753
Finished goods	4,037,262	3,751,497
	9,724,017	10,365,781

Less inventory reserves	(4,389,355)	(4,070,305)

Inventories, net	$5,334,662	$6,295,476

Our inventory reserve of approximately $4,389,000 at May 29, 2009 is to provide for items that are potentially slow-moving, excess or obsolete.  During the first nine months of fiscal 2009, inventory reserves were increased by provisions of $330,000 and reduced by writeoffs of approximately $11,000.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices.  No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should our sales efforts not be successful.

Note 5      Land held for sale
During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Johns Creek, Georgia.  The Company evaluated the criteria of SFAS No. 144 (as amended), “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), and concluded that these assets qualified as assets held for sale.  In accordance with SFAS No. 144, the land is classified as land held for sale at its historic carrying value of $354,000 (lower of carrying amount or fair value less costs to sell) in the consolidated balance sheets as of May 29, 2009 and August 29, 2008.  The land was acquired in August 1989 and no impairment charges were recorded related to the reclassification.  On November 26, 2008, we executed a contract to sell the land for approximately $840,000, less applicable commissions and closing costs. The contract contained various contingencies, including an inspection period for determination of suitability for intended use and rezoning of the property.    On March 23, 2009, pursuant to terms of the contract, the buyer terminated the contract.  We intend to continue to market the property for sale.

Note 6      Other Assets (unaudited)
Other assets consisted of the following:

	May 29, 2009
	Cost	Accumulated Amortization	Net
License agreements	$958,800	$(946,384)	$12,416
Patents and patent applications	353,057	(61,371)	291,686
Trademarks	82,820	(51,328)	31,492
Loan facility fees	100,000	(91,667)	8,333
Other	6,889	-	6,889
	$1,501,566	$(1,150,750)	$350,816

	August 29, 2008
	Cost	Accumulated Amortization	Net
License agreements	$958,800	$(925,384)	$33,416
Patents and patent applications	336,328	(47,725)	288,603
Trademarks	82,820	(41,011)	41,809
Loan facility fees	100,000	(16,667)	83,333
Other	6,889	-	6,889
	$1,484,837	$(1,030,787)	$454,050

Amortization expense of other assets for the three and nine months ended May 29, 2009, amounted to $40,000 and $120,000, respectively.  Amortization expense of other assets for the three and nine months ended May 30, 2008, amounted to $50,000 and $169,000, respectively.

We conduct an ongoing review of our intellectual property rights and potential trademarks.  At May 29, 2009, the cost of registered patents and trademarks amounted to $126,000 and $82,000, respectively.  Additionally, as of May 29, 2009, we have cumulatively incurred $228,000 of legal fees related to the filing of applications for various patents not yet approved and $1,000 related to the filing of trademarks.  Upon issuance, these legal costs will be amortized on a straight-line basis over the lesser of the legal life or the estimated useful lives of the patent or trademark.  If it becomes more likely than not that a patent application will not be granted, we will write-off the deferred cost at that time.  Patents and trademarks are amortized over their estimated useful life of four to ten years.  License agreements are amortized over their estimated useful life of one to five years.  Loan facility fees are amortized over 12 months.

Note 7      Accrued Expenses
Accrued expenses consist of the following:

	(Unaudited)
	May 29, 2009	August 29, 2008

Vacation	$535,213	$557,478
Payroll and related expenses	244,910	354,673
Royalties	140,820	159,115
Warranty	98,882	228,882
Taxes and insurance	181,353	150,318
Commissions	31,516	37,391
Professional fees	245,151	337,408
Other	102,827	46,622
	$1,580,672	$1,871,887

Accrued  Warranty
We warrant our products for a 12 to 14 month period beginning at the date of shipment.  The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer.  We expense costs for routine warranty repairs as incurred.  Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified.  Accrued warranty liabilities amounted to $99,000 at May 29, 2009.  For the nine months ended May 29, 2009, the warranty provisions were reduced by $130,000 for previously estimated provisions that were no longer required.

Note  8     Deferred Revenue
Deferred revenue consists of the unrecognized revenue portion of extended service maintenance contracts and the fair value of revenue related to future performance obligations. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year.  At May 29, 2009, deferred extended service maintenance revenues were $453,000 and deferred revenues related to future performance obligations and invoices generated in excess of revenue recognized were $63,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2009 and into fiscal 2010.

Note  9     Financing Agreements
Revolving Line of Credit and Term Loan Facility

WCI’s bank loan facility provides a maximum available credit limit of $5,000,000 subject to availability advance formulas.  During the third quarter of fiscal 2009 the bank informally capped the loan facility at $4,000,000.  The loan facility matures on September 30, 2009, or upon demand, and requires an annual facility fee of 2% of the maximum credit limit.  The loan facility consists of a term loan and a revolving line of credit bearing interest at the bank’s prime rate (3.25% at May 29, 2009).  The bank retained the right to adjust the interest rate, subject to the financial performance of the Company.  During the second quarter of fiscal 2009, the bank notified WCI of its intent not to renew the loan facility upon maturity.   Although we are in discussions with potential financing sources, there is no assurance that such financing will be available or, if available, that we will be able to complete financing on satisfactory terms.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions.  Principal advances are payable monthly over 60 months with a balloon payment due at maturity.  The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances.  In addition, the facility provides for advances in excess of the availability formulas of up to $1,000,000 during the term of the facility.  The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.  At May 29, 2009, balances outstanding on the revolving line of credit amounted to approximately $3,335,000 and no borrowings were outstanding under the equipment term loan portions of the loan facility.  The loan facility is also used to support import letters of credit issued to offshore manufacturers. At May 29, 2009, no letters of credit were outstanding.

At May 29, 2009, approximately $197,000 was available to borrow under the advance formulas.  During the first nine months of fiscal 2009, the average daily balance outstanding was $3,441,000 and the highest outstanding balance was $4,077,000.  At June 26, 2009, approximately $185,000 was available to borrow under the advance formulas.

Under the loan facility, at the end of fiscal 2009 we are required to maintain a minimum tangible net worth.  In addition, we are required to retain certain executive officers, maintain certain financial ratios, and are precluded from paying dividends.

At May 29, 2009, we had land and buildings with a cost basis of $4,457,000 (including land held for sale of $354,000).  Although land and buildings are subject to a lien under the loan facility, they are not currently used in the existing loan facility’s availability advance formulas and have no mortgage balances outstanding.  During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Duluth (Johns Creek), Georgia (see note 5 to the consolidated financial statements).  Proceeds from the sale of the land would be used to pay any balances outstanding on the revolving line of credit.

Note 10    Income Taxes
For the nine months ended May 29, 2009, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance.  The valuation allowance increased $744,000 in the first nine months of fiscal 2009.  At May 29, 2009, net deferred tax assets of $6,622,000 were fully reserved by a valuation allowance.

At May 29, 2009, we had a federal net operating loss carryforward of approximately $11,389,000, which expires beginning fiscal 2020 through fiscal 2028.  Additionally, we had an alternative minimum tax credit of $134,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

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

	Three months ended
	May 29, 2009			May 30, 2008
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net loss	$(882,802)			$(775,124)

Basic loss per share:
Net loss available to common shareholders	$(882,802)	12,647,051	$(0.07)	$(775,124)	12,647,051	$(0.06)

Effect of dilutive potential common shares:
Stock options	-	-		-	-

Diluted loss per share:
Net loss available to common shareholders	$(882,802)	12,647,051	$(0.07)	$(775,124)	12,647,051	$(0.06)

	Nine months ended
	May 29, 2009			May 30, 2008
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net loss	$(2,067,293)			$(489,306)

Basic loss per share:
Net loss available to common shareholders	$(2,067,293)	12,647,051	$(0.16)	$(489,306)	12,647,051	$(0.04)

Effect of dilutive potential common shares:
Stock options	-	-		-	-

Diluted loss per share:
Net loss available to common shareholders	$(2,067,293)	12,647,051	$(0.16)	$(489,306)	12,647,051	$(0.04)

Stock options excluded from the diluted net loss per share calculation due to their anti-dilutive effect are as follows:

	Three months ended		Nine months ended
	May 29, 2009	May 30, 2008	May 29, 2009	May 30, 2008
Common stock options:
Number of shares	731,375	933,531	731,375	933,531
Exercise price	$.63 to $2.50	$1.09 to $2.72	$0.63 to $2.50	$0.63 to $2.72

Note 12    Segment Information and Significant Customers (Unaudited)
In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we operate within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment we have three sources of revenues as follows:

	Three months ended		Nine months ended
	May 29, 2009	May 30, 2008	May 29, 2009	May 30, 2008
Product Line	$2,783,575	$4,246,745	$9,267,083	$15,636,319
Direct Broadcast Satellite	9,446	4,170	18,905	20,193
Analog and Custom Products	153,877	142,004	494,811	428,756
Service	$2,946,898	$4,392,919	$9,780,799	$16,085,268

Concentrations of revenue are likely to occur in any one or more of our products in any of our reporting periods. Product revenues are subject to fluctuations from quarter to quarter and year to year as new products and technologies are introduced, new product features and enhancements are added and as customers upgrade or expand their network operations.

Concentration of products representing 10% or more of the respective periods’ revenues is as follows:

	Three months ended		Nine months ended
	May 29, 2009	May 30, 2008	May 29, 2009	May 30, 2008

Product
iPump Media Servers	20.2%	30.0%	14.9%	12.2%
Professional and broadcast receivers	12.0%	14.7%	17.4%	32.4%
SMD 515 IPTV set top boxes	(a)	16.5%	(a)	10.3%
Enterprise media receivers	10.9%	(a)	12.9%	11.6%
Audio broadcast receivers	14.4%	13.3%	16.9%	(a)
Network control products	14.4%	(a)	16.6%	(a)

(a) Revenues for the period were less than 10% of total revenues.

Products representing 10% or more of annual revenues are subject to fluctuations from quarter to quarter as new products and technologies are introduced, new product features and enhancements are added and as customers upgrade or expand their network operations.

Revenues by geographic area are as follows:

	Three months ended		Nine months ended
	May 29, 2009	May 30, 2008	May 29, 2009	May 30, 2008

Geographic Area
United States	$2,110,643	$2,701,045	$8,664,227	$13,135,504
Latin America	636,330	1,308,898	818,228	2,138,250
Canada	9,662	42,951	21,414	343,166
Europe	188,477	326,706	274,064	422,623
Other	1,786	13,319	2,866	45,725

	$2,946,898	$4,392,919	$9,780,799	$16,085,268

All of our long-lived assets are located in the United States.

Customers representing 10% or more of the respective period’s revenues are as follows:

	Three months ended		Nine months ended
	May 29, 2009	May 30, 2008	May 29, 2009	May 30, 2008

Customer 1	(a)	28.4%	(a)	12.1%
Customer 2	(a)	(a)	(a)	19.2%
Customer 3	(a)	16.6%	(a)	(a)
Customer 4	11.6%	15.2%	10.3%	14.6%
Customer 5	17.0%	13.3%	14.3%	(a)
Customer 6	(a)	(a)	(a)	10.1%
Customer 7	12.9%	(a)	10.8%	(a)
Customer 8	(a)	(a)	26.7%	(a)
Customer 9	18.2%	(a)	(a)	(a)

(a)	Revenues for the period were less than 10% of total revenues.

Note 13    Commitments
We have two manufacturing and purchasing agreements for certain finished goods inventories. At May 29, 2009, outstanding purchase commitments under these agreements amounted to $357,000.

Note 14    Guarantees and and Indemnifications
Letters of Credit
We provide standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements.  At May 29, 2009, we had no letters of credit outstanding.

Financing Agreements
The Company guarantees the bank loan facility of WCI.  The bank facility provides a maximum available credit limit of $5,000,000.  During the third quarter of fiscal 2009 the bank informally capped the loan facility at $4,000,000.  At May 29, 2009, balances outstanding on the loan facility were $3,335,000.

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

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1. of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended August 29, 2008, contained in the Company’s 2008 Annual Report on Form 10-K.

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements are subject to the safe harbors created thereby.  Forward-looking statements may be identified by words such as "believes," "expects," "projects," "plans," "anticipates," and similar expressions, and include, for example, statements relating to expectations regarding  future sales, income and cash flows.  Forward-looking statements are based upon the Company’s current expectations and assumptions, which are subject to a number of risks and uncertainties including, but not limited to:  customer acceptance and effectiveness of recently introduced products; development of additional business for the Company’s digital video and audio transmission product lines; effectiveness of the sales organization; the successful development and introduction of new products in the future; delays in the conversion by private and broadcast networks to next generation digital broadcast equipment; acceptance by various networks of standards for digital broadcasting; the Company’s liquidity position and capital resources; general market and industry conditions which may not improve during the remainder of fiscal year 2009  and beyond; and success of the Company’s research and development efforts aimed at developing new products.  Additional potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, intellectual property disputes, performance issues with key suppliers and subcontractors, delays in product development and testing, availability of raw materials, new and existing well-capitalized competitors, and other risks and uncertainties detailed from time to time in the Company’s periodic Securities and Exchange Commission filings, including the Company’s most recent Annual Report on Form 10-K.  Such forward-looking statements are subject to risks, uncertainties and other factors and are subject to change at any time, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Forward-looking statements speak only as of the date the statement was made. The Company does not undertake any obligation to update any forward-looking statements.

These risks are exacerbated by the recent crisis in national and international financial markets and the global economic downturn, and we are unable to predict with certainty what long-term effects these developments will continue to have on our Company.  During 2008 and into 2009, the capital and credit markets have experienced unprecedented levels of extended volatility and disruption.  We believe that these unprecedented developments have adversely affected our business, financial condition and results of operations in the first nine months of fiscal 2009.

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

Revenues for the three months ended May 29, 2009 decreased $1,446,000 or 32.9% to $2,947,000 as compared to $4,393,000 for the three months ended May 30, 2008.  Revenues for the nine months ended May 29, 2009 decreased $6,304,000 or 39.2% to $9,781,000 as compared to $16,085,000 for the nine months ended May 30, 2008.  Operating results for the three and nine month periods ended May 29, 2009, were a net loss of $(883,000) or $(0.07) per share and a net loss of $(2,067,000) or $(0.16) per share, respectively, compared to a net loss of $(775,000) or $(0.06) per share and a net loss of $(489,000) or $(0.04) per share for the same periods ended May 30, 2008.

During the first, second and third quarters of fiscal 2009 bookings were approximately $1.3, $1.7 and $1.1 million, respectively. Our fiscal 2009 bookings to date, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations and internal forecast primarily as a result of customer delays in purchasing decisions, deferral of project expenditures, foreign exchange rate fluctuations, particularly with the Mexican peso, and general adverse economic and credit conditions.

Financial Position and Liquidity

Bookings and revenues during the first nine months of fiscal 2009, as well as bookings and revenues subsequent to May 29, 2009, were insufficient to provide adequate levels of cash flow from operations or adequate levels of collateral to support our estimates of required borrowings during the remainder of fiscal 2009 and into fiscal 2010.   In addition, during the second quarter of fiscal 2009, our bank notified WCI of its intent not to renew our loan facility when it matures on September 30, 2009.  As a result, we need to raise additional capital or obtain additional credit facilities during fiscal 2009 to continue as a going concern and to execute our business plan.

At May 29, 2009, we had line of credit borrowings outstanding of $3,335,000. Our bank loan facility is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories.  During the third quarter of fiscal 2009 the bank informally capped the loan facility at $4,000,000.  At May 29, 2009, approximately $197,000 remained available to borrow under the advance formulas.  At May 29, 2009, no letters of credit were outstanding.  At June 26, 2009, approximately $185,000 was available to borrow under the advance formulas.

During the first nine months of fiscal 2009, our line of credit net outstanding borrowings increased $1,452,000 to $3,335,000 at May 29, 2009, from $1,883,000 at August 29, 2008.  Operating activities used $642,000 of cash and investing activities used $804,000 of cash, which consisted of capitalized software additions of $785,000, equipment additions of $2,000, and $17,000 for legal fees related to the filing of applications for various patents and trademarks.

(See the Liquidity and Capital Resources section on page 21 for further discussion.)

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MAY 29, 2009 COMPARED TO THREE AND NINE MONTHS ENDED MAY 30, 2008

The following table sets forth, for the periods indicated, the components of the results of operations as a percentage of sales:

	Three months ended		Nine months ended
	May 29, 2009	May 30, 2008	May 29, 2009	May 30, 2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of products sold	70.2	63.6	68.9	61.4
Gross margin	29.8	36.4	31.1	38.6
Selling, general, and administrative	41.3	33.6	34.9	25.8
Research & development	17.4	19.5	16.3	15.1
Operating loss	(28.9)	(16.7)	(20.1)	(2.3)
Interest expense	(1.0)	(0.9)	(1.0)	(0.7)
Net loss	(29.9)%	(17.6)%	(21.1)%	(3.0)%

The operating results for the three and nine month periods ended May 29, 2009, were a net loss of $(883,000) or $(0.07) per share and a net loss of $(2,067,000) or $(0.16) per share, respectively, compared to a net loss of $(775,000) or $(0.06) per share and a net loss of $(489,000) or $(0.04) per share for the same periods ended May 30, 2008.

Revenues - Revenues for the three months ended May 29, 2009 decreased $1,446,000 or 32.9% to $2,947,000 as compared to $4,393,000 for the three months ended May 30, 2008.  Revenues for the nine months ended May 29, 2009 decreased $6,304,000 or 39.2% to $9,781,000 as compared to $16,085,000 for the nine months ended May 30, 2008.

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

Direct Broadcast Satellite (DBS) revenues (including service revenues) decreased $1,452,000 or 33.1% in the third quarter of fiscal 2009 to $2,937,000 compared to $4,389,000 in the same period of fiscal 2008.  For the nine months ended May 29, 2009, DBS revenues decreased $6,303,000 or 39.2% to $9,762,000 compared to $16,065,000 for the nine months ended May 30, 2008.  Fiscal 2009 third quarter and first nine months revenues included SpoTTrac®  and NAVE IIc® encoders used to encode Nielsen Media Research identification tags into media for Nielsen program ratings; iPump® 6420 media servers and Compel® network control software for Comtelsat De Mexico’s network expansion; continued shipments of our new Encompass LE2, our next generation business music audio receiver, to business music provider, Muzak LLC. and shipments to MegaHertz for distribution of our products to the U.S. cable market.  In addition, revenues for the first nine months of fiscal 2009 included iPump® 6420 media servers and Compel® network control software for Dial Global’s network expansion. The third quarter of fiscal 2008 included revenues from partial shipments of our SMD 515 IPTV set top box to Conklin-Intracom for use in providing premium IPTV services by telco operators in North America and shipments of our iPump® 562 enterprise media server to Satellite Store Link (SSL) for expansion of SSL’s digital signage projects in Latin America  In addition, the first nine months of fiscal 2008 benefited from completion of shipments of our Unity® 4600 to the Big Ten Network, a new cable network distributed by Fox Cable Networks.

For the three months ended May 29, 2009, four customers accounted for 18.2%, 17.0%, 12.9% and 11.6% of revenues, respectively.  For the nine months ended May 29, 2009, three of these customers accounted for 14.3%, 10.8% and 10.3% of revenues, respectively and one other customer accounted for 26.7% of revenues.  For the three months ended May 30, 2008, four customers accounted for 28.4%, 16.6%, 15.2% and 13.3% of revenues, respectively.  For the nine months ended May 30, 2008, two of these customers accounted for 14.6% and 12.1% of revenues, respectively and two other customers accounted for 19.2% and 10.1% of revenues, respectively.  Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout the remainder of fiscal 2009 and beyond.

Concentrations of revenue are likely to occur in any one or more of our products in any of our reporting periods. Product revenues are subject to fluctuations from quarter to quarter and year to year as new products and technologies are introduced, new product features and enhancements are added and as customers upgrade or expand their network operations (See note 12). Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within 18 months.  WCI’s backlog was approximately $5.0 million at May 29, 2009, compared to $8.5 million at August 29, 2008, and $8.2 million at May 30, 2008. Four customers accounted for 62.4%, 14.5%, 5.5% and 4.0%, respectively, of the backlog at May 29, 2009. The total multi-year backlog at May 29, 2009, was approximately $8.2 million compared to $13.3 million at August 29, 2008 and $13.6 million at May 30, 2008.

Gross Profit Margins - The Company's gross profit margin percentages were 29.8% and 31.1% for the three and nine months ended May 29, 2009, compared to 36.4% and 38.6% for the same periods ended May 30, 2008. Gross profit margin dollars decreased $720,000 or 45.0% and $3,163,000 or 51.0% for the three and nine month periods ended May 29, 2009, respectively, compared to the same periods ended May 30, 2008.  The decreases in margin percentages and dollars for the three and nine months ended May 29, 2009 were mainly due to the decrease in revenues which resulted in higher unit fixed costs.  Profit margins in the three and nine month periods of fiscal 2009 included capitalized software amortization expense of $237,000 and $738,000, respectively, compared to $310,000 and $930,000 for the same periods of fiscal 2008. Inventory reserve charges were $100,000 and $330,000 in the three and nine month periods of fiscal 2009, respectively, compared to none in the same periods of fiscal 2008.  Severance costs included in three and nine month periods ended May 29, 2009, were $71,000 and $82,000, respectively.  Profit margins in the nine month period of fiscal 2009 were favorably impacted by a reversal of an accrued warranty liability of $130,000 for previously estimated warranty provisions that were no longer required.  Profit margins in the three and nine month periods of fiscal 2008 included a reversal of an accrued warranty liability of $210,000 for previously estimated warranty provisions that were no longer required.  Warranty provision expenses were $50,000 in the three and nine month periods of fiscal 2008 compared to none in the same periods in fiscal 2009.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses decreased $257,000 or 17.4% to $1,218,000 for the three months ended May 29, 2009, compared to $1,475,000 for the same period of fiscal 2008. For the nine months ended May 29, 2009, SG&A expenses decreased $730,000 or 17.6% to $3,414,000 compared to $4,144,000 for the same period of fiscal 2008. Corporate SG&A expenses in the third quarter of fiscal 2009 decreased $8,000, or 2.5%, to $327,000 compared to $335,000 for the same period in fiscal 2008. For the nine months ended May 29, 2009, corporate SG&A expenses decreased $65,000, or 7.9%, to $762,000 compared to $827,000 in the same period in fiscal 2008. The corporate SG&A decrease for the nine months was mainly due to lower professional fees and director compensation. Director compensation expense included $8,000 of noncash share-based compensation expense in the nine months ended May 30, 2008, compared to none in the same period of fiscal 2009.  WCI’s SG&A expenses decreased $249,000, or 21.8%, to $891,000 from $1,140,000 and $665,000, or 20.0%, to $2,652,000 from $3,317,000 for the three and nine months ended May 29, 2009, compared to the same periods in fiscal 2008.  The decrease in WCI’s SG&A expenses for the three months ended May 29, 2009 was mainly due to decreases in salaries of $74,000, sales and marketing expenses of $95,000, general overhead costs of $41,000 and in-house commission expenses of $39,000.  The decrease in WCI’s SG&A expenses for the nine months ended May 29, 2009 was mainly due to decreases in salaries of $110,000, sales and marketing expenses of $212,000, general overhead costs of $190,000, in-house commission expenses of $118,000 and bad debt provisions of $35,000.  The salary expense decreases in the three and nine month periods were offset by increased severance costs of $49,000 and $62,000, respectively.  As a percentage of revenues, SG&A expenses were 41.3% and 34.9% for the three and nine month periods ended May 29, 2009, respectively, compared to 33.6% and 25.8% for the same periods in fiscal 2008.

Research and Development - Research and development (R&D) expenditures, including capitalized software development costs, were $760,000 or 25.8% of revenues, and $2,379,000 or 24.3% of revenues, for the three and nine month periods ended May 29, 2009, compared to $1,184,000 or 27.0% of revenues, and $3,307,000 or 20.6% of revenues, for the same periods of fiscal 2008.  The decreases in expenditures in the three and nine months ended May 29, 2009, compared to the same periods of fiscal 2008, were mainly due to lower salaries, as a result of reduced head count and a reduction in Company-wide paid working hours, and lower consulting costs. The salary expense decreases in the three and nine month periods were offset by increased severance costs of $68,000.  Capitalized software development costs amounted to $246,000 and $785,000 for the third quarter and first nine months of fiscal 2009 compared to $325,000 and $869,000 for the same periods of fiscal 2008.  The decreases in capitalized software costs were related to completed projects and reductions in headcount and consulting costs.  Research and development expenses, excluding capitalized software expenditures, were $514,000 or 17.4% of revenues, and $1,594,000 or 16.3% of revenues, for the three and nine months ended May 29, 2009, respectively, compared to $859,000 or 19.6% of revenues, and $2,438,000 or 15.2% of revenues, for the same periods of fiscal 2008.  The decreases in expenses in the three and nine month periods of fiscal 2009 compared to the same periods in fiscal 2008 were due to the decrease in salaries and consulting costs discussed above.

Interest Expense - Interest expense decreased $11,000 to $30,000 for the three months ended May 29, 2009, compared to $41,000 for the three months ended May 30, 2008.  For the nine months ended May 29, 2009, interest expense decreased $13,000 to $100,000 compared to $113,000 for the same period in fiscal 2008. For the three and nine months ended May 29, 2009, interest expense was favorably impacted by a lower average bank prime rate which was offset by an increase in the average outstanding line-of-credit balance.

Income Tax Expenses – For the nine months ended May 29, 2009, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $744,000 in the first nine months of fiscal 2009.  At May 29, 2009, net deferred tax assets of $6,622,000 were fully reserved by a valuation allowance.  At May 29, 2009, we had a federal net operating loss carryforward of approximately $11,389,000, which expires beginning fiscal 2020 through fiscal 2028.  Additionally, we had an alternative minimum tax credit of $134,000 and state income tax credits of $199,000 expiring in fiscal 2009, both of which were fully offset by the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
NINE MONTHS ENDED MAY 29, 2009

Our fiscal 2009 bookings in the first nine months of $4.1 million, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures, foreign exchange rate fluctuations, particularly with the Mexican peso, and general adverse economic and credit conditions.  WCI’s backlog scheduled to ship within eighteen months was approximately $5.0 million at May 29, 2009, compared to $8.5 million at August 29, 2008, and $8.2 million at May 30, 2008.  The total multi-year backlog at May 29, 2009, was approximately $8.2 million, compared to $13.3 million at August 29, 2008 and $13.6 million at May 30, 2008.  Approximately $1.1 million of the May 29, 2009 backlog is scheduled to ship during the remainder of fiscal 2009.

Significant fiscal 2009 shippable bookings are currently required to meet our financial projections for the fourth quarter of fiscal 2009 and fiscal 2010.  Our bookings and revenues to date have been insufficient to provide adequate levels of cash flow from operations or adequate levels of collateral to support our estimates of required borrowings during the remainder of fiscal 2009 and into fiscal 2010.

At May 29, 2009, our net inventory balances were $5,335,000 compared to $6,295,000 at August 29, 2008, and $3,380,000 at August 31, 2007.  The increase in inventories during fiscal 2008 was primarily due to our new product introductions of the iPump® 562 Enterprise Media Server, the Unity® 552 receiver and the Encompass-LE2 audio receiver. In addition, inventory levels were increased for the iPump® 6400 Media Server and Nielsen Media Research products.  These inventory purchases were made based on existing orders and expected future bookings.

During the fourth quarter of fiscal 2008 and first nine months of fiscal 2009, we made reductions in headcount to bring the current number of employees to 63, and reduced engineering consulting and other overhead expenses. Beginning in January 2009, we reduced paid working hours Company-wide by approximately 10%. Our low level of revenues to date has been insufficient to generate positive cash flow from operations. In addition, the resulting low levels of accounts receivable, which serve as collateral under our line of credit, has limited our level of borrowings during the second and third quarters and subsequent to May 29, 2009. As a result, to stay within our borrowing availability limits, we negotiated extended payment terms with our two offshore vendors and have been extending other vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. Any interruption of services or materials would likely have an adverse impact on our operations.

During the third quarter, we retained a second financial advisor to assist us in a possible refinancing of our debt and our continuing efforts to raise capital and explore possible strategic opportunities.  Should adequate capital or financing not be available, and should increased revenues not materialize, we are committed to further reducing operating costs to bring them in line with reduced revenue levels.  No assurances can be given that operating costs can be sufficiently reduced to allow us to continue as a going concern.  If we are unable to continue as a going concern, we will likely be forced to seek protection under the federal bankruptcy laws.

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

Financing Agreements

At May 29, 2009, our primary source of liquidity was a $5,000,000 bank loan facility, which is subject to availability advance formulas based on eligible accounts receivable, import letter of credit commitment balances and inventories.  During the third quarter of fiscal 2009 the bank informally capped the loan facility at $4,000,000. The loan facility consists of a term loan and a revolving line of credit with a combined borrowing limit of $5,000,000, bearing interest at the bank’s prime rate (3.25% at May 29, 2009).  The bank retained the right to adjust the interest rate, subject to the financial performance of the Company. The loan facility matures on September 30, 2009, or upon demand, and requires an annual facility fee of 2% of the maximum credit limit.  During the second quarter of fiscal 2009, the bank notified WCI of its intent not to renew the loan facility upon maturity. Although we are in discussions with potential financing sources, there is no assurance that such financing will be available or, if available, that we will be able to complete financing on satisfactory terms.

During the first nine months of fiscal 2009, our line of credit net outstanding borrowings increased $1,452,000 to $3,335,000 at May 29, 2009, from $1,883,000 at August 29, 2008.  During the first nine months of fiscal 2009, the average daily balance outstanding was $3,441,000 and the highest outstanding balance was $4,077,000.  At May 29, 2009, approximately $197,000 was available to borrow under the advance formulas.  At June 26, 2009, approximately $185,000 was available to borrow under the advance formulas.

The term loan facility provides for a maximum of $1,000,000 for advances of up to 80% of the cost of equipment acquisitions.  Principal advances are payable monthly over 60 months with a balloon payment due at maturity.  The revolving line of credit is subject to availability advance formulas of 80% against eligible accounts receivable; 20% of eligible raw materials inventories; 20% of eligible work-in-process kit inventories; and 40% to 50% of eligible finished goods inventories and 50% of import letter of credit commitment balances.  In addition, the facility provides for advances in excess of the availability formulas of up to $1,000,000 during the term of the facility.  The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.  At May 29, 2009, no borrowings were outstanding under the equipment term loan portions of the loan facility. The loan facility is also used to support import letters of credit issued to offshore manufacturers. At May 29, 2009, no letters of credit were outstanding.

Under the loan facility, at the end of fiscal 2009 we are required to maintain a minimum tangible net worth and a minimum fixed charge coverage ratio.  In addition, we are required to retain certain executive officers, maintain certain financial ratios, and are precluded from paying dividends.

At May 29, 2009, we had land and buildings with a cost basis of $4,457,000 (including land held for sale of $354,000).  Although land and buildings are subject to a lien under the loan facility, they are not currently used in the existing loan facility’s availability advance formulas and have no mortgage balances outstanding.  We are pursuing ways to utilize these assets to support additional overall borrowing capacities.  During the third quarter of fiscal 2007, the Company’s Board of Directors authorized and approved the listing for sale of the 4.4 acres of undeveloped land located adjacent to the Company’s headquarters facility in Johns Creek, Georgia (see note 5 to the consolidated financial statements). On November 26, 2008, we executed a contract to sell the land for approximately $840,000, less applicable commissions and closing costs. The contract contained various contingencies, including an inspection period for determination of suitability for intended use and rezoning of the property.  On March 23, 2009, pursuant to terms of the contract, the buyer terminated the contract.  We intend to continue to market the property for sale. Proceeds from the sale of the land would be used to reduce any balances outstanding on the revolving line of credit.

Cash Flows

During the first nine months of fiscal 2009, operating activities used $642,000 of cash.  Net loss adjusted for expense provisions and depreciation and amortization (before working capital changes) used $754,000 of cash.  Changes in accounts receivable and customer deposit balances used $209,000 of cash, while changes in accounts payable and accrued expenses, inventories, deferred revenue and other assets provided $321,000 of cash.  Cash used by investing activities was $804,000, which consisted of capitalized software additions of $785,000, legal fees related to the filing of applications for various patents and trademarks of $17,000 and equipment additions of $2,000.  Financing activities provided $1,451,000 of cash from net line of credit borrowings.

We have two manufacturing and purchasing agreements for certain finished goods inventories. At May 29, 2009, outstanding purchase commitments under these agreements amounted to $357,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of the Company’s long-term contractual obligations as of May 29, 2009 consisted of:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013
Operating leases	$369,000	$23,000	$251,000	$95,000
Bank line of credit	3,335,000	3,335,000	-	-
Purchase commitments	357,000	357,000	-	-
Total	$4,061,000	$3,715,000	$251,000	$95,000

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgements.  These policies are as follows:

Revenue Recognition – Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."  Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations.  Service revenues are recognized at the time of performance.  Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced and the fair value of future performance obligations are recorded as deferred revenue.  At May 29, 2009, deferred extended service maintenance revenues were $453,000 and deferred revenues related to future performance obligations and invoices generated in excess of revenue recognized were $63,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2009 and into fiscal 2010.

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  For the nine months ended May 29, 2009, revenues in the amount of $1,113,000 were recorded as bill and hold transactions.  At May 29, 2009, accounts receivable for these transactions amounted to $325,000.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market.  Inventories include the cost of raw materials, labor and manufacturing overhead.  We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value.  These reserves are to provide for items that are potentially slow-moving, excess or obsolete.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions.  At May 29, 2009, inventories, net of reserve provisions, amounted to $5,335,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility.  Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product.  Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs.  At May 29, 2009, capitalized software costs, net of accumulated amortization, amounted to $1,265,000.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized.  Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards.  At May 29, 2009, net deferred tax assets of $6,622,000 were fully reserved by a valuation allowance.  The valuation allowance increased $744,000 in the first nine months of fiscal 2009.

Accounts Receivable Valuation – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.  At May 29, 2009, accounts receivable, net of allowances for doubtful accounts, amounted to $1,904,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our revolving line of credit and cash equivalents.  The interest rate on certain advances under the line of credit and term loan facility fluctuates with the bank’s prime rate.  At May 29, 2009, line of credit outstanding borrowings amounted to $3,335,000.

We do not enter into derivative financial instruments.  All sales and purchases are denominated in U.S. dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Not applicable

ITEM 4T.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (May 29, 2009).  Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our inability to pay vendors within normal trade payment terms could adversely impact our operations.

Our low level of revenues to date has been insufficient to generate positive cash flow from operations. In addition, the resulting low levels of accounts receivable, which serve as collateral under our line of credit, has limited our level of borrowings during the second and third quarters and subsequent to May 29, 2009. As a result, to stay within our borrowing availability limits we negotiated extended payment terms with our two offshore vendors and have been extending other vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. Any interruption of services or materials would likely have an adverse impact on our operations.

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

WEGENER CORPORATION
(Registrant)

Date: July 13, 2009	By:	/s/ Robert A. Placek
Robert A. Placek
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: July 13, 2009	By:	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)