Form 10-K
period 2009-08-28
WEGENER CORP
filed 2009-11-25
CIK 715073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 28, 2009
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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer. ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 27, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock held by non-affiliates was $1,729,928 based on the last sale price of the Common Stock as quoted on the NASDAQ Stock Market on such date. (The officers and directors of the registrant, and owners of over 10% of the registrant’s common stock, are considered affiliates for purposes of this calculation.)

As of November 20, 2009, 12,647,051 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement pertaining to the 2010 Annual Meeting of Stockholders, only to the extent expressly so stated herein, are incorporated herein by reference into Part III.

WEGENER CORPORATION
FORM 10-K
YEAR ENDED AUGUST 28, 2009
INDEX

PART I

ITEM 1.  BUSINESS

Wegener® Corporation, the Registrant, together with its subsidiary, is referred to herein as “we,” “our,” “us,” the “Company” or “Wegener.”

Wegener Corporation was formed in 1977 and is a Delaware corporation. We conduct our continuing business through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI was formed in April 1978 and is a Georgia corporation. WCI is an international provider of digital video and audio solutions for broadcast television, radio, telco, private and cable networks. With over 30 years experience in optimizing point-to-multipoint multimedia distribution over satellite, fiber, and IP networks, WCI offers a comprehensive product line that handles the scheduling, management and delivery of media rich content to multiple devices, including video screens, computers and audio devices. WCI focuses on long- and short-term strategies for bandwidth savings, dynamic advertising, live events and affiliate management.

WCI’s product line includes: iPump® media servers for file-based and live broadcasts; Compel® Network Control and Compel® Conditional Access for dynamic command, monitoring and addressing of multi-site video, audio, and data networks; and the Unity® satellite media receivers for live radio and video broadcasts. Applications served include: digital signage, linear and file-based TV distribution, linear and file-based radio distribution, Nielsen rating information, broadcast news distribution, business music distribution, corporate communications, video and audio simulcasts.

Recent Developments

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

Net loss for the year ended August 28, 2009, was $(2,606,000) or $(0.21) per share, compared to net earnings of $383,000 or $0.03 per share for the year ended August 29, 2008, and a net loss of $(753,000) or $(0.06) per share for the year ended August 31, 2007. Fiscal 2008 net earnings included a gain on sale of patents of $894,000. Revenues for fiscal 2009 decreased $8,839,000, or 41.1%, to $12,655,000 from $21,494,000 in fiscal 2008.

During the first, second, third and fourth quarters of fiscal 2009 bookings were approximately $1.3, $1.7, $1.1 million and $1.4 million, respectively. These fiscal 2009 bookings and fiscal 2010 bookings to date, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations and internal forecasts primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

During the fourth quarter of fiscal 2008 and in fiscal 2009, we made reductions in headcount to bring the current number of employees at August 28, 2009, to 63 compared to 91 at August 29, 2008, and reduced engineering consulting and other operating and overhead expenses. Beginning in January 2009, we reduced paid working hours Company-wide by approximately 10%. Subsequent to August 28, 2009, we made further reductions in headcount to bring the current number of employees to 51.

On July 16, 2009, we entered into a non-binding letter of intent (the “LOI”) with Sencore, Inc. (“Sencore”), a portfolio company of The Riverside Company, a private equity firm, regarding a possible acquisition of Wegener Corporation by Sencore. The exclusivity period set forth in the LOI expired September 13, 2009. Wegener Corporation’s Board of Directors unanimously voted to terminate the LOI and on September 17, 2009, officially notified Sencore of the termination.

WCI’s loan facility was amended and effective October 8, 2009, provides a maximum credit limit of $4,000,000 and bears interest at the rate of twelve percent (12%) per annum. The term of the amended loan facility is eighteen (18) months beginning October 8, 2009, or upon demand in the event of default as provided by the loan facility.

Effective October 8, 2009, based on its completion of the October 8, 2009 amendment to our loan facility, Wegener Corporation Board of Directors voted to conclude the Strategic Alternatives review process and disband the Strategic Alternatives Committee of the Board.

Segment Information and Financial Information by Geographical Area

Segment information and financial information by geographical area contained in Note 13 to the consolidated financial statements contained in this report are incorporated herein by reference in response to this item.

MARKETS AND INDUSTRY OVERVIEW

The primary markets we serve are business and private networks, broadcast television and program originators, radio broadcasters, and cable and telecom headends.

Business/Private Networks

Business networks consist of corporations and enterprises distributing video, audio and/or data among their sites. Private networks consist of networks that target video, audio and/or data to a select group of subscribers or viewers. Our equipment is currently used for a large percentage of the horse racing video distribution to off-track betting locations in the United States and Sweden and we are continuing to expand that market. We also have a strong presence in faith-based networks. We continue to expand our presence in digital signage networks, providing networked equipment to distribute and display information and advertisements dynamically to retail customers and employees. Business and private network customers include Muzak LLC, Roberts Communications, Inc., The Church of Jesus Christ of Latter-Day Saints and Swedish ATG. In addition, we work through third-party integrators, such as Ascent Media and Satellite Store Link, to reach this market.

Business and private networks are interested in reducing bandwidth costs by utilizing IP infrastructure that they may have in place to distribute some of their programming terrestrially. When the number of sites is large or there are live programs that are broadcast, then satellite is still the most effective means of distribution. Many private and business networks are also interested in store-forward technology to reduce their satellite bandwidth usage and to localize their messaging on a site-by-site basis. Digital signage is one of the largest growth areas within the business and private networks market. Digital signage networks are those that display content in the front-office to educate consumers, advertise products and brand the environment. Digital signage networks are often used after hours to educate employees, as well.

Broadcast Television and Program Originators

Broadcast television consists of (1) broadcast networks (companies that distribute broadcast television channels nationally to their affiliates typically via satellite); and (2) broadcast stations (local stations which are typically affiliates of national broadcasters that distribute typically free-to-air television to local viewers). Program originators consist of programmers that provide television programming to cable, DTH satellite (direct-to-home) and telecom companies for distribution to consumers. Broadcast television and programmer customers include Big Ten Network (BTN), HDNet, and ION Media.

The analog to digital transition for broadcasters was completed this summer, so all US broadcasters are distributing their signals digitally. In digital, broadcast networks have launched high definition channels of all their primary broadcast channels and broadcast stations have launched high definition channels in most markets throughout the United States. Broadcast networks continue to see their viewership eroded by program originators and some have launched secondary channels to generate additional revenue.

Program originators continue to distribute their programming over satellite to cable, DTH satellite, and telecom companies. In addition, many offer programming through other means such as the internet and mobile phones. Program originators continue to launch new channels and original programming to compete for advertising dollars and are offering increasing numbers of HD channels, as well as distributing video-on-demand content. They are concerned about the effect that personal video recorders could potentially have on their advertising revenue as well as the security of their high value content being stored in consumers’ homes in a digital and potentially easy to copy format.

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

Cable and Telecom

Cable headends consist of cable distribution companies, such as cable multiple system operators (MSOs) and other headends. We have a multiyear agreement with MegaHertz for exclusive distribution of several of our products into cable headends in the United States.

Telecom is comprised of telephony companies now offering television services to consumers. They are launching video service offerings to compete with cable and DTH satellite companies, due to a decline in telephone subscribers and the ability to reduce subscriber churn.

With the drop in costs and the analog cut-off complete, more HD televisions are being purchased by consumers. This is dramatically increasing the amount of HD programs being offered on cable, satellite and telecom networks.

Cable, DTH satellite and telecom companies are all competing to provide consumers with television, telephone, high speed internet services and, in some cases, cell phone service. To gain and maintain subscribers, they continue to roll out high definition, video-on-demand services and personal video recording devices.

Satellite teleports are expanding their distribution systems to include terrestrial delivery as well as satellite.

PRODUCTS

Our products include: iPump® Media Servers, Unity® Satellite Receivers, Compel® Network Control and Content Management Systems, Nielsen Media Research Products, SMD Set Top Boxes, Digital Television (DTV) Digital Stream Processors, third-party uplink products and customized products. See Note 13 to the consolidated financial statements for information on the concentration of products representing 10% or more of revenues in the past three fiscal years.

iPump® Media Servers

The iPump® product line combines the features of our integrated receiver decoders (IRD) with advanced media server functionality and IP router capabilities. The iPump® receives and stores television, radio and other digital files from broadcast, cable and business network operations utilizing file-based broadcasting technology compared to traditional real-time linear broadcasts. File-based broadcasting technology allows network operators to store content at receive locations with an iPump® and then play back the content locally either based on schedules or on-demand user selection. Network operators with repetitive content in their programming line-up can reduce their satellite space segment costs by sending programming, advertising and playback schedules via stored files into the iPump® for later playback according to the schedules. The network operator can then utilize limited satellite time to refresh the programming, advertising and play-out schedules without the necessity to maintain a constant signal on the satellite.

A feature of the iPump® and Compel® system is IP network delivery of files and commands to the iPump®. With this ability, network operators can launch iPump® networks over the internet or private IP networks. Additionally, they can control their network from one integrated Compel® control system while feeding select sites via IP that they cannot reach with their satellite either due to location outside of the satellite footprint or inability to place a satellite dish.

There are four models of the iPump® that utilize file-based broadcasting technology. The iPump® 6400 Professional Media Server is designed for broadcast television and private network customers. The iPump® 6420 Audio Media Server is designed specifically to meet the needs of radio broadcasters. The iPump® 562 and iPump® 525 Enterprise Media Servers are designed specifically for private network and enterprise applications, such as digital signage. The iPump® 562 and iPump® 525 Media Servers are the most recent additions to the iPump product line and support new technologies such as MPEG-4 video decoding for high definition and standard definition video, as well as Digital Video Broadcast (DVB)-S2 satellite demodulation. The iPump® 525 is designed specifically to support terrestrial content distribution and control.

We are targeting all of our core markets for the iPump® product line. Within these markets, applications for the iPump® products include: digital signage, corporate communications, training/education, time-zone shifting, regional advertising insertion, and news distribution.

Unity Receivers

The Unity® 552 is the newest addition to the Unity® products and is targeted to meet the needs of private and business television networks. The Unity® 552 supports MPEG-2 and MPEG-4 video with high definition support and DVB-S and DVB-S2 demodulation. By upgrading to MPEG-4 video and DVB-S2 modulation, network operators can reduce their bandwidth utilization by approximately half. This allows them to launch additional services, reduce their expenses or convert to high definition video. The Unity® 551 utilizes MPEG-2 for video distribution and is also targeted for private and business television networks.

The Unity® 4600 receiver is a digital satellite receiver used primarily by program originators to distribute programming to cable and telecom headends. It offers analog and digital outputs to support analog and digital headends. DVB-S2 satellite demodulation support is available on the product. Cable headends utilize the Unity® 4600 to support digital high definition television distribution.

The Unity® 4650 receiver is a digital receiver used primarily by broadcast television networks. The Unity® 4650 receiver is a video and audio decoder that features MPEG 4:2:0 and 4:2:2 video for enhanced video quality in broadcast television network distribution.

The Unity® 202 audio receiver is designed for business music providers. It allows users to select audio formats and offers audio storage for advertising insertion and disaster recovery. It is our second generation file-based broadcasting business music receiver.

Compel® Network Control and Content Management System and CompelConnect.com®

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

Compel® option modules include Conditional Access, MediaPlan® Content Management (CM) and MediaPlan® i/o Ingest. Conditional Access utilizes a secure microprocessor in every Unity® and iPump® receiver to deliver fast, secure conditional access to a network without the high cost of consumer smart card systems. Unity® satellite receivers and iPump® media servers are controlled by the Compel® Network Control System, so the markets for Compel® are the same as for iPump® and Unity® receivers.

The next generation of Compel® is the Compel® II network control system which is currently under development. Compel® II retains the features of the Compel® network control system while adding new features designed to enhance the user interface and simplify operations for dynamic media distribution. The control system has been streamlined by unifying many different screens and utilities within a single, user friendly, web-based graphical user interface. Using a web browser access, operators can control live and file-based media distribution networks from any web-enabled remote location. Built upon a scalable open architecture, Compel® II also makes it easier for network administrators to limit access of employees or affiliates to only those features and functions their jobs require. New set-up features allow administrators to create classes of users that designate each user’s level of access.

CompelControl.com™ provides the operations available in Compel® II as a software as a service (SaaS). Customers can purchase rights to use Compel® via the Internet on a monthly basis. We are targeting smaller networks where the economics of the network could not support a Compel® purchase for the service.

MediaPlan® CM and MediaPlan® i/o products are control and management system modules to our Compel® Control System. The MediaPlan® products are crucial for customers when controlling iPump® Media Server networks and are a competitive advantage in sales of iPump® Media Servers.

MediaPlan® CM is a powerful content management system used for managing media and other files and actively tracking their delivery throughout the iPump® network. In a file-based broadcasting network, media is simultaneously stored in multiple iPumps® in the field, rather than all in one repository at a central location; therefore, management of the dispersed media assets becomes a crucial part of the network operation. Operators need easy ways to view the content on individual iPumps® and automated mechanisms for updating/deleting media as it changes. MediaPlan® CM is designed to address those and many other specific needs of managing media files in a file-based broadcasting network. Operators can create libraries of assets, generate descriptive metadata information, view content at each iPump®, send requested content directly to targeted users and track file usage.

MediaPlan® i/o is the media creation product for the iPump® network. In traditional linear networks, network operators are required to compress the video, distribute it to remote locations and decompress it for broadcast, all within one or two seconds. This requires the use of real-time encoders to compress the video and audio as it is sent to the receivers at the remote locations. In file-based broadcasting networks, the paradigm changes and the process of video and audio compression, media distribution and decompression of the media for broadcast can be done at different times. Network operators can prepare the media files containing the compressed video and audio ahead of airtime. Additionally, they can distribute the media files any time before airing, so they can optimize the use of their bandwidth. When it is time for the program to be broadcast, it merely needs to be played from the local hard drive on the iPump®, not transported through the network. As the media creation tool, MediaPlan® i/o handles the first part of the process, the creation of media files containing compressed video and audio which will be sent to iPumps®.

CompelConnect.com® is the newest offering for Compel® control. It transitions Compel® to a SaaS (software as a service) model, so users of CompelConnect.com® can access Compel® via the Internet and use it as needed. Customers purchase bandwidth and rights to use Compel® on a monthly service basis, rather than purchasing Compel® as an up-front capital expense. This is targeted for users of Compel® that have either a small number of sites or limited bandwidth requirements.

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

Private networks use the SMD 515 Streaming Media Decoder as a peripheral decoder for the iPump® 6400, and it is designed for environments such as retail point-of-sale kiosks, point of purchase (POP) digital signs and advertisements, and corporate communications. It receives a video stream via Internet Protocol from the iPump® 6400 and outputs high quality video to large video monitors for digital signage or classroom training applications. It supports HD video in MPEG-4 and MPEG-2 compression formats and advanced digital audio, in addition to standard definition video and audio to ensure quality media displays for such high visibility purposes.

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

MARKET OPPORTUNITY

Growth opportunities are most significant in the technologies in which we have been making significant R&D investments, including file-based broadcasting technology, digital signage, IP terrestrial distribution and MPEG-4 technology and DVB-S2. See “Research and Development” below.

We have completed shipments of file-based broadcasting networks, including iPump®, Compel® and MediaPlan®, in multiple applications, including digital signage, virtual channel generation and broadcast radio. Some examples of iPump applications are described below.

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

The virtual channel application of the iPump® allows a current private network customer to reduce its budget for satellite bandwidth by greater than 90% of what it had been spending prior to upgrading to iPump®. Satellite bandwidth utilization was one of the customer’s largest operating expenses, so this reduction represents a sizable savings, allowing the customer to launch an additional channel. This network used to run continuously, utilizing satellite bandwidth the entire time; now the customer uses bandwidth only twice a month to update the iPumps® with new content, advertisements and playout schedules. This example demonstrates the significant savings that potential customers may achieve with the iPump®.

iPump® broadcast radio customers are using file-based broadcasting technology to update its operations and enable localization of broadcasts. It allows them to send repetitive material to their affiliates a single time and provides an easy interface for affiliates to access the audio files. With the iPump®, radio broadcasters can create a localized listening experience for each affiliate location to drive increased advertising dollars and listener loyalty. One customer regularly generates over 150,000 playlists per week through their iPump® network to localize all of its radio channels throughout the country.

The digital signage market is still very fragmented and as the industry consolidates, there is increased opportunity for our products. We have fielded multiple networks with over one thousand sites of digital signage into the banking sector. Other sectors with fielded iPump® networks include retail and medical.

Integrating IP terrestrial delivery into our products increases the market for them, since it enables customers to use them in tandem with satellite delivery networks, or completely autonomously with solely terrestrial delivery. Terrestrial delivery is particularly cost effective when networks have smaller numbers of receive locations. Integrating this function into our solutions allows us to target smaller networks for our solutions that had not been relevant with satellite only solutions.

Another area of growth for us relates to the development of MPEG-4/h.264 video decoding and DVB-S2 satellite demodulation products (see “Research and Development” below for additional information). The Unity® 552, iPump® 562 and iPump® 525 products offers MPEG-4/h.264 and/or DVB-S2 technology. The MPEG-4/h.264 standard is the next evolutionary step in video compression and DVB-S2 is the newest technology in satellite modulation. The two technologies combined reduce the bandwidth requirements of satellite media distribution approximately in half. This reduction in bandwidth requirements is significant, as bandwidth utilization is one of the largest operating costs for our customers. This new technology can drive growth in two ways. First, existing satellite operators can replace their existing equipment with new MPEG-4/h.264 and DVB-S2 capable equipment since they can justify the capital expense with the operational benefits of the transition. Additionally, the lower operating expenses enable new business models to develop that could not be supported by the older technology’s cost structure.

SALES AND MARKETING

Domestically, we sell our products principally through our own direct sales force, which is organized geographically and by market segment. We have sales representatives in Georgia, New York and Eastern Canada. We use a major domestic value added reseller for additional sales coverage in the cable market. We have relationships with a few key integrators as an additional sales channel. Internationally, we sell primarily through independent distributors and integrators, mostly in North America, South America and Europe. The majority of our sales have payment terms of net 30 days. Due to the technical nature of our business, system integration engineering supports sales.

Our marketing organization develops strategies for product lines and provides direction to product development on product feature requirements. Marketing is also responsible for setting price levels and general support of the sales force, particularly with major proposal responses, presentations and demonstrations. We focus on establishing WCI’s brand further within the industry, including participation on technical committees, publication of articles in industry journals, speaking opportunities at industry events and exhibitions at trade shows.

Manufacturing and Suppliers; Sources and Availability of Raw Materials

During fiscal years 2009 and 2008, we used offshore manufacturers for a significant amount of our finished goods or component inventories. One offshore manufacturer accounted for approximately 68% of inventory purchases in fiscal 2009, and two offshore manufacturers accounted for approximately 52% and 21% of inventory purchases in fiscal 2008, respectively. They have facilities located in Taiwan and the Peoples Republic of China. Raw materials consist of passive electronic components, electronic circuit boards and fabricated sheet metal. Approximately 20% of our raw materials are purchased directly from manufacturers and the other 80% are purchased from distributors. Passive and active components include parts such as resistors, integrated circuits and diodes. We use approximately ten distributors and two contract manufacturers to supply our electronic components. We often use a single contract manufacturer or subcontractor to supply a total subassembly or turnkey solution for higher volume products. Direct suppliers provide sheet metal, electronic circuit boards and other materials built to specifications. We maintain relationships with approximately 20 direct suppliers. Most of our materials are available from a number of different suppliers; however, certain components used in existing and future products are currently available from a single or a limited number of sources. Although we believe that all single-source components currently are available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future. Any disruption or termination of supply of certain single-source components or agreements with contract manufacturers could have an adverse effect on our business and results of operations. Our manufacturing operations consist primarily of final assembly and testing of our products, utilizing technically trained personnel, electronic test equipment and proprietary test programs.

Intellectual Property

Currently, we hold four U.S patents, have one patent application pending, and four patents published. During the fourth quarter of fiscal 2008, we completed the sale of seven patents and patent applications to EPAX Consulting Limited Liability Company relating to product distinction, system architecture and IP networking for net proceeds of approximately $1,075,000 and recorded a gain of $894,000. We retain a worldwide, non-exclusive, royalty-free license under the patents for use in both existing and future products. A patent covering advanced receiver grouping techniques in Compel® expired on November 14, 2008. In addition to the advanced grouping techniques, we believe Compel®, along with our MediaPlan® CM and MediaPlan® i/o modules, offers other significant features and functionalities for complex network control applications that provide us with an advantage over competitive control systems. Compel®, which has been operational since 1989, will continue to be upgraded and enhanced. The expiration of the Compel® patent has not had a material adverse effect on our business and results of operations. However, no assurances may be given that a material adverse effect will not occur in the future (see Item 1A. “Risk Factors” section below).

We hold nine active trademarks, such as Compel®, iPump®, Wegener® and Unity® and have two pending trademark applications.

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

Although we believe that the patents and trademarks we own are of value, we believe that success in our industry will be dependent upon new product introductions, frequent product enhancements, and customer support and service. However, we intend to protect our rights when, in our view, these rights are infringed upon. Additionally, we license certain analog audio processing technology to several manufacturing companies which generated royalty revenues of approximately $66,000, and $86,000 in fiscal 2008 and 2007, respectively. No royalty revenues were recorded in fiscal 2009 due to licensees no longer producing products using the analog audio processing technology. We do not expect to receive future royalty revenues from our licensees.

During the second quarter of fiscal 2003, we entered into a license agreement with StarGuide Digital Networks, Inc., a Nevada corporation. This agreement granted a number of limited licenses of StarGuide patents related to delivering IP data by satellite and store/forward audio. These licenses extend to and conclude upon the last to expire of any licensed patent. We have agreed to pay StarGuide a running royalty on certain of our products. We believe that these royalties will not have a material adverse effect on our financial condition or results of operations. In addition, as of August 28, 2009, we have entered into seven other license agreements for utilization of various technologies. These agreements currently require royalty payments, or may require future royalties for products under development, none of which are expected to have a material adverse effect on our financial condition or results of operations.

Seasonal Variations in Business

There do not appear to be any seasonal variations in our business.

Working Capital Practices

Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) section of this report is incorporated herein by reference in response to this item.

Dependence upon a Limited Number of Customers

We sell to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the cable television, broadcast, business music, private network and data communications industries. Sales to Jones Radio Networks, Muzak and Mega Hertz accounted for approximately 21.9%, 18.1% and 10.7% of revenues in fiscal 2009, respectively. Sales to Big Ten Network, Conklin-Intracom and Mega Hertz accounted for approximately 14.4%, 13.3% and 12.1% of revenues in fiscal 2008, respectively. Sales to Jones Radio Networks, SSL (Satellite Store Link) and Mega Hertz accounted for approximately 15.4%, 14.2% and 10.3% of revenues in fiscal 2007, respectively. At August 28, 2009, three customers accounted for more than 50.1% of our accounts receivable. At August 29, 2008, three customers accounted for more than 33.6% of our accounts receivable. Sales to a relatively small number of major customers have typically comprised a majority of our revenues. This trend is expected to continue in fiscal 2010 and beyond. The loss of one or more of these customers would likely have, at least in the near term, a material adverse effect on our results of operations.

Backlog of Orders

Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within 18 months. Our eighteen month backlog was approximately $4,316,000 at August 28, 2009, $8,491,000 at August 29, 2008, and $10,170,000 at August 31, 2007. Approximately $3,173,000 of the August 28, 2009, backlog is expected to ship during fiscal 2010. At August 28, 2009, two customers accounted for 81.3% of the eighteen month backlog and 77.3% of the backlog expected to ship during fiscal 2010. Reference is hereby made to the information contained in MD&A, which is incorporated herein by reference in response to this item.

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

Cable and Telecom

Competition for our DTV products is mostly from smaller companies that do not have as favorable a reputation in the cable television market. Significant orders for this product line will depend on the overall growth of broadcast and telecom HDTV offerings.

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

Research and Development

Our research and development activities are designed to strengthen and enhance our existing products and systems and to develop new products and systems. Our development strategy is to identify features, products and systems which are, or are expected to be, needed by a number of customers. A major portion of the fiscal 2009 research and development expenses were spent on product development of our iPump® 6420, iPump® 562, iPump® 525, Compel®, and Unity® 552 products. WCI’s research and development expenses totaled $1,962,000 in fiscal 2009, $3,213,000 in fiscal 2008, and $3,033,000 in fiscal 2007. Additional information contained in the “Products” and “Intellectual Property” sections above and in MD&A is incorporated herein by reference in response to this item.

Technological advances occur frequently in our industry and our product offerings must be upgraded with the advances to remain current with industry trends and attract potential customers. During fiscal 2009, we invested in new technologies while they are still very innovative and of high value to customers. During fiscal 2009, we invested in MPEG-4/H.264 video decompression and DVB-S2 demodulation technology, file-based broadcasting, digital signage, and network management. We anticipate that we will continue to invest in all of these technologies in the coming years as they are all at the beginning of their life cycles.

MPEG-4/H.264 video compression and DVB-S2 modulation are new technologies that are now fielded with our products. MPEG-4/H.264 compression and DVB-S2 modulation reduce bandwidth utilization significantly, which is a material cost reduction for our customers since satellite bandwidth utilization is one of their largest operating expenses. Alternately, customers can upgrade to high definition video and significantly increase its quality while maintaining similar bandwidth utilization to their current MPEG-2 standard definition video and DVB-S modulation networks. The Unity® 552 receiver, iPump® 562 server, iPump® 525 and the SMD 515 decoder incorporate MPEG-4 and/or DVB-S2 technology.

With our file-based broadcasting solutions, network operators can intersperse live broadcasts with files that are prepositioned on the receiver’s hard drive before they are played to air. This allows operators to manage their bandwidth more closely and to regionalize their broadcasts to make them more relevant for each market. Our iPump® products, in combination with Compel® and MediaPlan® control provide advanced file-based broadcasting solutions for applications such as digital signage and broadcast radio.

The digital signage market requires products to integrate text and graphics onto the screen with video to aid in advertising, information distribution and branding. Our iPump® and Compel® products are being further developed to better serve the digital signage market.

Network control and management have long been a differentiator for our Unity® receivers and iPump® media servers. Through fiscal 2009, we continued to invest in network control for our products, which allows customers to create dynamic environments with their receivers and to gain additional advertising revenue by regionalizing broadcasts and advertisements. When network control is included in a file-based broadcasting network, it becomes a very complex operation to manage the media content and data files on media servers throughout the network. It is imperative to customers that it is managed properly, as the content often has limited viewing rights, so it must be deleted when rights have expired or replaced by newer versions over time. Network control and management products, such as Compel® and MediaPlan®, manage such operations.

Employees

As of August 28, 2009, we had 63 full-time employees employed by WCI and no employees employed by Wegener Corporation. Subsequent to August 28, 2009, we made further reductions in headcount to bring the current number of employees to 51. No employees are parties to a collective bargaining agreement and we believe that employee relations are good.

Available Information

Our Web site is http://www.wegener.com. Information contained on our Web site should not be considered incorporated by reference in this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, for purposes of section 401(b) of Regulation S-K, are as follows:

Name and Business Experience	Age	Office Held

C. Troy Woodbury, Jr. President and Chief Executive Officer of the Company and WCI since October 2009. Treasurer and Chief Financial Officer of the Company from June 1988 to October 2009 and Director since 1989. Treasurer and Chief Financial Officer of WCI from 1992 to October 2009. Senior Vice President of Finance of WCI since March 2002. Executive Vice President of WCI from July 1995 to March 2002. Chief Operating Officer of WCI from September 1992 to June 1998. Group Controller for Scientific-Atlanta, Inc. from March 1975 to June 1988.	62	President and Chief Executive Officer of the Company and WCI

James Traicoff Treasurer and Chief Financial Officer of the Company and WCI since October 2009. Controller of the Company and WCI from July 1988 to October 2009.	59	Treasurer and Chief Financial Officer of the Company and WCI

On October 13, 2009, Ned L. Mountain tendered his resignation as director of Wegener Corporation and effective October 16, 2009, Mr. Mountain left WCI. Mr. Mountain was President and Chief Operating Officer of WCI from January 2005 to October 2009 and Director of the Company from May 2003 to October 2009. Effective October 9, 2009, the Board of Directors appointed C. Troy Woodbury Jr. as President and Chief Executive Officer of Wegener Corporation and WCI. James Traicoff was appointed Treasurer and Chief Financial Officer of Wegener Corporation and WCI. Robert Placek resigned as President and Chief Executive Officer of Wegener Corporation on October 9, 2009, but remains as Chairman of the Board of Wegener Corporation.

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

Our bookings and revenues during fiscal 2009 and to date in fiscal 2010 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $17,751,000 at August 28, 2009. We had a working capital deficit of approximately $1,139,000 at August 28, 2009 compared to working capital of approximately $1,053,000 at August 29, 2008. Our ability to continue as a going concern will depend upon our ability to increase our bookings and revenues in the near term to attain profitable operations and to generate sufficient cash flow from operations. Should increased revenues not materialize, we are committed to further reducing operating costs to bring them in line with reduced revenue levels. Should we be unable to achieve near term profitability and generate sufficient cash flow from operations and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or increase our borrowings. No assurances can be given that operating costs can be sufficiently reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern. The audit report relating to the consolidated financial statements for the year ended August 28, 2009, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

The volatility and disruption of the capital and credit markets, and adverse changes in the global economy, will likely have a negative impact on our ability to access the capital and credit markets.

The capital and credit markets have become increasingly tight as a result of adverse economic conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience crisis and the availability of funds remains low, it is likely that our ability to access the capital and credit markets will be limited, available on less favorable terms or not available at all during this period in the event we need to raise additional capital or obtain additional credit facilities in order to continue as a going concern. In addition, if current global economic conditions persist for an extended period of time or worsen substantially, our business may suffer in a manner which could cause us to fail to satisfy the representations, warranties and covenants to which we are subject under our existing credit facility.

Conditions and changes in the national and global economic environments may adversely affect our business and financial results.

Economic conditions have been weak and global financial markets have experienced a severe downturn. The current global economic slowdown and tight credit markets has led many of our customers to delay or plan lower capital expenditures, and we believe that these economic and credit conditions caused certain of our customers to reduce or delay orders for our products. If adverse economic and credit conditions resulting from slower economic activity and tight credit markets remain weak or deteriorate further, we may continue to experience a material adverse impact on our business, financial condition and results of operations.

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

Our fluctuations in bookings and revenues affect our cash flow from operations. In addition, our credit facility imposes a maximum borrowing limit and requires compliance with debt representation, warranty and covenant provisions.

Our cash collections from our accounts receivable are impacted by the timing and levels of our bookings and revenues. Any shortfalls in such collections would require us to increase borrowings under our credit facility which has a maximum available credit limit of $4,000,000. Our loan facility requires us to be in compliance with certain representations, warranties and covenants. Among which, we are required by May 28, 2010 to be in compliance with the solvency representation provision. This representation requires us to be able to pay our debts as they become due, have sufficient capital to carry on our business and own property at a fair saleable value greater than the amount required to pay our debts. No assurances may be given that we will be in compliance with the solvency provision by May 28, 2010. A breach of this or other restrictive provisions of loan facility could result in a default on our indebtedness. If a default occurs, any outstanding indebtedness, together with accrued interest, would be immediately due and payable, and the lender could proceed against our assets that secure that indebtedness.

Our inability to pay vendors within normal trade payment terms could adversely impact our operations.

Our bookings and revenues during fiscal 2009, as well as in fiscal 2010, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During fiscal 2009, as well as to date in fiscal 2010, due to insufficient cash flow from operations and borrowing limitations under our loan facility (effective October 8, 2009, a maximum of $4,000,000, and prior to October 8, 2009, limited to available collateral), we negotiated extended payment terms with our two offshore vendors and have been extending other vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. Any interruption of services or materials would likely have an adverse impact on our operations.

The Nasdaq Stock Market may delist our securities, which could limit investors’ ability to trade in our securities.

On August 21, 2008, we received a notice from The Nasdaq Stock Market (“Nasdaq”) indicating that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4) (the “Rule”). The notice also stated that we had been provided with 180 calendar days, or until February 17, 2009, to regain compliance in accordance with Marketplace Rule 4310(c)(8)(D). On October 16, 2008, Nasdaq announced it had temporarily suspended enforcement of the minimum bid price and minimum market value of publicly held shares through January 16, 2009. Subsequent extensions announced by Nasdaq extended the enforcement date through July 13, 2009. As a result, we now have until December 7, 2009, to regain compliance with the minimum bid rule. If, at anytime before December 7, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide written notification that we comply with the Rule.

If we cannot regain compliance by December 7, 2009, the Nasdaq staff will determine whether we meet The Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, the Nasdaq staff will notify us that we have been granted an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, the Nasdaq staff will provide written notification that our securities will be delisted. At that time, we would appeal the Nasdaq staff’s determination to delist our securities to a Listing Qualifications Panel.

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

Sales to a relatively small number of major customers have typically comprised a majority of our revenues, and that trend is expected to continue throughout fiscal 2010 and beyond. In fiscal 2009, three customers accounted for approximately 21.9%, 18.1% and 10.7% of revenues, respectively. At August 28, 2009, two customers accounted for 81.3% of the eighteen month backlog and 77.3% of the backlog expected to ship during fiscal 2010. In addition, recent disruptions in global economic and market conditions could result in decreases in demand for our products as the current tightening in credit in financial markets may adversely affect the ability of our major customers to obtain financing for significant purchases. The loss of any significant customer or any reduction in orders by any significant customer would adversely affect our business and operating results and potentially our liquidity.

We rely on third-party subcontractors, certain suppliers and offshore manufacturers.

We use offshore manufacturers for a significant amount of finished goods or component inventories. One offshore manufacturer accounted for approximately 68% of inventory purchases in fiscal 2009, and two offshore manufacturers accounted for approximately 52% and 21% of inventory purchases in fiscal 2008, respectively. Certain raw materials, video sub-components and licensed video processing technologies used in existing and future products are currently available from a single source or limited sources. Any disruption or termination of supply of certain single-source components or technologies, or interruption of supply from offshore manufacturers, would likely have a material adverse effect on our business and results of operations, at least in the near term.

Our intellectual property rights may be insufficient to protect our competitive position. In addition, our pending or future intellectual property applications may not be issued.

We hold four U.S patents currently, including a patent covering advanced receiver grouping techniques in Compel® which expired on November 14, 2008 (see also “Intellectual Property”section above). We hold nine active trademarks, such as Compel®, iPump®, Wegener® and Unity®. Currently we have one patent application pending, four patents published and two trademark applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent and trademark applications will be issued. We also cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our executive, sales, engineering and administrative offices are located at 11350 Technology Circle, Johns Creek, Georgia 30097-1502. This 40,000 square foot facility, which is located on a 4.7 acre site, was purchased by WCI in February 1987. During August 1989, WCI purchased an additional 4.4 acres of adjacent property which remains undeveloped. WCI also leases a 21,000 square foot manufacturing facility in Alpharetta, Georgia under a three year lease expiring in April 2012 with annual rents of approximately $83,000 in fiscal 2010, $143,000 in fiscal 2011 and $95,000 in fiscal 2012. WCI's 40,000 square foot facility, including the 4.7 acre site on which the building is located, and 4.4 acres of adjacent land are pledged as collateral under our line of credit facility.

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

These actions have been consolidated into a multi-district action pending in the United States District Court for the District of Delaware. On October 23, 2009, the Delaware District Court issued an Order dismissing eight of the substantive patent claims embodied in the consolidated action, as well as all counterclaims. The parties also have agreed to summary judgment of non-infringement on a remaining patent claim, but the grounds for such summary judgment have not yet been finalized. The Court subsequently asked each of the parties to the consolidated lawsuits to submit any motions for fees and costs with respect to one another by November 16, 2009. At this point, we are presently unable to assess the impact, if any, of this litigation on Wegener.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on The NASDAQ Stock Market (NASDAQ symbol: WGNR). As of November 3, 2009, there were approximately 336 holders of record of Common Stock. This number does not reflect beneficial ownership of shares held in nominee or “street” name.

The quarterly ranges of high and low sale prices for fiscal 2009 and 2008 were as follows:

	Fiscal 2009			Fiscal 2008
	High	Low		High	Low
First Quarter	$1.10	$	. 32	$1.22	$	. 83
Second Quarter	.54		.10	1.01		.76
Third Quarter	.45		.15	1.49		.74
Fourth Quarter	.38		.10	1.22		.58

Dividends

We have not paid any cash dividends on our Common Stock.  For the foreseeable future, our Board of Directors does not intend to pay cash dividends, but rather plans to retain any earnings to support our operations.  Furthermore, we are prohibited from paying dividends under our loan agreement, as more fully described in MD&A and in Note 9 to the consolidated financial statements contained in this report.

Recent Sales of Unregistered Securities

There were no unregistered sales of securities during the fiscal year ended August 28, 2009.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the five fiscal years ended August 28, 2009. The graph assumes that $100 was invested on September 3, 2004 in our common stock and each index and that all dividends were reinvested. We have not declared any cash dividends on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	9/3/04	9/2/05	9/1/06	8/31/07	8/29/08	8/28/09

Wegener Corporation	100.00	96.92	96.92	80.00	44.62	17.69
NASDAQ Composite	100.00	117.36	121.51	144.91	128.33	110.24
NASDAQ Telecommunications	100.00	114.50	128.78	179.43	159.70	134.82

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

Equity Compensation Plan Information

The following table summarizes information as of August 28, 2009, regarding our common stock reserved for issuance under our equity compensation plans.

. Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under the Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Security Holders	731,375	$1.42	-

Equity Compensation Plans Not Approved by Security Holders	-	-	-

Total	731,375	$1.42	-

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
 (in thousands, except per share amounts)

	Year ended
	August 28, 2009	August 29, 2008	August 31, 2007	September 1, 2006	September 2, 2005
Revenues, net	$12,655	$21,494	$21,546	$20,388	$21,902

Operating (loss) income (a)	(2,477)	540	(613)	(2,811)	(1,470)

Net (loss) earnings (a) (b)	(2,606)	383	(753)	(2,883)	(5,671)

Net (loss) earnings per share	$(.21)	$.03	$(.06)	$(.23)	$(.45)
Basic	$(.21)	$.03	$(.06)	$(.23)	$(.45)
Diluted

Cash dividends paid per share (c)	-	-	-	-	-

Total assets	$9,542	$13,213	$12,812	$11,128	$12,802

Long-term obligations inclusive of current maturities	-	-	-	-	-

(a)	The year ended August 29, 2008 includes a fourth quarter gain on sale of patents of $894,000.

(b)	The year ended September 2, 2005 includes a fourth quarter noncash tax charge of $4,710,000 to provide a full valuation allowance for net deferred tax assets.

(c)	We have never paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Additionally, our line of credit precludes the payment of dividends.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements are subject to the safe harbors created thereby.  Forward-looking statements may be identified by words such as "believes," "expects," "projects," "plans," "anticipates," and similar expressions, and include, for example, statements relating to expectations regarding  future sales, income and cash flows.  Forward-looking statements are based upon the Company’s current expectations and assumptions, which are subject to a number of risks and uncertainties including, but not limited to:  customer acceptance and effectiveness of recently introduced products; development of additional business for the Company’s digital video and audio transmission product lines; effectiveness of the sales organization; the successful development and introduction of new products in the future; delays in the conversion by private and broadcast networks to next generation digital broadcast equipment; acceptance by various networks of standards for digital broadcasting; the Company’s liquidity position and capital resources; general market and industry conditions which may not improve during fiscal year 2010  and beyond; and success of the Company’s research and development efforts aimed at developing new products.  Additional potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, intellectual property disputes, performance issues with key suppliers and subcontractors, delays in product development and testing, availability of raw materials, new and existing well-capitalized competitors, and other risks and uncertainties detailed from time to time in the Company’s periodic Securities and Exchange Commission filings, including the Company’s most recent Annual Report on Form 10-K.  Such forward-looking statements are subject to risks, uncertainties and other factors and are subject to change at any time, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

These risks are exacerbated by the recent crisis in national and international financial markets and the global economic downturn, and we are unable to predict with certainty what long-term effects these developments will continue to have on our Company.  During 2008 and into 2009, the capital and credit markets have experienced unprecedented levels of extended volatility and disruption.  We believe that these unprecedented developments have adversely affected our business, financial condition and results of operations in fiscal years 2009 and 2008.

Forward-looking statements speak only as of the date the statement was made. The Company does not undertake any obligation to update any forward-looking statements.

OVERVIEW

We design and manufacture satellite communications equipment through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary. WCI is an international provider of digital video and audio solutions for broadcast television, radio, telco, private and cable networks. With over 30 years experience in optimizing point-to-multipoint multimedia distribution over satellite, fiber, and IP networks, WCI offers a comprehensive product line that handles the scheduling, management and delivery of media rich content to multiple devices, including video screens, computers and audio devices.  WCI focuses on long- and short-term strategies for bandwidth savings, dynamic advertising, live events and affiliate management.

WCI’s product line includes: iPump® media servers for file-based and live broadcasts; Compel® Network Control and Compel® Conditional Access for dynamic command, monitoring and addressing of multi-site video, audio, and data networks; and the Unity® satellite media receivers for live radio and video broadcasts.  Applications served include:  digital signage, linear and file-based TV distribution, linear and file-based radio distribution, Nielsen rating information, broadcast news distribution, business music distribution, corporate communications, video and audio simulcasts.

We operate on a 52-53 week fiscal year.  The fiscal year ends on the Friday nearest to August 31.  Fiscal years 2009, 2008 and 2007 contained 52 weeks.  All references herein to 2009, 2008 and 2007, refer to the fiscal years ending August 28, 2009, August 29, 2008, and August 31, 2007, respectively.

Our fiscal 2009 revenues decreased $8,839,000, or 41.1%, to $12,655,000 from $21,494,000 in fiscal 2008.  Our net loss for fiscal 2009 was $(2,606,000) or $(0.21) per share compared to net earnings of $383,000 or $0.03 per share for fiscal 2008.  Fiscal 2008 net earnings included a one-time gain on sale of patents of $894,000.

Current Financial Position and Liquidity

During the first, second, third and fourth quarters of fiscal 2009 bookings were approximately $1.3, $1.7, $1.1 million and $1.3 million, respectively. These fiscal 2009 bookings and fiscal 2010 bookings to date, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations and internal forecasts primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

Our bookings and revenues during fiscal 2009 and to date have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our ability to continue as a going concern will depend upon our ability to increase our bookings and revenues in the near term to attain profitable operations and to generate sufficient cash flow from operations. Should increased revenues not materialize, we are committed to further reducing operating costs to bring them in line with reduced revenue levels.  Should we be unable to achieve near term profitability and generate sufficient cash flow from operations and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or increase our borrowings. No assurances can be given that operating costs can be sufficiently reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern. If we are unable to continue as a going concern, we will likely be forced to seek protection under the federal bankruptcy laws.  (See Note 1 to the Consolidated Financial Statements).

At August 28, 2009, our primary source of liquidity was a $4,000,000 loan facility, which matures on April 7, 2011.  During fiscal 2009, our line of credit net borrowings increased $916,000 to the outstanding balance of $2,799,000 at August 28, 2009 from $1,883,000 at August 29, 2008.  During fiscal 2009, the average daily balance outstanding was $3,357,000 and the highest outstanding balance was $4,077,000.  At November 20, 2009, the outstanding balance on the loan facility was $3,691,000 and our cash balances primarily funded from loan advances were approximately $387,000.

Operating activities provided $120,000 of cash and investing activities used $1,015,000 of cash, which consisted of capitalized software additions of $997,000, equipment additions of $2,000 and $17,000 for license agreements and legal fees related to the filing of applications for various patents and trademarks.  Loan facility fees used $25,000 of cash.  (See the Liquidity and Capital Resources section for further discussion.)

Current Developments

We announced an alternative offering for Compel® at the 2009 National Association of Broadcasters (NAB) Convention in April 2009, CompelControl.com™.  CompelControl.com™ provides the operations available in Compel® II as a software as a service (SaaS).  Customers can purchase rights to use Compel® via the Internet on a monthly basis, rather than to purchase Compel® as an upfront capital expense.  We are targeting smaller networks where the economics of the network could not support a Compel® purchase for the service.

In addition, at the NAB Convention we released the new iPump® 525 media server which supports bandwidth-saving features, such as MPEG-4/h.264 video compression and file-based workflows. The iPump® 525 provides a cost-effective approach to supporting any multi-site video projects with high levels of customization per television screen.  The iPump® 525 can be controlled by either Compel® or CompelConnect.com®. Combined with Compel®, unique programming content can reach individual retail stores, departments, schools, or hospitals, and can be rapidly updated by central network operators. Employees at display locations do not have to manage or interact with the media servers because all functions and upgrades are scheduled and managed remotely from the Compel® network control system at the central operations center. The iPump® 525 is optimized for high quality video and on-screen graphics, and provides a reliable, consistent experience compared to PC solutions.

During fiscal 2009, we completed the main development of the iPump® 6420 Media Server for broadcast radio customers.  The iPump® 6420 is one of the most full featured media servers for broadcast radio on the market.  Our radio broadcast solutions allow radio broadcasters to control hundreds and thousands of affiliate stations from one central location, while making them relevant and compelling to their local listeners.  With the iPump 6420, radio broadcasters can delay programming based on time zones to target drive times; they can customize the radio broadcast – both programming and advertisements - for each individual affiliate station; and they can shift individual syndicated programs within their play to air schedule.

We continue to protect our intellectual property.  During fiscal 2009, we were granted another patent and applied for new trademarks, including CompelConnect.com™.

During the second quarter of fiscal 2007, the Board of Directors formed a committee of independent directors (the “committee”) to explore strategic and financial alternatives to enhance shareholder value.  We retained Near Earth LLC as our exclusive financial advisor in this evaluation process.  These strategic alternatives may include: (i) technology licensing agreements, (ii) product development and marketing arrangements, joint ventures or strategic partnerships, (iii) strategic acquisitions, mergers or other business combinations, or (iv) the merger or sale of all or part of the Company. On July 16, 2009, we entered into a non-binding letter of intent (the “LOI”) with Sencore, Inc. (“Sencore”), a portfolio company of The Riverside Company, a private equity firm, regarding a possible acquisition of Wegener Corporation by Sencore.  The exclusivity period set forth in the LOI expired September 13, 2009. Wegener Corporation’s Board of Directors unanimously voted to terminate the LOI and on September 17, 2009, officially notified Sencore of the termination. Effective October 8, 2009, based on its completion of a twelfth amendment to our revolving line of credit and term loan facility, Wegener Corporation Board of Directors voted to conclude the Strategic Alternatives review process and disband the Strategic Alternatives Committee of the Board. (See the Liquidity and Capital Rescources section for further discussion.)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations as a percentage of revenue:

	Year ended
	August 28, 2009	August 29, 2008	August 31, 2007
Revenues, net	100.0%	100.0%	100.0%
Cost of products sold	69.5	60.9	64.8
Gross margin	30.5	39.1	35.2
Selling, general, and administrative	34.5	25.8	24.0
Research & development	15.5	14.9	14.1
Gain on sale of patents	-	(4.2)	-
Operating (loss) income	(19.6)	2.5	(2.8)
Interest expense	(1.0)	(0.7)	(0.7)
Interest income	-	0.0	0.0
Net (loss) earnings	(20.6)%	1.8%	(3.5)%

During the fourth quarter of fiscal 2008 and in fiscal 2009, we made reductions in headcount to bring the current number of employees at August 28, 2009, to 63 compared to 91 at August 29, 2008, and reduced engineering consulting and other operating and overhead expenses.  Beginning in January 2009, we reduced paid working hours Company-wide by approximately 10%.  Subsequent to August 28, 2009, we made further reductions in headcount to bring the current number of employees to 51.

Net loss for the year ended August 28, 2009, was $(2,606,000) or $(0.21) per share, compared to net earnings of $383,000 or $0.03 per share for the year ended August 29, 2008, and a net loss of $(753,000) or $(0.06) per share for the year ended August 31, 2007.  Fiscal 2008 net earnings included a gain on sale of patents of $894,000.

Revenues for fiscal 2009 decreased $8,839,000, or 41.1%, to $12,655,000 from $21,494,000 in fiscal 2008.  Direct Broadcast Satellite (DBS) revenues (including service revenues) in fiscal 2009 decreased $8,834,000, or 41.2%, to $12,631,000 from $21,465,000 in fiscal 2008.  The decrease in revenues in fiscal 2009 were due to a decrease in the volume of shippable bookings.  Analog and Custom Products Group revenues were $24,000 in fiscal 2009 compared to $29,000 in fiscal 2008.  Our revenue levels are not subject to significant annual fluctuations in unit pricing.  Product volumes are driven by product mix of orders.  In addition, revenues and order backlog are subject to the timing of significant orders from customers, and as a result revenue levels may fluctuate on a quarterly and yearly basis.  Fiscal 2009 included revenues from shipments of (i) our iPump® 6420 media servers and Compel® network control software to Dial Global, Comtelsat De Mexico and to Educational Media Foundation for their network expansion, (ii) continued shipments of our Encompass LE2, our next generation business music audio receiver, to business music provider Muzak LLC, and (iii) our SpoTTrac® and NAVE IIc® encoders used to encode Nielsen Media Research identification tags into media for Nielsen program ratings.  In addition, shipments in fiscal 2009 continued to MegaHertz for distribution of our products to the U.S. cable market.

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

WCI's backlog of orders scheduled to ship within 18 months was $4,316,000 at August 28, 2009, $8,491,000 at August 29, 2008, and $10,170,000 at August 31, 2007.  The total multi-year backlog at August 28, 2009 was $6,800,000 compared to $13,300,000 at August 29, 2008. Approximately $3,173,000 of the August 28, 2009, backlog is expected to ship during fiscal 2010. At August 28, 2009, two customers accounted for 81.3% of the eighteen month backlog and 77.3% of the backlog expected to ship during fiscal 2010.

Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue.  In fiscal 2009, three customers accounted for approximately 21.2%, 18.1% and 10.7% of revenues, respectively.  (See Note 13 to the Consolidated Financial Statements, “Segment Information and Concentrations”.)  Future revenues are subject to the timing of significant orders from customers and are difficult to forecast.  As a result, we expect future revenue levels and operating results to continue to fluctuate from quarter to quarter.

International sales are generated through a direct sales organization and through foreign distributors.  International sales were $1,595,000 or 12.6% of revenues in fiscal 2009 compared to $3,686,000 or 17.2% of revenues in fiscal 2008, and $3,396,000 or 24.5% of revenues in fiscal 2007.  International shipments are generally project specific, and therefore revenues are subject to variations from year to year based on the timing of customer orders.  All international sales are denominated in U.S. dollars.  Additional financial information on geographic areas is provided in note 13 to the consolidated financial statements.

Gross profit as a percent of sales was 30.5% in fiscal 2009 compared to 39.1% in fiscal 2008, and 35.2% in fiscal 2007.  Gross profit margin dollars decreased $4,541,000, or 54.1%, to $3,856,000 in fiscal 2009 from $8,398,000 in fiscal 2008.  Fiscal 2007 gross profit margin dollars amounted to $7,583,000.  Profit margins in fiscal 2009 and 2008 were favorably impacted by the reversal of an accrued warranty liability of $130,000 and $310,000, respectively, for previously estimated warranty provisions that were no longer required.  Warranty provisions charged to cost of sales were $50,000 in fiscal 2008 and $625,000 in fiscal 2007.  Profit margins in fiscal 2009 included inventory reserve charges of $630,000 to provide for slow-moving and excess inventory primarily associated with first generation digital products. No inventory provisions were recorded in fiscal 2008, while inventory provisions of $250,000 were recorded in fiscal 2007.  Capitalized software amortization expenses included in cost of sales in fiscal 2009 were $949,000, compared to $1,238,000 in fiscal 2008 and $1,517,000 in fiscal 2007. Capitalized software amortization expenses in fiscal 2010 are expected to approximate fiscal 2009 expenses.

Selling, general, and administrative (SG&A) expenses decreased $1,168,000, or 21.1%, to $4,371,000 in fiscal 2009 from $5,539,000 in fiscal 2008.  As a percentage of revenues, SG&A expenses were 34.5% of revenues in fiscal 2009 and 25.8% in fiscal 2008. Corporate SG&A expenses in fiscal 2009 decreased $150,000, or 13.1%, to $996,000 from $1,146,000 in fiscal 2008.  The decrease was mainly due to lower professional fees and director compensation. WCI’s SG&A expenses decreased $1,018,000, or 23.2%, to $3,375,000 in fiscal 2009 from $4,393,000 in fiscal 2008.  The decrease in WCI’s SG&A expenses in fiscal 2009 was mainly due to decreases in (i) salaries and related payroll costs of $318,000 primarily due to a 10% reduction in Company-wide paid working hours beginning in January 2009 and reductions in headcount, (ii) sales and marketing expenses of $270,000, (iii) general overhead costs of $243,000 due to reductions in recruiting and training expenses and overall cost reduction efforts of overhead expenses, (iv) in-house commission expenses of $147,000 due to a decrease in bookings, and (v) professional fees of $40,000. SG&A expenses included $8,000 of noncash share-based compensation expense in fiscal 2008 compared to none in fiscal 2009.

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

Research and development expenditures, including capitalized software development costs, were $2,959,000 or 23.4% of revenues in fiscal 2009, $4,427,000 or 20.6% of revenues in fiscal 2008, and $4,562,000 or 21.2% of revenues in fiscal 2007.  The decrease in expenditures fiscal 2009 compared to fiscal 2008 was mainly due to lower salaries, as a result of reduced head count and the 10% reduction in Company-wide paid working hours beginning in January 2009, and lower consulting costs.  The decrease in expenditures fiscal 2008 compared to fiscal 2007 was mainly due to lower consulting costs, which were partially offset by increases in salaries, headcount and recruiting costs related to new hires.  Software development costs totaling $997,000, $1,214,000, and $1,528,000 were capitalized during fiscal 2009, 2008 and 2007, respectively.  The decreases in capitalized software costs in fiscal 2009 compared to fiscal 2008 were related to completed projects and reductions in headcount and consulting costs. The decreases in capitalized software costs in fiscal 2008 compared to fiscal 2007 were related to completed projects.  Research and development expenses, excluding capitalized software development costs, were $1,962,000 or 15.5% of revenues in fiscal 2009, $3,213,000 or 14.9% of revenues in fiscal 2008, and $3,033,000 or 14.1% of revenues in fiscal 2007. We believe current staffing levels are adequate to accomplish research and development activities in fiscal 2010.  Should additional engineering recourses be required in fiscal 2010, we believe engineering consulting services would be sufficiently available.

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

Interest expense was $129,000 in fiscal 2009 compared to $159,000 in fiscal 2008 and $150,000 in fiscal 2007.  The decrease in fiscal 2009 compared to fiscal 2008 was due to a lower average bank prime rate which was offset by an increase in the average outstanding line-of-credit balance.  We believe that interest expense in fiscal 2010 will significantly increase compared to fiscal 2009 as a result of expected increases in average line of credit borrowings, due to the increase in our loan interest rate, as further discussed in the Liquidity and Capital Resources section.

              No income tax benefit was recorded for fiscal 2009 due to an increase in the deferred tax asset valuation allowance.  In fiscal 2009, the deferred tax asset increased $938,000 primarily due to an increase in net operation loss carryforwards and provision for inventory reserves, and decreased $199,000 due to the expiration of state income tax credits. The net increase of $739,000 in the deferred tax asset was offset by a corresponding increase in the valuation allowance.  No income tax expense was recorded for fiscal 2008, due to utilization of net operating loss and alternative minimum tax credit carryforwards.  In fiscal 2008, the deferred tax asset decreased $141,000 which was offset by a decrease in the valuation allowance by the same amount.  No income tax benefits were recorded in fiscal 2007 due to an increase in the deferred tax asset valuation allowance of $271,000.  At August 28, 2009, net deferred tax assets of $6,617,000 were fully reserved by a valuation allowance.

SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized.  A review of all available positive and negative evidence must be considered in judging the likelihood of realizing tax benefits.  Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.  Cumulative losses are one of the most difficult pieces of negative evidence to overcome in the absence of sufficient existing orders and backlog (versus forecasted future orders) supporting a return to profitability. Additional orders and backlog are currently needed for profitability in fiscal 2009.  Our assessment in applying SFAS No. 109 indicated that a full valuation allowance for our net deferred tax assets was required as of August 28, 2009 and August 29, 2008.

At August 28, 2009, we had a federal net operating loss carryforward of $11,825,000, of which $1,438,000 expires in fiscal 2021, $1,296,000 in fiscal 2023, $3,396,000 in fiscal 2024, $1,454,000 in fiscal 2025, $1,755,000 in fiscal 2026, $265,000 in fiscal 2027 and $2,221,000 in fiscal 2029.  Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $17,951,000 at August 28, 2009 and raised doubts as to our ability to continue as a going concern.  We had a working capital deficit of approximately $1,139,000 at August 28, 2009 compared to working capital of approximately $1,053,000 at August 29, 2008.

Our cash flow requirements during fiscal 2009 were financed by our loan facility. During fiscal 2009, our net borrowings under our loan facility increased $916,000 to $2,799,000 at August 28, 2009.

During the fourth quarter of fiscal 2008 and in fiscal 2009, we made reductions in headcount to bring the current number of employees at August 28, 2009, to 63 compared to 91 at August 29, 2008, and reduced engineering consulting and other operating and overhead expenses.  Beginning in January 2009, we reduced paid working hours Company-wide by approximately 10%.  Subsequent to August 28, 2009, we made further reductions in headcount to bring the current number of employees to 51. During fiscal 2009, as well as to date in fiscal 2010, due to insufficient cash flow from operations and borrowing limitations under our loan facility (effective October 8, 2009, the maximum of $4,000,000, and prior to October 8, 2009, limited to available collateral), we negotiated extended payment terms with our two offshore vendors and have been extending other vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. Any interruption of services or materials would likely have an adverse impact on our operations.

During the first, second, third and fourth quarters of fiscal 2009 bookings were approximately $1.3, $1.7, $1.1 million and $1.4 million, respectively. These fiscal 2009 bookings and fiscal 2010 bookings to date, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

 Our backlog scheduled to ship within eighteen months was approximately $4.3 million at August 28, 2009, compared to $8.5 million at August 29, 2008.  The total multi-year backlog at August 28, 2009, was approximately $6.8 million, compared to $13.3 million at August 29, 2008 and $13.6 million at May 30, 2008.  Approximately $3.2 million of the August 28, 2009 backlog is scheduled to ship during fiscal 2010.

Our bookings and revenues during fiscal 2009, as well as to date in fiscal 2010, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations.  In addition, significant fiscal 2010 shippable bookings are currently required to meet our financial and cash flow projections beginning in the first quarter of fiscal 2010 and continuing for each subsequent quarter.

Our ability to continue as a going concern will depend upon our ability to increase our bookings and revenues in the near term to attain profitable operations and generate sufficient cash flow from operations. Should increased revenues not materialize, we are committed to further reducing operating costs to bring them in line with reduced revenue levels.  Should we be unable to achieve near term profitability and generate sufficient cash flow from operations and if we are unable to further reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond our existing loan facility. No assurances can be given that operating costs can be further reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern. If we are unable to continue as a going concern, we will likely be forced to seek protection under the federal bankruptcy laws.

On July 16, 2009, we entered into a non-binding letter of intent (the “LOI”) with Sencore, Inc. (“Sencore”), a portfolio company of The Riverside Company, a private equity firm, regarding a possible acquisition of Wegener Corporation by Sencore.  The exclusivity period set forth in the LOI expired September 13, 2009. Wegener Corporation’s Board of Directors unanimously voted to terminate the LOI and on September 17, 2009, officially notified Sencore of the termination.

Effective September 16, 2009, we entered into an Eleventh Amendment (“Amendment”) to the Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A. (the “bank”). The Amendment extended the maturity date of our revolving line of credit and term loan facility (“loan facility”) with the bank to November 30, 2009 (previously September 30, 2009), reduced the maximum available credit limit to $4,000,000 (previously $5,000,000) and increased the interest rate to the bank’s prime rate plus two percent (previously the bank’s prime rate).  In addition, the Amendment allowed for over advances in excess of the existing availability collateral formulas of up to five hundred thousand dollars during the term of the loan facility.  The Amendment was subject to the bank receiving, on or before October 15, 2009, a fully executed asset purchase agreement or merger agreement satisfactory to the bank, in its reasonable business judgment, for the sale or merger of Wegener Corporation to or into a third-party purchaser; provided, however, the failure to so provide such fully executed asset purchase or merger agreement to the bank on or before October 15, 2009 would have been an automatic Event of Default as defined and set forth in the Loan Agreement, and the bank would have all of its rights and remedies as provided for in the Loan Agreement without further notice.  At August 28, 2009, we were in violation of the bank’s tangible net worth debt covenant.

On October 8, 2009, the bank assigned its rights (the “Assignment”) under the Loan Agreement to The David E. Chymiak Trust Dated December 15, 1999 (the “Trust”).  Immediately before becoming such assignee, the Trust entered into a twelfth amendment to the Loan Agreement, dated October 8, 2009 (the “Twelfth Amendment”) which became effective immediately upon the consummation of the Assignment.  Accordingly, by virtue of the Assignment, the Trust succeeded to all the rights and obligations of the bank under the Loan Agreement, except as otherwise provided in the Twelfth Amendment. In connection with the Assignment, the Trust paid a total of $2,941,000 to the bank amounting to all amounts we owed to the bank.  Therefore, we no longer have a lending relationship with the bank. (See Note 9 to the Consolidated Financial Statements).

Among other things, the Twelfth Amendment provides a maximum loan limit of four million dollars (the “Loan Limit”), excluding any accrued unpaid interest.  The term of the Loan Agreement is eighteen (18) months beginning October 8, 2009 (“Original Term”), or upon demand in the event of default as provided by the Loan Agreement. The outstanding loan balance bears interest at the rate of twelve percent (12%) per annum.  The Twelfth Amendment automatically renews for successive twelve (12) month periods provided, however, the Trust may terminate the Loan Agreement by providing the Borrower ninety (90) days’ prior written notice of termination at any time beginning on or after ninety (90) days prior to the expiration of the Original Term. Principal and interest shall be payable upon the earlier of the maturity date, an event of default, or 90 days  following the date on which the Trust provides written notice to terminate the agreement.  All principal and interest shall be payable in U.S. dollars and/or such other good and valuable consideration as the parties may agree in good faith at the time payment is due.  The Twelfth Amendment removed collateral availability advance formula provisions which limited the maximum borrowing to the amount of available collateral and the 2.0% annual facility fee provision. In addition, it removed the minimum tangible net worth and minimum fixed coverage ratio annual debt covenant provisions. The Twelfth Amendment suspended the Loan Agreement’s solvency representation provision until the last day of our third quarter of fiscal 2010 (May 28, 2010). This representation requires the company to be able to pay its debts as they become due, have sufficient capital to carry on its business and own property at a fair saleable value greater than the amount required to pay its debts.  In addition the Company is required to retain certain executive officers. We are currently in compliance with the debt covenants as provided under the Twelfth Amendment.

On October 1, 2009, we entered into an unsecured promissory note with David E. Chymiak in the amount of two hundred and fifty thousand dollars ($250,000).  The loan bears interest at the rate of 8.0% per year with a maturity date of October 31, 2009. The maturity date was subsequently extended to November 30, 2009.

  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.  The audit report relating to the consolidated financial statements for the year ended August 28, 2009, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Financing Agreements

WCI’s loan facility, amended and effective October 8, 2009, consists of a revolving line of credit and term loan with a maximum combined available credit limit of $4,000,000 (previously $5,000,000 during fiscal 2009).  The term of the amended loan facility is eighteen (18) months beginning October 8, 2009 (“Original Term”), or upon demand in the event of default as provided by the loan facility.  The outstanding loan balance bears interest at the rate of twelve percent (12%) per annum (previously at our former bank’s prime and effective September 16, 2009, bank’s prime plus 2.0%).  The loan facility automatically renews for successive twelve (12) month periods provided, however, the lender may terminate the facility by providing ninety (90) days’ prior written notice of termination at any time beginning on or after ninety (90) days prior to the expiration of the Original Term.  Principal and interest shall be payable upon the earlier of the maturity date, an event of default, or 90 days  following the date on which the Trust provides written notice to terminate the agreement.  All principal and interest shall be payable in U.S. dollars or, upon mutual agreement of the parties decided in good faith at the time payment is due, other good and valuable consideration.

The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.  At August 28, 2009, balances outstanding on the bank revolving line of credit amounted to $2,799,000. At November 20, 2009, the outstanding balance on the line of credit was $3,691,000 and our cash balances primarily funded from loan advances were approximately $387,000.

During fiscal 2009, the average daily balance outstanding was $3,357,000 and the highest outstanding balance was $4,077,000.  During fiscal 2010 we expect the average daily balance to increase and interest expense to increase due to the increase in the annual interest rate.

The loan facility requires us to be in compliance with certain representations, warranties and covenants.   Among which, we are required by May 28, 2010 to be in compliance with the solvency representation provision. This representation requires us to be able to pay our debts as they become due, have sufficient capital to carry on our business and own property at a fair saleable value greater than the amount required to pay our debts.  No assurances may be given that we will be in compliance with the solvency provision by May 28, 2010.  In addition, we are required to retain certain executive officers and are precluded from paying dividends.

On October 1, 2009, we entered into an unsecured promissory note with David E. Chymiak in the amount of two hundred and fifty thousand dollars ($250,000).  The loan bears interest at the rate of 8.0% per year with a maturity date of October 31, 2009. The maturity date was subsequently extended to November 30, 2009.

Operating Activities

Cash provided by operating activities was $120,000 in fiscal 2009 and $771,000 in fiscal 2008, while operating activities used cash of $955,000 in fiscal 2007.  Fiscal 2009 net loss adjusted for expense provisions and depreciation and amortization (before working capital changes) used cash of $668,000. Decreases in inventories and other assets provided cash of $1,258,000 while changes in accounts receivable and customer deposits used cash of $42,000.  Decreases in accounts payable, accrued expenses and deferred revenue used cash of $7,000, $218,000 and $203,000, respectively.

Net accounts receivable decreased $1,381,000 to $1,582,000 at August 28, 2009, from $2,963,000 at August 29, 2008, compared to $5,172,000 at August 31, 2007.  The allowance for doubtful accounts was $146,000 at August 28, 2009, $230,000 at August 29, 2008 and $251,000 at August 31, 2007.  In fiscal 2007, reductions in the allowance for doubtful accounts provided benefits of $50,000.  Write-offs were $84,000 in fiscal 2009 and $21,000 in fiscal 2008.

Customer deposits decreased $1,424,000 to $504,000 at August 28, 2009, from $1,928,000 at August 29, 2008.  The decrease in customer deposits was due to completion of shipments in fiscal 2009 of a large order to one customer.  Customer deposits vary with the timing and terms of customer bookings.

At August 28, 2009, our net inventory balances decreased $1,831,000 to $4,464,000 from $6,295,000 at August 29, 2008, compared to $3,380,000 at August 31, 2007. The increase in inventories in fiscal 2008 was primarily due to our new fiscal 2008 product introductions of the iPump® 562 Enterprise Media Server, the Unity® 552 receiver and the Encompass-LE2 audio receiver. In addition, inventory levels were increased for the iPump® 6400 Media Server and Nielsen Media Research products.  These inventory purchases required sufficient lead times with our offshore manufacturers and which required estimates of expected future bookings.  Our fiscal 2008 bookings were below our expectations which resulted in higher than expected inventories at August 29, 2008.  During fiscal 2009, we implemented efforts to reduce inventory levels.  Inventory reserves were increased by provisions charged to cost of sales of $630,000 in fiscal 2009 to provide for slow-moving and excess inventory primarily associated with first generation digital products. No inventory provisions were recorded in fiscal 2008, while inventory provisions of $250,000 were recorded in fiscal 2007.    Inventory reserves were decreased by write-offs of $11,000 in fiscal 2009, $21,000 in fiscal 2008 and none in fiscal 2007. Decreases in inventories in fiscal 2009 provided $1,202,000 of cash.   Increases in inventories in fiscal 2008 used $2,915,000 of cash, while a decrease in inventories in fiscal 2007 provided $228,000 of cash.

Investing Activities

Cash used by investing activities in fiscal 2009 was $1,015,000 compared to $537,000 in fiscal 2008 and $1,970,000 in fiscal 2007.  In fiscal 2009, investing activities consisted of capitalized software additions of $997,000, equipment additions of $2,000 and $17,000 for license agreements and legal fees related to the filing of applications for various patents and trademarks.  In fiscal 2008, investing activities consisted of capitalized software additions of $1,214,000, equipment additions of $336,000 and $62,000 for license agreements and legal fees related to the filing of applications for various patents and trademarks, while proceeds from the sale of patents and patent applications provided $1,075,000 of cash.  Capitalized software expenditures were incurred primarily for the development of Compel® network control and MediaPlan® software, the iPump® Media Server, and MPEG-4/h.264 products.

Financing Activities

Financing activities in fiscal 2009 provided $916,000 of cash from net line-of-credit borrowings and used $25,000 of cash for loan facility fees. Financing activities in fiscal 2008 used $132,000 of cash to reduce net line-of-credit borrowings and $100,000 of cash for loan facility fees.

Contractual Obligations

We have one manufacturing and purchasing agreement for certain finished goods inventories. At August 28, 2009, outstanding purchase commitments under these agreements amounted to $552,000.  At August 28, 2009, we had no letters of credit outstanding.

The following summarizes our contractual obligations as of August 28, 2009 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	One Year	2 –3 Years	4 –5 Years

Operating leases	$346,000	$102,000	$244,000	$-
Bank line of credit	2,799,000	2,799,000	-	-
Purchase commitments	552,000	552,000	-	-
Total	$3,697,000	$3,453,000	$244,000	$-

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

At August 28, 2009, we had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgments.  These policies are as follows:

Revenue Recognition – Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” and SAB No. 101, “Revenue Recognition in Financial Statements.”  Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations.  Service revenues are recognized at the time of performance.  Revenues from separate extended service maintenance agreements are recognized ratably over the term of the agreements, which is typically one year.  The unrecognized revenue portion of maintenance contracts invoiced and the fair value of future performance obligations are recorded as deferred revenue. In addition, any invoices generated in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.  At August 28, 2009, deferred extended service maintenance revenues were $537,000, and deferred revenues related to future performance obligations were $32,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2010.  We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by us.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  For the year ended August 28, 2009, revenues attributable to two customers in the amount of $1,236,000 were recorded prior to delivery as bill and hold transactions.  At August 28, 2009, accounts receivable for these revenues were paid in full.

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

Our principal sources of revenues are from the sales of various satellite communications equipment.  Embedded in our products is internally developed software of varying applications.  We evaluate our products to assess whether software is more than incidental to a product.  When we conclude that software is more than incidental to a product, we will account for the product as a software product. Revenue on software products and software-related elements is recognized in accordance with Statement of Financial Position (SOP) No. 97-2, “Software Revenue Recognition” as amended by SOP No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions.”  Significant judgment may be required in determining whether a product is a software or hardware product.

Inventory Reserves - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market.  Inventories include the cost of raw materials, labor and manufacturing overhead.  We make inventory reserve provisions to properly reflect inventory value based on a review of inventory quantities on hand, sales forecasts, new products being developed and technology changes.  These reserves are to provide for items that are potentially slow-moving, excess or obsolete.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions.  At August 28, 2009, inventories, net of reserve provisions of approximately $4,689,000, amounted to $4,464,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility.  Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product.  Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs.  At August 28, 2009, capitalized software costs, net of accumulated amortization, amounted to $1,265,000.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized.  Realization of our deferred tax assets is dependent upon generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards.  The valuation allowance increased $739,000 in fiscal 2009, and decreased $141,000 in fiscal 2008 and increased $271,000 in fiscal 2007.  At August 28, 2009, net deferred tax assets of $6,617,000 were fully reserved by a valuation allowance.

Accounts Receivable Valuation – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At August 28, 2009, accounts receivable net of allowances for doubtful accounts amounted to $1,582,000.

IMPACT OF INFLATION

We do not believe that inflation has had a material impact on revenues or expenses during the past three fiscal years.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB. The Codification is to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles and it supersedes all existing non-SEC accounting and reporting standards. SFAS No. 168 also identifies the framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company expects that the adoption of SFAS No. 168 will not have a material impact on its financial position, results of operations or cash flows.

 In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 eliminates FASB Interpretation No. 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation No. 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS No. 167 is effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. The Company has not determined the impact, if any, SFAS No. 167 will have on its future consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The guidance is effective for us beginning August 29, 2009 and will apply to business combinations completed on or after that date, if any. The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this SFAS No. 160 is not expected to have a material impact on our Consolidated Financial Statements as we currently have no noncontrolling interest in our subsidiary.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to easily understand the effect of the company’s choice to use fair value on its earnings. Additionally, SFAS No. 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We adopted SFAS No. 159 on August 30, 2008, the first day of the start of fiscal year 2009. The Company did not elect the fair value option for any financial instruments or certain other financial assets and liabilities that were not previously required to be measured at fair value.  Therefore, adoption of SFAS No. 159 had no impact on our financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company on August 30, 2008, the first day of the start of fiscal year 2009 and had no impact on our financial position or results of operations. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157”. FSP No. 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2010.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates during fiscal 2009 related primarily to our revolving line of credit facility.  The interest rate on certain advances under the line of credit and term loan facility fluctuated with the bank’s prime rate and effective September 16, 2009 the bank’s prime rate plus 2.0% (bank’s prime rate 3.25% at August 28, 2009). At August 28, 2009, balances outstanding on the revolving line of credit amounted to $2,799,000. Effective October 8, 2009, the amended line of credit carried a fixed interest rate of 12.0% and an unsecured promissory note dated October 1, 2009, carried a fixed rate of interest of 8.0%

We do not enter into derivative financial instruments.  All sales and purchases are denominated in U.S. dollars.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Management’s Statement of Responsibility	33

Report of Independent Registered Public Accounting Firm	34

Consolidated Statements of Operations
Years ended August 28, 2009, August 29, 2008, and August 31, 2007	35

Consolidated Balance Sheets
As of August 28, 2009 and August 29, 2008.	36

Consolidated Statements of Shareholders' Equity
Years ended August 28, 2009, August 29, 2008, and August 31, 2007	37

Consolidated Statements of Cash Flows
Years ended August 28, 2009, August 29, 2008, and August 31, 2007	38

Notes to Consolidated Financial Statements	39

Consolidated Supporting Schedules Filed:

Schedule II-Valuation and Qualifying Accounts
Years ended August 28, 2009, August 29, 2008, and August 31, 2007	58

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

BDO Seidman, LLP, the Company's independent registered public accounting firm, has audited the financial statements prepared by management.  Their opinion on the statements is presented below.

C. Troy Woodbury, Jr.
President and Chief Executive Officer

James Traicoff.
Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Wegener Corporation
Johns Creek, Georgia

We have audited the accompanying consolidated balance sheets of Wegener Corporation and subsidiary as of August 28, 2009 and August 29, 2008, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 28, 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wegener Corporation and subsidiary at August 28, 2009 and August 29, 2008, and the results of its operations and its cash flows for each of the three years in the period ended August 28, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Atlanta, Georgia	BDO Seidman, LLP
November 25, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	August 28, 2009	August 29, 2008	August 31, 2007

Revenues, net	$12,655,107	$21,494,493	$21,546,029

Operating costs and expenses

Cost of products sold	8,798,915	13,096,881	13,962,644

Selling, general and administrative	4,370,941	5,538,901	5,162,848

Research and development	1,961,827	3,213,131	3,033,358

Gain on sale of patents	-	(894,127)	-

Operating costs and expenses	15,131,683	20,954,786	22,158,850

Operating (loss) income	(2,476,576)	539,707	(612,821)
Interest expense	(129,123)	(158,586)	(149,590)
Interest income	-	2,162	9,649

Net (loss) earnings	$(2,605,699)	$383,283	$(752,762)

Net (loss) earnings per share	$(.21)	$.03	$(.06)
Basic	$(.21)	$.03	$(.06)
Diluted

Shares used in per share calculation
Basic	12,647,051	12,647,051	12,614,007
Diluted	12,647,051	12,659,414	12,614,007

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	August 28,	August 29,
	2009	2008
Assets

Current assets
Cash	$3,476	$8,023
Accounts receivable, net	1,581,926	2,963,060
Inventories, net	4,463,586	6,295,476
Other	171,676	211,832

Total current assets	6,220,664	9,478,391

Property and equipment, net	1,720,031	1,709,250
Capitalized software costs, net	1,265,445	1,217,585
Other assets	335,557	454,050
Land held for sale	-	353,712

Total assets	$9,541,697	$13,212,988

Liabilities and Shareholders’ Equity

Current liabilities
Bank line of credit	$2,799,088	$1,883,243
Accounts payable	1,964,367	1,971,379
Accrued expenses	1,523,925	1,871,887
Deferred revenue	568,673	771,521
Customer deposits	503,952	1,927,567

Total current liabilities	7,360,005	8,425,597

Commitments and contingencies

Shareholders’ equity
Common stock, $.01 par value; 30,000,000 at
August 28,2009 and 20,000,000 at August 29,2008
shares authorized; 12,647,051 issued and outstanding	126,471	126,471
Additional paid-in capital	20,006,702	20,006,702
Accumulated deficit	(17,951,481)	(15,345,782)

Total shareholders’ equity	2,181,692	4,787,391

Total liabilities and shareholders’ equity	$9,541,697	$13,212,988

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
BALANCE at September 1, 2006	12,579,051	$125,791	$19,924,915	$(14,976,303)

Common stock issued through stock options	68,000	680	56,440	-
Share-based compensation	-	-	17,667	-
Net loss for the year	-	-	-	(752,762)

BALANCE at August 31, 2007	12,647,051	$126,471	$19,999,022	$(15,729,065)

Share-based compensation	-	-	7,680	-
Net earnings for the year	-	-	-	383,283

BALANCE at August 29, 2008	12,647,051	$126,471	$20,006,702	$(15,345,782)

Net loss for the year	-	-	-	(2,605,699)

BALANCE at August 28, 2009	12,647,051	$126,471	$20,006,702	$(17,951,481)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	August 28,	August 29,	August 31,
	2009	2008	2007

Cash flows from operating activities
Net (loss) earnings	$(2,605,699)	$383,283	$(752,762)
Adjustments to reconcile net (loss) earnings to cash provided by (used for) operating activities
Depreciation and amortization	1,437,847	1,853,499	2,311,047
Gain on sale of patents	-	(894,127)	-
Share-based compensation expense	-	7,680	17,667
Decrease in provision for bad debts	-	-	(50,000)
Increase in provision for inventory reserves	630,000	-	250,000
(Decrease) increase in provision for warranty reserves	(130,000)	(260,000)	625,000
Changes in assets and liabilities
Accounts receivable	1,381,134	2,209,288	(3,342,227)
Inventories	1,201,890	(2,915,066)	227,617
Other assets	56,075	(16,985)	38,281
Accounts payable	(7,012)	826,052	(380,982)
Accrued expenses	(217,962)	(477,335)	(169,490)
Deferred revenue	(202,848)	(2,662)	(334,553)
Customer deposits	(1,423,615)	56,894	605,868
Net cash provided by (used for) operating activities	119,810	770,521	(954,534)

Cash flows from investing activities
Property and equipment expenditures	(1,742)	(335,161)	(256,085)
Capitalized software additions	(996,731)	(1,213,870)	(1,528,343)
License agreements, patents, and trademark expenditures	(16,729)	(62,734)	(185,918)
Proceeds from sale of patents	-	1,075,000	-

Net cash used for investing activities	(1,015,202)	(536,765)	(1,970,346)

Cash flows from financing activities
Net change in borrowings under revolving line-of-credit	915,845	(132,461)	2,015,704
Loan facility fees	(25,000)	(100,000)	(100,000)
Proceeds from stock options exercised	-	-	57,120
Net cash provided by (used for) financing activities	890,845	(232,461)	1,972,824

(Decrease) increase in cash	(4,547)	1,295	(952,056)
Cash, beginning of year	8,023	6,728	958,784

Cash, end of year	$3,476	$8,023	$6,728

Supplementary information:
Cash paid for interest	$129,123	$158,586	$149,590

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  1.  Going Concern

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

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $17,951,000 at August 28, 2009.  We had a working capital deficit of approximately $1,139,000 at August 28, 2009 compared to working capital of approximately $1,053,000 at August 29, 2008.

Our cash flow requirements during fiscal 2009 were financed by our bank loan facility. During fiscal 2009, our net borrowings under our loan facility increased $916,000 to $2,799,000 at August 28, 2009.  Our loan facility, amended and effective October 8, 2009, provides a maximum borrowing limit of $4,000,000.  As described in Note 9., the bank assigned our facility to a related party.  At November 20, 2009, the outstanding balance on this loan facility was $3,691,000 and our cash balances primarily funded from loan advances were approximately $387,000.

During the fourth quarter of fiscal 2008 and in fiscal 2009, we made reductions in headcount to bring the current number of employees at August 28, 2009, to 63 compared to 91 at August 29, 2008, and reduced engineering consulting and other operating and overhead expenses.  Beginning in January 2009, we reduced paid working hours Company-wide by approximately 10%.  Subsequent to August 28, 2009, we made further reductions in headcount to bring the current number of employees to 51. During fiscal 2009, as well as to date in fiscal 2010, due to insufficient cash flow from operations and borrowing limitations under our loan facility, we negotiated extended payment terms with our two offshore vendors and have been extending other vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. Any interruption of services or materials would likely have an adverse impact on our operations.

During the first, second, third and fourth quarters of fiscal 2009 bookings were approximately $1.3, $1.7, $1.1 million and $1.4 million, respectively. These fiscal 2009 bookings and fiscal 2010 bookings to date, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

 Our backlog scheduled to ship within eighteen months was approximately $4.3 million at August 28, 2009, compared to $8.5 million at August 29, 2008.  The total multi-year backlog at August 28, 2009, was approximately $6.8 million, compared to $13.3 million at August 29, 2008 and $13.6 million at May 30, 2008.  Approximately $3.2 million of the August 28, 2009 backlog is scheduled to ship during fiscal 2010.

Our bookings and revenues during fiscal 2009, as well as to date in fiscal 2010, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations.  In addition, significant fiscal 2010 shippable bookings are currently required to meet our quarterly financial and cash flow projections for the remainder of fiscal 2010.

Our ability to continue as a going concern will depend upon our ability to increase our bookings and revenues in the near term to attain profitable operations and generate sufficient cash flow from operations. Should increased revenues not materialize, we are committed to further reducing operating costs to bring them in line with reduced revenue levels.  Should we be unable to achieve near term profitability and generate sufficient cash flow from operations and if we are unable to further reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond our existing loan facility. No assurances can be given that operating costs can be further reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern. If we are unable to continue as a going concern, we will likely be forced to seek protection under the federal bankruptcy laws.

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

Reclassifications.  Certain reclassifications have been made to the 2008 and 2007 financial statements to conform to the 2009 presentation.

Fiscal Year. We operate on a 52-53 week fiscal year.  The fiscal year ends on the Friday nearest to August 31.  Fiscal years 2009, 2008 and 2007 contained 52 weeks.  All references herein to 2009, 2008 and 2007, refer to the fiscal years ended August 28, 2009, August 29, 2008, and August 31, 2007, respectively.

Cash and Bank Overdrafts.  Cash balances consist of checking account balances held at a high credit-quality financial institution.  Bank overdrafts consist of outstanding checks that have not cleared our bank.  Overdrafts are offset against cash balances to the extent that cash balances are available in the account on which the checks are issued.  Remaining balances of overdrafts are included in our accounts payable balances.  At August 28, 2009 and August 29, 2008, outstanding checks in the amount of $323,000 and $418,000, respectively, were included in accounts payable balances.

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

Our policy is not to require collateral on accounts receivable.  However, in certain circumstances letters of credit or deposits may be required from customers.  We are subject to concentrations of credit risk principally through accounts receivable, as a substantial portion of our customers are affiliated with the cable television, radio, business broadcast and telecommunications industries.  At August 28, 2009, three customers accounted for approximately 22.8%, 15.4% and 11.8%, respectively, of our accounts receivable.  At August 29, 2008, two customers accounted for approximately 12.3% and 11.9%, respectively, of our accounts receivable.

Inventories.  Inventories are stated at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market.  Inventories include the cost of raw materials, labor and manufacturing overhead.  The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at its net realizable value.

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

Revenue Recognition.  Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” and SAB No. 101, “Revenue Recognition in Financial Statements.”  Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectability is reasonably assured, and when there are no significant future performance obligations.  Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced and the fair value of future performance obligations are recorded as deferred revenue.  In addition, any invoices generated in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met.  At August 28, 2009, deferred extended service maintenance revenues were $537,000, and deferred revenues related to future performance obligations were $32,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2010.

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by them, and no additional performance obligations by the Company exist.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  For the year ended August 28, 2009, revenues attributable to two customers in the amount of $1,236,000 were recorded prior to delivery as bill and hold transactions.  At August 28, 2009, accounts receivable for these revenues were paid in full.  For the year ended August 29, 2008, revenues attributable to one customer in the amount of $495,000 were recorded prior to delivery as bill and hold transactions.  At August 29, 2008, accounts receivable for these revenues were paid in full.

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

In accordance with Emerging Issues Task Force (EITF) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” we include all shipping and handling billings to customers in revenues, and freight costs incurred for product shipments are included in cost of products sold.

Research and Development/Capitalized Software Costs.  We expense research and development costs, including expenditures related to development of our software products that do not qualify for capitalization.  Software development costs are capitalized subsequent to establishing technological feasibility.  Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product.  This has resulted in amortization periods of primarily three years.  Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives.  Software development costs capitalized during fiscal 2009, 2008 and 2007, totaled $997,000, $1,214,000 and $1,528,000, respectively.  Amortization expense, included in cost of products sold, was $949,000, $1,238,000 and $1,517,000 for the same periods, respectively.  Capitalized software costs, net of accumulated amortization, were $1,265,000 at August 28, 2009 and $1,218,000 at August 29, 2008.  Accumulated amortization amounted to $13,694,000 at August 28, 2009 and $12,745,000 at August 29, 2008.

Advertising and Sales Promotion Expenses. Our policy is to expense advertising and sales promotion costs as incurred. Advertising and sales promotion expenses include media advertising, trade shows, customer events, product literature and market research costs. These expenses totaled $178,000, $258,000 and $329,000 for fiscal years 2009, 2008 and 2007, respectively.

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

Share-Based Compensation.  We account for share-based payments to employees, including grants of employee stock options, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (Revised), “Share-Based Payment” (SFAS No. 123R).  SFAS No. 123R requires that these awards be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  For fiscal years 2009, 2008 and 2007, stock-based compensation expense included in selling, general and administrative expenses amounted to $0, $8,000 and $18,000, respectively.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended
	August 28,	August 29,	August 31,
	2009	2008	2007

Risk free interest rate	-	3.45%	4.70%
Expected term	-	5.0 years	10.0 years
Volatility	-	70%	90%
Expected annual dividends	-	-	-
Forfeiture rate	-	-	-

The weighted average fair value of options granted was as follows:

	Year ended
	August 28,	August 29,	August 31,
	2009	2008	2007

Per share option value	-	$.51	$.90
Aggregate total	-	$8,000	$16,000

Income Taxes.  Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes.  Deferred tax assets or liabilities are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income (loss) and for tax credit and loss carryforwards based on enacted tax laws and rates.  Valuation allowances are established to reduce deferred tax assets to amounts that we expect are more likely than not realizable.  At August 28, 2009, net deferred tax assets were fully offset by a valuation allowance of $6,483,000.

Earnings Per Share.  Basic and diluted net earnings (loss) per share were computed in accordance with SFAS No. 128, “Earnings per Share.”  Basic net earnings (loss) per share are computed by dividing net earnings available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and exclude the dilutive effect of stock options.  Diluted net earnings (loss) per share gives effect to all dilutive potential common shares outstanding during a period.  In computing diluted net earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the hypothetical exercise of stock options.

The following tables represent required disclosure of the reconciliation of the net (loss) earnings and shares of the basic and diluted net (loss) earnings per share computations:

	Year ended
	August 28,	August 29,	August 31,
	2009	2008	2007

Basic
Net (loss) earnings	$(2,605,699)	$383,283	$(752,762)

Weighted average shares outstanding	12,647,051	12,647,051	12,614,007
Net (loss) earnings per share	$(.21)	$.03	$(.06)
Diluted
Net (loss) earnings	$(2,605,699)	$383,283	$(752,762)

Weighted average shares outstanding	12,647,051	12,647,051	12,614,007

Effect of dilutive potential
common shares:
Stock options	-	12,363	-
Total	12,647,051	12,659,414	12,614,007
Net (loss) earnings per share	$(.21)	$.03	$(.06)

Stock options excluded from the diluted loss per share calculation due to their antidilutive effect are as follows:

	Year ended
	August 28,	August 29,	August 31,
	2009	2008	2007
Common stock options:
Number of shares	731,375	839,531	971,531
Range of exercise prices	$.63 to $2.72	$1.00 to $2.72	$.63 to $2.72

Fair Value of financial Instruments.  The carrying amount of cash and other current assets and liabilities, such as accounts receivable and accounts payable as presented in the consolidated financial statements, approximates fair value based on the short-term nature of these instruments. We believe the carrying amounts of our line of credit borrowings approximate fair value because the interest rates at August 28, 2009, were variable rates subject to change with, or approximated, market interest rates.

Foreign Currency. The U.S. dollar is our functional currency for financial reporting.  International sales are made and remitted in U.S. dollars.

Subsequent Events.  We have reviewed and evaluated material subsequent events from the balance sheet date of August 28, 2009 through the financial statements issue date of November 25, 2009. All appropriate subsequent event disclosures, if any, have been made in the notes to our Consolidated Financial Statements.

Recently Issued Accounting Standards.  In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB. The Codification is to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles and it supersedes all existing non-SEC accounting and reporting standards. SFAS No. 168 also identifies the framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company expects that the adoption of SFAS No. 168 will not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 eliminates FASB Interpretation No. 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation No. 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS No. 167 is effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. The Company has not determined the impact, if any, SFAS No. 167 will have on its future consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The guidance is effective for us beginning August 29, 2009 and will apply to business combinations completed on or after that date, if any. The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this SFAS No. 160 is not expected to have a material impact on our Consolidated Financial Statements as we currently have no noncontrolling interest in our subsidiary.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to easily understand the effect of the company’s choice to use fair value on its earnings. Additionally, SFAS No. 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We adopted SFAS No. 159 on August 30, 2008, the first day of the start of fiscal year 2009. The Company did not elect the fair value option for any financial instruments or certain other financial assets and liabilities that were not previously required to be measured at fair value.  Therefore, adoption of SFAS No. 159 had no impact on our financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company on August 30, 2008, the first day of the start of fiscal year 2009 and had no impact on our financial position or results of operations. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157”. FSP No. 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2010.

3.  Accounts Receivable
Accounts receivable are summarized as follows:

	August 28, 2009	August 29, 2008
Accounts receivable – trade	$1,649,047	$3,090,272
Other receivables	78,889	103,021
	1,727,936	3,193,293

Less allowance for doubtful accounts	(146,010)	(230,233)

Accounts receivable, net	$1,581,926	$2,963,060

4.  Inventories
Inventories are summarized as follows:
	August 28, 2009	August 29, 2008
Raw materials	$4,430,492	$5,312,531
Work-in-process	958,658	1,301,753
Finished goods	3,763,793	3,751,497
	9,152,943	10,365,781

Less inventory reserves	(4,689,357)	(4,070,305)

Inventories, net	$4,463,586	$6,295,476

We have invested a significant amount of financial resources to acquire certain raw materials, sub-assemblies and finished goods, to incur direct labor and to contract to have specific outplant procedures performed on certain inventory in process.  We purchased this inventory based upon prior backlog and anticipated future sales based upon our existing knowledge of the marketplace.  Our inventory reserve of approximately $4,689,000 at August 28, 2009, is to provide for items that are potentially slow-moving, excess or obsolete.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices.  No estimate can be made of a range of amounts of loss from obsolescence that is reasonably possible should our sales efforts not be successful.

5.  Property and Equipment
Major classes of property and equipment consist of the following:

	Estimated Useful Lives (Years)	August 28, 2009	August 29, 2008
Land	-	$707,210	$353,498
Buildings and improvements	3-30	3,751,290	3,751,290
Machinery and equipment	3-5	10,490,572	10,508,729
Furniture and fixtures	5	587,599	587,599
Total property and equipment		15,536,671	15,201,116
Less accumulated depreciation and amortization		(13,816,640)	(13,491,866)
Property and equipment, net		$1,720,031	$1,709,250

At August 28, 2009, we evaluated the criteria of SFAS No. 144 (as amended), “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) and concluded that land previously classified as held for sale no longer met the held for sale criteria of SFAS No. 144.  Accordingly, at August 28, 2009, land in the amount of $353,712 is classified as held for use in the above table.

Depreciation expense for fiscal 2009, 2008 and 2007, totaled approximately $329,000, $404,000, and $413,000, respectively.  Assets recorded under a capital lease included in property and equipment at August 28, 2009, are machinery and equipment of approximately $613,000, which were fully amortized.  Repair and maintenance expenses amounted to $154,000, $205,000 and $220,000 during fiscal years 2009, 2008 and 2007, respectively.

6. Other Assets
Other assets consist of the following:
	August 28, 2009
	Cost	Accumulated Amortization	Net
License agreements	$958,800	$(953,384)	$5,416
Patents and patent applications	353,057	(66,799)	286,258
Trademarks and trademark applications	82,820	(54,159)	28,661
Loan facility fees	25,000	(16,667)	8,333
Other	6,889	-	6,889
	$1,426,566	$(1,091,009)	$335,557

	August 29, 2008
	Cost	Accumulated Amortization	Net
License agreements	$958,800	$(925,384)	$33,416
Patents and patent applications	336,328	(47,725)	288,603
Trademarks and trademark applications	82,820	(41,011)	41,809
Loan facility fees	100,000	(16,667)	83,333
Other	6,889	-	6,889
	$1,484,837	$(1,030,787)	$454,050

Amortization expense of other assets amounted to $160,000, $212,000, and $381,000 for fiscal years 2009, 2008 and 2007, respectively.  Amortization expense for the year ended August 31, 2007 included $111,000 related to write-offs of remaining net balances of certain license agreements due to termination of the agreements.

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

We conduct an ongoing review of our intellectual property rights and potential trademarks.  As of August 28, 2009, we incurred legal fees of $228,000 related to the filing of applications for various patents and $1,000 related to the filing of trademarks.  Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life of the patents and trademarks or their estimated useful lives of four to ten years. If it becomes more likely than not that the patent application will not be granted, we will write off the deferred cost at that time.  At August 28, 2009, the cost of registered patents and trademarks amounted to $126,000 and $82,000, respectively. License agreements are amortized over their estimated useful life of one to five years.  Loan facility fees are amortized over twelve months.

During the second quarter of fiscal 2003, we entered into a license agreement with StarGuide Digital Networks, Inc., a Nevada corporation.  This agreement granted a number of limited licenses of StarGuide patents related to delivering IP data by satellite and store/forward audio.  These licenses extend to and conclude upon the last to expire of any licensed patent.  At August 28, 2009, this license was fully amortized and requires no additional renewal fee.   The agreement provides for a continuing running royalty payment on certain of our products.  We believe that these royalties will not have a material adverse effect on our financial condition or results of operations.  In addition, as of August 28, 2009, we have entered into seven other license agreements for utilization of various technologies. These agreements generally are for a one year period with annual renewal fees currently ranging from $10,000 to $15,000.  In addition, these agreements currently require royalty payments, or may require future royalties for products under development, none of which are expected to have a material adverse effect on our financial condition or results of operations.

7.  Accrued Expenses
Accrued expenses consist of the following:
	August 28, 2009	August 29, 2008

Vacation	$530,652	$557,478
Payroll and related expenses	223,319	354,673
Royalties	161,247	159,115
Warranty	98,882	228,882
Taxes and insurance	154,035	150,318
Commissions	31,516	37,391
Professional fees	290,072	337,408
Other	34,202	46,622

	$1,523,925	$1,871,887

Accrued  Warranty
We warrant our products for a 12 to 14 month period beginning at the date of shipment.  The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer.  We expense costs for routine warranty repairs as incurred.  Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified.  Accrued warranty liabilities amounted to $99,000 at August 28, 2009 and $229,000 at August 29, 2008.  For the fiscal year ended August 28, 2009, the warranty provisions were reduced by $130,000 for previously estimated provisions that were no longer required.  For the fiscal year ended August 29, 2008, the accrual was increased by $50,000, reduced by $45,000 for satisfied warranty claims and reduced by $310,000 for previously estimated provisions that were no longer required.  For the fiscal year ended August 31, 2007, the accrual was increased by $625,000 and reduced by $426,000 for satisfied warranty claims.  Net warranty recoveries amounted to $130,000 and $260,000 in fiscal 2009 and 2008, respectively.  Warranty expense amounted to $625,000 in fiscal 2007.

8. Deferred Revenue
Deferred revenue consists of the unrecognized revenue portion of extended service maintenance contracts and the fair value of revenue related to future performance obligations. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year.  At August 28, 2009, deferred extended service maintenance revenues were $537,000, and deferred revenues related to future performance obligations were $32,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2010.  At August 29, 2008, deferred extended service maintenance revenues were $733,000, and deferred revenues related to future performance obligations were $38,000.

9.  Financing Agreements
Revolving Line of Credit and Term Loan Facilities

Effective September 16, 2009, we entered into an Eleventh Amendment (“Amendment”) to the Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A. (the “bank”). The Amendment extended the maturity date of our revolving line of credit and term loan facility (“loan facility”) with the bank to November 30, 2009 (previously September 30, 2009), reduced the maximum available credit limit to $4,000,000 (previously $5,000,000) and increased the interest rate to the bank’s prime rate plus two percent (previously the bank’s prime rate).  In addition, the Amendment allowed for over advances in excess of the existing availability collateral formulas of up to $500,000 during the term of the loan facility.  The Amendment was subject to the bank receiving, on or before October 15, 2009, a fully executed asset purchase agreement or merger agreement satisfactory to the bank, in its reasonable business judgment, for the sale or merger of Wegener Corporation to or into a third-party purchaser; provided, however, the failure to so provide such fully executed asset purchase or merger agreement to the bank on or before October 15, 2009 would have been an automatic Event of Default as defined and set forth in the Loan Agreement, and the bank would have all of its rights and remedies as provided for in the Loan Agreement without further notice.

On October 8, 2009, the bank assigned its rights (the “Assignment”) under the Loan Agreement to The David E. Chymiak Trust Dated December 15, 1999 (the “Trust”).  Immediately before becoming such assignee, the Trust entered into a Twelfth amendment to the Loan Agreement, dated October 8, 2009 (the “Twelfth Amendment”) which became effective immediately upon the consummation of the Assignment.  Accordingly, by virtue of the Assignment, the Trust succeeded to all the rights and obligations of the bank under the Loan Agreement, except as otherwise provided in the Twelfth Amendment. In connection with the Assignment, the Trust paid a total of $2,941,000 to the bank amounting to all amounts we owed to the bank.  Therefore, we no longer have a lending relationship with the bank.

WCI’s loan facility, amended and effective October 8, 2009, consists of a revolving line of credit and term loan with a maximum combined available credit limit of $4,000,000.  The term of the amended loan facility is eighteen (18) months beginning October 8, 2009 (“Original Term”), or upon demand in the event of default as defined by the loan facility.  The outstanding loan balance bears interest at the rate of twelve percent (12%) per annum.  The loan facility automatically renews for successive twelve (12) month periods provided, however, the lender may terminate the loan facility by providing ninety (90) days’ prior written notice of termination at any time beginning on or after ninety (90) days prior to the expiration of the Original Term.  Principal and interest shall be payable upon the earlier of the maturity date, an event of default, or 90 days following the date on which the Trust provides written notice to terminate the agreement.  All principal and interest shall be payable in U.S. dollars or, upon mutual agreement of the parties decided in good faith at the time payment is due, other good and valuable consideration.

The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.  At August 28, 2009, balances outstanding on the revolving line of credit amounted to $2,799,000.  At November 20, 2009, the outstanding balance on the line of credit was $3,691,000 and our cash balances primarily funded from loan advances were approximately $387,000.

During fiscal 2009, the average daily balance outstanding was $3,357,000 and the highest outstanding balance was $4,077,000.  During fiscal 2010 we expect the average daily balance to increase and interest expense to increase due to the significant increase in the annual interest rate.

The amended loan facility requires us to be in compliance with a solvency representation provision on the last day of our third quarter of fiscal 2010 (May 28, 2010). This representation requires us to be able to pay our debts as they become due, have sufficient capital to carry on our business and own property at a fair saleable value greater than the amount required to pay our debts.  In addition, we are required to retain certain executive officers and are precluded from paying dividends.  The Twelfth Amendment removed the minimum tangible net worth and minimum fixed coverage ratio annual debt covenant provisions.

On October 1, 2009, we entered into an unsecured promissory note with David E. Chymiak in the amount of two hundred and fifty thousand dollars ($250,000).  The loan bears interest at the rate of 8.0% per year with a maturity date of October 31, 2009. The maturity date was subsequently extended to November 30, 2009.

David E. Chymiak is a beneficial owner of 8.8% of our outstanding common stock. The David E. Chymiak Trust Dated December 15, 1999, is controlled by Mr. Chymiak.

10.  Income Taxes
No income tax benefit was recorded for fiscal 2009 due to an increase in the deferred tax asset valuation allowance.  In fiscal 2009, the deferred tax asset increased $938,000 primarily due to an increase in net operating loss carryforwards and the provision for inventory reserves, and decreased $199,000 due to the expiration state income tax credits. The net increase of $739,000 in the deferred tax asset was offset by a corresponding increase in the valuation allowance.  No income tax expense was recorded for fiscal 2008 due to utilization of net operating loss and alternative minimum tax credit carryforwards.  In fiscal 2008, the deferred tax asset decreased $141,000, which was offset by a decrease in the valuation allowance by the same amount.  No income tax benefits were recorded in fiscal 2007 as the Company incurred net losses of $(753,000) and the increase in the deferred tax asset was offset by a corresponding increase in the valuation allowance due to the uncertainty as to the realization of the deferred tax asset.

The effective income tax rate differs from the U.S. federal statutory rate as follows:

	Year ended
	August 28, 2009	August 29, 2008	August 31, 2007
Statutory U.S. income tax rate	34.0%	(34.0)%	34.0%
State taxes, net of federal benefits	2.0	(2.1)	2.0
Expired state tax credit	(7.6)	-	-
Valuation allowance	(28.4)	36.0	(36.0)
Non-deductible expenses	(.1)	(0.8)	(0.4)
Other, net	.1	0.9	0.4
Effective income tax rate	-%	-%	-%

The effective tax rate for fiscal 2009, 2008 and 2007 reflected the recording of a full valuation allowance against net deferred tax assets, as further discussed below.

Deferred tax assets and liabilities that arise as a result of temporary differences are as follows:

	August 28, 2009	August 29, 2008
Deferred tax assets (liabilities):
Accounts receivable and inventory reserves	$2,357,000	$2,149,000
Accrued expenses	239,000	298,000
Net operating loss carryforwards	4,352,000	3,570,000
Credit carryforwards	-	199,000
AMT credit carryovers	134,000	134,000
Depreciation	137,000	118,000
Capitalized software costs	(481,000)	(463,000)
Other	(121,000)	(127,000)
Deferred tax assets	6,617,000	5,878,000
Valuation allowance	(6,617,000)	(5,878,000)
Net deferred tax asset	$-	$-
Consolidated balance sheet classifications:
Current deferred tax asset	$2,548,000	$2,393,000
Noncurrent deferred tax asset	4,069,000	3,485,000
Valuation allowance	(6,617,000)	(5,878,000)
Net deferred tax asset	$-	$-

 SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence was considered in judging the likelihood of realizing tax benefits. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses is one of the most difficult pieces of negative evidence to overcome in the absence of sufficient existing orders and backlog (versus forecasted future orders) supporting a return to profitability.  Our assessment in applying SFAS No. 109 indicated that a full valuation allowance for our net deferred tax assets was required as of August 28, 2009 and August 29, 2008.  The valuation allowance increased $739,000 in fiscal 2009.  At August 28, 2009, net deferred tax assets of $6,617,000 were fully reserved by a valuation allowance.

At August 28, 2009, we had a federal net operating loss carryforward of $11,828,000, of which $1,438,000 expires in fiscal 2021, $1,296,000 in fiscal 2023, $3,396,000 in fiscal 2024, $1,454,000 in fiscal 2025, $1,755,000 in fiscal 2026, $265,000 in fiscal 2027 and $2,221,000 in fiscal 2029.  Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN No. 48) as of September 1, 2007, the first day of the first quarter of fiscal 2008.  The adoption of FIN No. 48 had no impact on our financial position or results of operations.  We are subject to U.S. federal income tax as well as income tax of numerous state jurisdictions. We are subject to U.S. federal tax examinations by tax authorities for fiscal years 2004 through 2008. Income tax examinations that we may be subject to from the various state taxing authorities vary by jurisdiction. Our policy under FIN No. 48 for penalties and interest is to include such amounts, if any, in income tax expense.

11. Share-Based Compensation Plans
1998 Incentive Plan.  On February 26, 1998, our stockholders approved the 1998 Incentive Plan (the “1998 Plan”).  The effective date of the 1998 Plan is January 1, 1998 and the 1998 Plan had a ten-year term.  The 1998 Incentive Plan expired and terminated effective December 31, 2007.  The Plan provided for awards of up to an aggregate of 2,000,000 shares of common stock which could be represented by (i) incentive or nonqualified stock options, (ii) stock appreciation rights (tandem and free-standing), (iii) restricted stock, (iv) deferred stock, or (v) performance units entitling the holder, upon satisfaction of certain performance criteria, to awards of common stock or cash.  In addition, the 1998 Plan provided for loans and supplemental cash payments to persons participating in the 1998 Plan in connection with awards granted.  Eligible participants included officers and other key employees, non-employee directors, consultants and advisors to the Company.  The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights could not be less than 100% of the fair market value on the date of grant or, in the case of an option granted to a 10% or greater stockholder, could not be less than 110% of the fair market value on the date of grant.  The exercise price for any other option and stock appreciation rights could be at least 75% of the fair market value on the date of grant.  The exercise period for nonqualified stock options could not exceed ten years and one day from the date of the grant, and the expiration period for incentive stock options or stock appreciation rights could not exceed ten years from the date of the grant (five years for a 10% or greater stockholder).  The 1998 Plan contained an automatic option grant program to non-employee members of the Board of Directors.  Such members could each be granted an option to purchase 3,000 shares of common stock on the last day of each December on which regular trading occurred on the NASDAQ Stock Market, at an exercise price equal to the fair market value of such stock on the date of grant.  Such options could be exercisable during the period of ten years and one day from the date of grant of the option.  On December 31, 2007, the five non-employee directors were granted options to purchase an aggregate of 15,000 shares at an exercise price of $0.85. On December 31, 2006, the six non-employee directors were granted options to purchase an aggregate of 18,000 shares at an exercise price of $1.03.

1989 Directors' Incentive Plan.  On January 9, 1990, the stockholders approved the Wegener Corporation 1989 Directors' Incentive Plan (“1989 Plan”), permitting certain participating directors of the Company to be eligible to receive incentive awards consisting of common stock of the Company, performance units or stock appreciation rights payable in stock or cash, or nonqualified stock options to purchase such stock, or any combination of the foregoing, together with supplemental cash payments.  The aggregate number of shares of common stock that could be awarded under the 1989 plan was 300,000 shares.  The exercise price per share for nonqualified stock options or stock appreciation rights could not be less than 85% of fair market value on the date the award is made or not more than nine trading days immediately preceding such date.  The expiration period for a nonqualified stock option was ten years and one day from the date of the grant.  The expiration period for stock appreciation rights, including any extension, could not exceed ten years from the date of grant.  This plan terminated and expired effective December 1, 1999.  During fiscal 2009, options for 16,000 shares of common stock expired.   At August 28, 2009, no options remained outstanding under the 1989 Directors’ Incentive Plan.

A summary of stock option transactions for the above plans follows:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at
September 1, 2006	1,282,531	$.63 – 2.72	$1.56
Granted	18,000	1.03	1.03
Exercised	(68,000)	.84	.84
Forfeited or cancelled	(261,000)	.84 – 2.39	1.75
Outstanding at
August 31, 2007	971,531	$.63 – 2.72	$1.55
Granted	15,000	.85	.85
Forfeited or cancelled	(58,000)	1.41 – 2.21	1.45
Outstanding at
August 29, 2008	928,531	$.63 – 2.72	$1.55
Forfeited or cancelled	(197,156)	1.41 – 2.21	2.03
Outstanding at August 28, 2009	731,375	$.63 – 2.50	$1.42
Available for issue at August 28, 2009	-	-	-
Options exercisable at:
August 28, 2009	731,375	$.63 – 2.50	$1.55
August 29, 2008	928,531	$.63 – 2.72	$1.55

The weighted average remaining contractual life of options outstanding and exercisable at August 28, 2009, was 3.4 years.  There was no intrinsic value of the options outstanding and exercisable at August 28, 2009.  The weighted average grant-date fair value of options granted during fiscal years 2008 and 2007 was $0.51 and $1.03, respectively.

12. Employee Benefit Plans
WCI has a 401(k) Profit Sharing Plan and Trust covering substantially all employees.  Amounts to be contributed to the plan each year are subject to the approval of the Board of Directors.  No profit sharing contributions were declared for fiscal years 2009, 2008 and 2007.

Eligible WCI employees are permitted to make contributions, up to certain regulatory limits, to the plan on a tax deferred basis under Section 401(k) of the Internal Revenue Code.  The plan provides for a minimum Company matching contribution on a quarterly basis at the rate of 25% of employee contributions with a quarterly discretionary match.  During the fourth quarter of fiscal 2009, all matching contributions, including a discretionary matching contribution of 25%, were suspended.  In addition, the plan was amended to make all Company matching contributions discretionary.  During fiscal years 2008 and 2007, an additional discretionary matching contribution of 25% of employee contributions was made for all quarters.  All matching contributions are in the form of Company stock or cash at the discretion of the Board of Directors.  During fiscal 2009, 2008 and 2007, all matching contributions in the amount of $155,000, $298,000 and $288,000, respectively, were in the form of cash.

13. Segment Information and Concentrations
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for the way that public business enterprises report information about operating segments in their financial statements.  The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  Based on these standards, we have determined that we operate in a single operating segment: the manufacture and sale of satellite communications equipment.

In this single operating segment we have three sources of revenues as follows:

	Year ended
	August 28, 2009	August 29, 2008	August 31, 2007
Direct Broadcast Satellite	$12,012,781	$20,920,764	$20,821,987
Analog and Custom Products	23,822	29,335	129,529
Service	618,504	544,394	594,513
Revenues, net	$12,655,107	$21,494,493	$21,546,029

Concentrations of products representing 10% or more of the year’s revenues are as follows:

	Year ended
	August 28,	August 29,	August 31,
Products	2009	2008	2007
iPump media servers	19.2%	14.1%	32.0%
Professional and broadcast receivers	12.4%	27.4%	20.6%
SMD 515 set top boxes	(a)	12.8%	(a)
Audio broadcast receivers	18.1%	10.0%	(a)
Network control products	13.7%	(a)	(a)

(a) Revenues for the year were less than 10% of total revenues.

Products representing 10% or more of annual revenues are subject to fluctuations from year to year as new products and technologies are introduced, new product features and enhancements are added, and as customers upgrade or expand their network operations.  Fiscal 2009, 2008 and 2007 product mix featured new iPump® products for broadcast radio customers adopting store and forward technologies in their network upgrades and a new customer for a digital signage network. The Unity® 4600 and 4650 products in fiscal 2008 benefited from a new cable network and expansion of high definition television distribution by cable headends. A new Unity® 201 audio broadcast receiver for business music applications was developed during fiscal 2007 and began shipping in the first quarter of fiscal 2008.

Revenues by geographic areas are as follows:

	Year ended
	August 28,	August 29,	August 31,
	2009	2008	2007
Geographic Area
United States	$11,060,100	$17,808,780	$16,257,878
Canada	36,945	359,881	258,889
Europe	479,501	952,965	1,739,715
Latin America and Mexico	1,070,943	2,288,407	3,272,959
Other	7,618	84,460	16,588
Revenues, net	$12,655,107	$21,494,493	$21,546,029

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

We sell to a variety of domestic and international customers on an open-unsecured account basis.  These customers principally operate in the cable television, broadcast business music, private network and data communications industries.  Customers representing 10% or more of the fiscal year’s revenues are as follows:

	Year ended
	August 28,	August 29,	August 31,
	2009	2008	2007
Customer 1	21.2%	(a)	15.4%
Customer 2	18.1%	(a)	(a)
Customer 3	10.7%	13.3%	10.3%
Customer 4	(a)	14.4%	(a)
Customer 5	(a)	12.1%	(a)
Customer 6	(a)	(a)	14.2%

  (a) Revenues for the year were less than 10% of total revenues.

Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2010 and beyond.  Future revenues are subject to the timing of significant orders from customers and are difficult to forecast.  As a result, future revenue levels may fluctuate from quarter to quarter.

At August 28, 2009, three customers accounted for approximately 22.8%, 15.4% and 11.8%, respectively, of our accounts receivable, while at August 29, 2008, two customers accounted for approximately 12.3% and 11.9%, respectively, of our accounts receivable.  When deemed appropriate, we use letters of credit and credit insurance to mitigate the credit risk associated with foreign sales.

During fiscal years 2009 and 2008, we used offshore manufacturers for a significant amount of our finished goods or component inventories.  Two offshore manufacturers accounted for approximately 68% and 1% of inventory purchases in fiscal 2009, and two offshore manufacturers accounted for approximately 52% and 21% of inventory purchases in fiscal 2008, respectively.  They have facilities located in Taiwan and the Peoples Republic of China.  If these suppliers are unable to meet the Company’s needs, losses of potential customers could result, which could adversely affect operating results.

14. Commitments and Contingencies
Purchase Commitments
We have one manufacturing and purchasing agreement for certain finished goods inventories.  At August 28, 2009, outstanding purchase commitments under this agreement amounted to $552,000.  At August 28, 2009, we had no letters of credit outstanding.

Operating Leases
We lease certain office and manufacturing facilities and equipment under long-term noncancelable operating leases that expire through fiscal 2012.  Approximate future minimum lease commitments are as follows: 2010-$102,000; 2011-$149,000; 2012-$95,000.  Rent expense under all leases was approximately $153,000, $195,000 and $210,000 for fiscal years 2009, 2008 and 2007, respectively.

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

15. Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Year
Fiscal 2009
Revenues, net	$2,322,778	$4,511,124	$2,946,898	$2,874,307	$12,655,107
Gross profit	624,363	1,537,441	878,588	815,800	3,856,192
Operating (loss) income	(1,153,940)	39,849	(853,373)	(509,112)	(2,476,576)
Net (loss) earnings	(1,192,739)	8,247	(882,802)	(538,405)	(2,605,699)
Net (loss) earnings per share
Basic	(.09)	.00	(.07)	(.04)	(.21)
Diluted	(.09)	.00	(.07)	(.04)	(.21)

Fiscal 2008
Revenues, net	$5,025,929	$6,666,420	$4,392,919	$5,409,225	$21,494,493
Gross profit	2,063,190	2,541,054	1,598,851	2,194,517	8,397,612
Operating (loss) income	(9,364)	366,284	(735,646)	918,433 (a)	539,707 (a)
Net (loss) earnings	(50,507)	336,325	(775,124)	872,589 (a)	383,283 (a)
Net (loss) earnings per share
Basic	(.00)	.03	(.06)	.07	.03
Diluted	(.00)	.03	(.06)	.07	.03

(a) Includes gain on sale of patents of $894,127

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Not applicable

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has evaluated, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (August 28, 2009).  Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified  in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted  under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, using the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of August 28, 2009, the Company’s internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION
None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information contained in the Proxy Statement pertaining to the 2010 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated herein by reference in partial response to this item.  See also Item 1.  “Business - Executive Officers of the Registrant” on page 11 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

Information contained in the Proxy Statement is incorporated herein by reference in response to this item.
See also exhibit 10.8 which is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets – August 28, 2009 and August 29, 2008.

Consolidated Statements of Operations - Years ended August 28, 2009, August 29, 2008 and August 31, 2007.

Consolidated Statements of Shareholders' Equity - Years ended August 28, 2009, August 29, 2008 and August 31, 2007.

Consolidated Statements of Cash Flows - Years ended August 28, 2009, August 29, 2008 and August 31, 2007.

Notes to Consolidated Financial Statements.

Separate financial statements of the Registrant have been omitted because the Registrant is primarily a holding company and the subsidiary included in the consolidated financial statements is wholly-owned.

(a)	(2)	The following consolidated financial statements schedule for Wegener Corporation and subsidiary is included herein:

Schedule II-Valuation and Qualifying Accounts Years ended August 28, 2009, August 29, 2008 and August 31, 2007.

(a)	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index below.

(b)	See Part IV, Item 15(a) (3).

(c)	See Part IV, item 15(a) (2).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Wegener Corporation
Johns Creek, Georgia

   The audits referred to in our report dated November 25, 2009, relating to the consolidated financial statements of Wegener Corporation and subsidiary, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index.  The financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Atlanta, Georgia	BDO Seidman, LLP
November 25, 2009

SCHEDULE II
WEGENER CORPORATION AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for doubtful accounts receivable:

Year ended August 28, 2009	$230,233	$-	$(84,223)	$-	$146,010

Year ended August 29, 2008	$251,316	$-	$(21,083)	$-	$230,233

Year ended August 31, 2007	$301,012	$(50,000)	$-	$304	$251,316

Inventory Reserves:

Year ended August 28, 2009	$4,070,305	$630,000	$(10,948)	$-	$4,689,357

Year ended August 29, 2008	$4,092,313	$-	$(22,008)	$-	$4,070,305

Year ended August 31, 2007	$3,842,313	$250,000	$-	$-	$4,092,313

Accrued Warranty:

Year ended August 28, 2009	$228,882	$-	$-	$(130,000)	$98,882

Year ended August 29, 2008	$534,052	$50,000	$(45,170)	$(310,000)	$228,882

Year ended August 31, 2007	$334,674	$625,000	$(425,622)	$-	$534,052

EXHIBIT INDEX

The following documents are filed as exhibits to this report.  An asterisk (*) identifies exhibits filed herewith.  Exhibits which are not required for this report are omitted.  Exhibits 10.3 through 10.6, 10.8, 10.10 and 10.11 identify management contracts or compensatory plans.

Exhibit No.		Description of Exhibit

3.1		Certificate of Incorporation as amended through May 4, 1989. (1)

3.1.1		Amendment to Certificate of Incorporation. (2)

3.1.2	*	Amendment to Certificate of Incorporation effective January 27, 2009.

3.2		By-laws of the Company, as Amended and Restated May 17, 2006. (19)

3.2.1		Amendments to Article III, Section 3.2 and Article XII of the By-laws of the Company, effective as of September 29, 2006. (4)

4.1		See By-Laws and Certificate of Incorporation, Exhibits 3.1 and 3.2. See Articles II and VIII of the By-Laws and Article IV of the Certificate.

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

Exhibit No.		Description of Exhibit
4.2.9
Loan and Security Agreement – Tenth Amendment dated September 8, 2008, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $5,000,000 combined revolving credit note and term note.

4.2.10
Loan and Security Agreement – Eleventh Amendment dated September 14, 2009, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $4,000,000 combined revolving credit note and term note. (23)

4.2.11
Loan and Security Agreement –Twelfth Amendment dated October 8, 2009, by and between Wegener Communications, Inc. and The David E. Chymiak Trust Dated December 15, 1999, as assignee of the Bank of America, N.A., successor interest by merger to LaSalle Bank National Association, respecting $4,000,000 combined revolving credit note and term note. (24)

4.3		Stockholder Rights Agreement. (3)

4.3.1		Amendment No. 1, dated as of September 29, 2006, to the Company's Stockholder Rights Agreement. (4)

10.1		License Agreement, Distributorship and Supply Agreement, and Purchase Pooling and Warehouse Agreement dated May 28, 1994, by and between Wegener Communications, Inc. and Cross Technologies, Inc. (11)

10.2		Wegener Communications, Inc. 401(k) Profit Sharing Plan and Trust dated January 1, 1982, amended and restated as of January 1, 1984. (12)

10.3		1989 Directors' Incentive Plan. (13)

10.3.1		Amendment to 1989 Directors’ Incentive Plan effective February 1, 1995. (14)

10.4		1998 Incentive Plan. (15)

10.5		Form of Agreement between Wegener Corporation and Robert A. Placek, Ned L. Mountain, and C. Troy Woodbury, Jr. respecting severance payments in the event of a change of control. (16)

10.6		Director Compensation Plan for 2004. (17)

10.7		Agreement, dated September 29, 2006, by and among Wegener Corporation, Henry Partners, L.P., Matthew Partners, L.P., Henry Investment Trust, L.P., and David W. Wright. (4)

10.8	*	Executive Compensation for the fiscal year ended August 28, 2009.

10.9		Patent Purchase Agreement effective as of May 22, 2008, by and between Wegener Communications, Inc. and EPAX Consulting Limited Liability Company.(22)

10.10		Amendments to Agreement between Wegener Corporation and Ned L. Mountain, and C. Troy Woodbury, Jr., respectively, respecting severance payments in the event of a change of control.

10.11		Agreement between Wegener Corporation and Robert A. Placek respecting payments in the event of termination of employment.

14.1		Wegener Corporation Code of Business Conduct and Ethics. (18)

21.1		Subsidiary of the Registrant. (17)

Exhibit No.		Description of Exhibit
23.1	*	Consent of BDO Seidman, LLP.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 1989, as filed with the Commission on November 30, 1989.+
(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997, as filed with the Commission on June 30, 1997.+
(3)	Incorporated by reference to the Company's Current Report on Form 8-K, dated May 1, 2003, as filed with the Commission on May 6, 2003.+
(4)	Incorporated by reference to the Company's Current Report on Form 8-K, dated September 29, 2006, as filed with the Commission on October 3, 2006.+
(5)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 1996, as filed with the Commission on November 27, 1996.+
(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 1998, as filed with the Commission on November 10, 1998.+
(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 2, 2001, as filed with the Commission on April 16, 2001.+
(8)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2002, as filed with the Commission on Jun e 28, 2002.+
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 2003, as filed with the Commission on July 9, 2003.+
(10)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 28, 2004, as filed with the Commission on July 12, 2004.+
(11)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 2, 1994, as filed with the Commission on December 16, 1994.+
(12)	Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended September 2, 2005, as filed with the Commission on January 10, 2006.+
(13)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, as filed with the Commission on November 29, 1990.+
(14)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 1995, as filed with the Commission on December 14, 1995.+
(15)	Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-51205), as filed with the Commission on April 28, 1998.
(16)	Incorporated by reference to the Company's Schedule 14D-9, as filed with the Commission on May 6, 2003.+
(17)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 3, 2004, as filed with the Commission on December 2, 2004.+
(18)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2003, as filed with the Commission on November 26, 2003.+
(19)	Incorporated by reference to the Company's Current Report on Form 8-K, dated May 17, 2006, as filed with the Commission on May 22, 2006.+
(20)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 2006, as filed with the Commission on November 30, 2006.+
(21)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 1, 2007, as filed with the Commission on July 16, 2007.+
(22)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 2008, as filed with the Commission on July 10, 2008.+
(23)	Incorporated by reference to the Company's Current Report on Form 8-K, dated September 13, 2009, as filed with the Commission on September 17, 2009.+
(24)	Incorporated by reference to the Company's Current Report on Form 8-K, dated October 8, 2009, as filed with the Commission on October 14, 2009.+
+	SEC file No. 0-11003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEGENER CORPORATION
Date: November 25, 2009	By	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 25th day of November 2009.

Signature	Title

/s/ Robert A. Placek	Chairman of the Board, Director
Robert A. Placek

/s/ C. Troy Woodbury, Jr.	President and Chief Executive Officer, Director
C. Troy Woodbury, Jr.	(Principal Executive Officer)

/s/ James Traicoff	Treasurer and Chief Financial Officer
James Traicoff	(Principal Financial and Accounting Officer)

/s/ Phylis Eagle-Oldson	Director
Phylis Eagle-Oldson

/s/ Thomas G. Elliot	Director
Thomas G. Elliot

/s/ Jeffrey J. Haas	Director
Jeffrey J. Haas

/s/ Stephen J. Lococo	Director
Stephen J. Lococo

DIRECTORS
Robert A. Placek
Chairman of the Board

Phylis Eagle-Oldson
President and Chief Executive
Officer of Emma L. Bowen
Foundation

Thomas G. Elliot
Principal
TGE & Associates

Jeffrey J. Haas
Professor of Law
New York Law School

Stephen J. Lococo
President and Portfolio
Manager of Footprints Asset
Management & Research

C. Troy Woodbury, Jr.
President and Chief
Executive Officer
Wegener Corporation and Wegener Communications, Inc.

OFFICERS
C. Troy Woodbury, Jr.
President and Chief
Executive Officer

James Traicoff
Treasurer and Chief
Financial Officer

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BDO Seidman, LLP
1100 Peachtree Street
Suite 700
Atlanta, Georgia 30309-4516

TRANSFER AGENT
Securities Transfer Corporation
2591 Dallas Parkway
Suite 102
Frisco, Texas 75034

CORPORATE
HEADQUARTERS
11350 Technology Circle
Johns Creek /Atlanta, Georgia 30097-1502

ANNUAL MEETING
The annual meeting of stockholders will be held on January 26, 2010 at 9:00 a.m. at the Corporate Headquarters.

COMMON STOCK NASDAQ
NASDAQ Stock Market Symbol: WGNR

FORM 10-K REPORT
Wegener Corporation's Annual Report on Form 10-K, filed with the Securities and Exchange Commission, is available free of charge by written request to:

James Traicoff
Investor Relations
Wegener Corporation
11350 Technology Circle
Johns Creek, Georgia
30097-1502

WEB SITE
HTTP://WWW.WEGENER.COM

QUARTERLY COMMON STOCK PRICES
The Company’s common stock is traded on the NASDAQ Stock Market.  The quarterly ranges of high and low sale prices for fiscal 2009 and 2008 were as follows:

	High	Low
Fiscal Year Ended August 28, 2009
First Quarter	$1.10	$	. 32
Second Quarter	.54		.10
Third Quarter	.45		.15
Fourth Quarter	.38		.18

Fiscal Year Ended August 29, 2008
First Quarter	$1.22	$.83
Second Quarter	1.01	.76
Third Quarter	1.49	.74
Fourth Quarter	1.22	.58

The Company had approximately 336* shareholders of record at November 3, 2009.  The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.
*(This number does not reflect beneficial ownership of shares held in nominee names).