Form 10-Q
period 2009-11-27
WEGENER CORP
filed 2010-01-11
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2009

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

          Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	12,647,051 Shares
Class	Outstanding at December 29, 2009

WEGENER CORPORATION AND SUBSIDIARIES
Form 10-Q For the Quarter Ended November 27, 2009

INDEX

		Page
PART I. Financial Information

Item 1.	Financial Statements

	Introduction	3

	Consolidated Statements of Operations
	(Unaudited) - Three Months Ended
	November 27, 2009 and November 28, 2008	4

	Consolidated Balance Sheets (Unaudited) – November 27,
	2009 and August 28, 2009	5

	Consolidated Statements of Shareholders' Equity
	(Unaudited) - Three Months Ended November 27,
	2009 and November 28, 2008	6

	Consolidated Statements of Cash Flows
	(Unaudited) - Three Months Ended November 27,
	2009 and November 28, 2008	7

	Notes to Consolidated Financial
	Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24
Item 4T.	Controls and Procedures	24

PART II. Other Information

Item 1A.	Risk Factors	25
Item 6.	Exhibits	26

	Signatures	27

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of November 27, 2009; the consolidated statements of shareholders' equity as of November 27, 2009 and November 28, 2008; the consolidated statements of operations for the three months ended November 27, 2009 and November 28, 2008; and the consolidated statements of cash flows for the three months ended November 27, 2009 and November 28, 2008 have been prepared without audit. The consolidated balance sheet as of August 28, 2009 has been audited by independent registered public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2009, File No. 0-11003.

In the opinion of management of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	November 27, 2009	November 28, 2008

Revenues, net	$1,917,785	$2,322,778

Operating costs and expenses
Cost of products sold	1,494,034	1,698,415
Selling, general, and administrative	961,675	1,169,682
Research and development	374,067	608,621

Operating costs and expenses	2,829,776	3,476,718

Operating loss	(911,991)	(1,153,940)
Interest expense	(78,419)	(38,928)
Other income	-	129

Net loss	$(990,410)	$(1,192,739)

Net loss per share:
Basic and diluted	$(.08)	$(.09)

Shares used in per share calculation
Basic and diluted	12,647,051	12,647,051

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 27, 2009	August 28, 2009
Assets

Current assets
Cash	$85,556	$3,476
Accounts receivable, net	1,571,027	1,581,926
Inventories, net	4,118,368	4,463,586
Other current assets	134,818	171,676

Total current assets	5,909,769	6,220,664

Property and equipment, net	1,652,578	1,720,031
Capitalized software costs, net	1,266,980	1,265,445
Other assets	295,298	335,557

Total assets	$9,124,625	$9,541,697

Liabilities and Shareholders’ Equity

Current liabilities
Line of credit and note payable	$3,941,041	$2,799,088
Accounts payable	1,280,537	1,964,367
Accrued expenses	1,648,232	1,523,925
Deferred revenue	541,203	568,673
Customer deposits	522,330	503,952

Total current liabilities	7,933,343	7,360,005

Commitments and contingencies

Shareholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 12,647,051 shares issued and outstanding	126,471	126,471
Additional paid-in capital	20,006,702	20,006,702
Accumulated deficit	(18,941,891)	(17,951,481)

Total shareholders’ equity	1,191,282	2,181,692

Total liabilities and shareholders’ equity	$9,124,625	$9,541,697

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance at August 29, 2008	12,647,051	$126,471	$20,006,702	$(15,345,782)
Net loss for the three months	-	-	-	(1,192,739)

BALANCE at November 28, 2008	12,647,051	$126,471	$20,006,702	$(16,538,521)

Balance at August 28, 2009	12,647,051	$126,471	$20,006,702	$(17,951,481)
Net loss for the three months	-	-	-	(990,410)

BALANCE at November 27, 2009	12,647,051	$126,471	$20,006,702	$(18,941,891)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	November 27, 2009	November 28, 2008

Cash flows from operating activities
Net loss	$(990,410)	$(1,192,739)
Adjustments to reconcile net loss to
cash used for operating activities
Depreciation and amortization	320,657	382,138
Increase in provision for bad debts	15,000	15,000
Increase in provision for inventory reserves	15,000	-
Changes in assets and liabilities
Accounts receivable	(4,101)	1,057,042
Inventories	330,218	(116,308)
Other assets	36,858	(671)
Accounts payable	(683,830)	(675,531)
Accrued expenses	124,307	(332,953)
Deferred revenue	(27,470)	(226,471)
Customer deposits	18,378	(78,405)

Net cash used for operating activities	(845,393)	(1,168,898)

Cash flows from investment activities
Property and equipment expenditures	(2,219)	-
Capitalized software additions	(212,261)	(254,150)
License agreement, patent, and trademark
expenditures	-	(6,192)

Net cash used for investing activities	(214,480)	(260,342)

Cash flows from financing activities
Net change in borrowings under line of credit
and note payable	1,141,953	1,431,162

Net cash provided by financing activities	1,141,953	1,431,162

Increase in cash	82,080	1,922
Cash, beginning of period	3,476	8,023

Cash, end of period	$85,556	$9,945

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$15,616	$38,928

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

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $18,942,000 at November 27, 2009.  We had a working capital deficit of approximately $2,024,000 at November 27, 2009 compared to a working capital deficit of $1,139,000 at August 28, 2009 which compared to working capital of approximately $1,053,000 at August 29, 2008.

Our cash flow requirements during the first quarter of fiscal 2010 were financed by our loan facility and an unsecured promissory note. Our combined net borrowings increased $1,142,000 to $3,941,000 at November 27, 2009 from $2,799,000 at August 28, 2009.  Our loan facility, amended and effective October 8, 2009, provides a maximum borrowing limit of $4,000,000.  As described in Note 8, the bank assigned our facility to a related party.  At December 29, 2009, the outstanding balance on the line of credit was at the maximum limit of $4,000,000, the balance on the unsecured promissory note was $250,000 and our cash balances primarily funded from loan advances were approximately $374,000, net of outstanding checks of approximately $312,000.

During the fourth quarter of fiscal 2008 and in fiscal 2009, we made reductions in headcount to bring the number of employees at August 28, 2009, to 63 compared to 91 at August 29, 2008, and reduced engineering consulting and other operating and overhead expenses.  Beginning in January 2009 and continuing to date, we reduced paid working hours Company-wide by approximately 10%.  During the first quarter of fiscal 2010, we made further reductions in headcount to bring the current number of employees to 51. During fiscal 2009, as well as to date in fiscal 2010, due to insufficient cash flow from operations and borrowing limitations under our loan facility, we negotiated extended payment terms with our two offshore vendors and have been extending other vendors well beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided.  In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed.  Any interruption of services or materials or initiation of legal means to collect balances owed would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

During the first quarter of fiscal 2010 bookings were approximately $1.8 million and during fiscal 2009 bookings were $5.5 million.  These fiscal 2010 bookings and fiscal 2009 bookings, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

 Our backlog scheduled to ship within eighteen months was approximately $4.2 million at November 27, 2009, compared to $4.3 million at August 28, 2009, and $8.1 million at November 28, 2008.  The total multi-year backlog at November 27, 2009 was approximately $6.6 million, compared to $6.8 million at August 28, 2009 and $12.5 million at November 28, 2008. Approximately $3.1 million of the November 27, 2009 backlog is scheduled to ship during fiscal 2010.

Our bookings and revenues to date in fiscal 2010 and during fiscal 2009 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations.  In addition, significant fiscal 2010 shippable bookings are currently required to meet our quarterly financial and cash flow projections for the remainder of fiscal 2010.

Our near term liquidity and ability to continue as a going concern is dependent on our ability to timely collect our existing accounts receivable balances and to generate sufficient new orders and revenues in the near term to provide sufficient cash flow from operations to pay our operating expenses and to reduce past due amounts owed to vendors and service providers. Should increased revenues not materialize, we would need to further reduce operating costs to bring them in line with reduced revenue levels.  Should we be unable to achieve near term profitability and generate sufficient cash flow from operations and if we are unable to further reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond our existing loan facility. No assurances can be given that operating costs can be further reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern. If we are unable to continue as a going concern, we will likely be forced to seek protection under the federal bankruptcy laws.

Note 2 Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 2 to our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended August 28, 2009.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS 162.” The new standard establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (ASC) became the single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which will continue to be sources of authoritative U.S. GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative upon adoption. The new guidance became effective for our first quarter of fiscal 2010. Since the new standard did not change U.S. GAAP, there was no change to our consolidated financial statements other than to update all references to U.S. GAAP to be in conformity with the ASC.

Revenue Recognition
Our revenue recognition policies are in compliance with ASC Topic 605 “Revenue Recognition.”  Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations.  Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue.  At November 27, 2009, deferred extended service maintenance revenues were $462,000 and deferred revenues related to future performance obligations were $79,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2010 and into fiscal 2011.

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by the buyer, and no additional performance obligations by the Company exist.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  For the three months ended November 27, 2009, no revenues were recorded as bill and hold transactions.

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

Our principal sources of revenue are from the sales of various satellite communications equipment.  Embedded in the Company’s products is internally developed software of varying applications.  We evaluate our products to assess whether software is more than incidental to a product.  When we conclude that software is more than incidental to a product, we will account for the product as a software product. Revenue on software products and software-related elements is recognized in accordance with ASC Topic 985-605 “Software-Revenue Recognition.”  Significant judgment may be required in determining whether a product is a software or hardware product.

We have included all shipping and handling billings to customers in revenues, and freight costs incurred for product shipments have been included in cost of products sold.

Earnings Per Share
Basic and diluted net earnings per share were computed in accordance with ASC Topic 260 “Earnings Per Share.”  Basic net earnings per share is computed by dividing net earnings available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options.  Diluted net earnings per share gives effect to all dilutive potential common shares outstanding during a period.  In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of stock options.

Share-Based Compensation
We account for share-based payments to employees, including grants of employee stock options, in accordance with ASC Topic 718, “Compensation-Stock Compensation” (ASC 718).  ASC 718 requires that these awards be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). For the three months ended November 27, 2009 and November 28, 2008, there was no stock-based compensation expense. No options were granted during the three months ended November 27, 2009.

The following table summarizes stock option transactions for the three months ended November 27, 2009:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at August 28, 2009	731,375	$.63 – 2.50	$1.42
Forfeited or cancelled	-	-	-
Outstanding at November 27, 2009	731,375	$.63 – 2.50	$1.42
Available for issue at November 27, 2009	-	-	-
Options exercisable at
November 27, 2009	731,375	$.63 – 2.50	$1.42
August 28, 2009	731,375	$.63 – 2.50	$1.42

The key terms of the stock options granted under our incentive plans are included in the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2009.

Bank Overdrafts
Bank overdrafts consist of outstanding checks that have not cleared our bank.  Overdrafts are offset against cash balances to the extent that cash balances are available in the account on which the checks are issued.  At November 27, 2009, outstanding checks in the amount of $188,000 were offset against cash balances.

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

Fair Value of financial Instruments
The carrying amount of cash and other current assets and liabilities, such as accounts receivable and accounts payable as presented in the consolidated financial statements, approximates fair value based on the short-term nature of these instruments. We believe the carrying amounts of our line of credit and note payable borrowings approximate fair value because the interest rates at November 27, 2009, approximated market interest rates.

Subsequent Events
We have reviewed and evaluated material subsequent events from the balance sheet date of November 27, 2009 through the financial statements issue date of January 11, 2010. All appropriate subsequent event disclosures, if any, have been made in the notes to our Consolidated Financial Statements.

Fiscal Year
We use a fifty-two, fifty-three week year.  The fiscal year ends on the Friday closest to August 31.  Fiscal year 2010 contains fifty-three weeks while 2009 contains fifty-two weeks.

Note 3 Accounts Receivable
Accounts receivable are summarized as follows:

	(Unaudited)
	November 27, 2009	August 28, 2009

Accounts receivable – trade	$1,584,098	$1,649,047
Other receivables	78,889	78,889
	1,662,987	1,727,936
Less allowance for
doubtful accounts	(91,960)	(146,010)

Accounts receivable, net	$1,571,027	$1,581,926

Note 4 Inventories
Inventories are summarized as follows:

	(Unaudited)
	November 27, 2009	August 28, 2009

Raw material	$4,412,446	$4,430,492
Work-in-process	917,442	958,658
Finished goods	3,492,622	3,763,793
	8,822,510	9,152,943
Less inventory reserves	(4,704,142)	(4,689,357)
Inventories, net	$4,118,368	$4,463,586

Our inventory reserve of approximately $4,704,000 at November 27, 2009 is to provide for items that are potentially slow moving, excess or obsolete.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices.  No estimate can be made of a range of amounts of loss from obsolescence that is reasonably possible should our sales efforts not be successful.

Note 5 Other Assets (Unaudited)
Other assets consist of the following:

	November 27, 2009
	Cost	Accumulated Amortization	Net
License agreements	$958,800	$(958,800)	$-
Patents and patent applications	353,057	(90,478)	262,579
Trademarks	82,820	(56,990)	25,830
Loan facility fees	25,000	(25,000)	-
Other	6,889	-	6,889
	$1,426,566	$(1,131,268)	$295,298

	August 28, 2009
	Cost	Accumulated Amortization	Net
License agreements	$958,800	$(953,384)	$5,416
Patents and patent applications	353,057	(66,799)	286,258
Trademarks	82,820	(54,159)	28,661
Loan facility fees	25,000	(16,667)	8,333
Other	6,889	-	6,889
	$1,426,566	$(1,091,009)	$335,557

Amortization expense of other assets for the three months ended November 27, 2009 amounted to $40,000.  Amortization expense of other assets for the three months ended November 28, 2008 amounted to $40,000.

We conduct an ongoing review of our intellectual property rights and potential trademarks.  As of November 27, 2009, we have cumulatively incurred $228,000 of legal fees related to the filing of applications for various patents and $1,000 related to the filing of trademark applications.  Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life or their estimated useful lives.  If it becomes more likely than not that the patent application will not be granted, we will write-off the deferred cost at that time.  At November 27, 2009, the cost of registered patents and trademarks amounted to $126,000 and $82,000, respectively.  Patents and trademarks are amortized over their estimated useful life of four to ten years.  License agreements are amortized over their estimated useful life of one to five years.  Loan facility fees are amortized over twelve months.

Note 6 Accrued Expenses
Accrued expenses consist of the following:

	(Unaudited)
	November 27, 2009	August 28, 2009

Vacation	$547,708	$530,652
Payroll and related expenses	295,168	223,319
Royalties	182,035	161,247
Warranty	94,757	98,882
Taxes and insurance	102,994	154,035
Commissions	31,516	31,516
Professional fees	236,800	290,072
Interest	62,803	-
Other	94,451	34,202
	$1,648,232	$1,523,925

Accrued  Warranty
We warrant our products for a 12 to 14 month period beginning at the date of shipment.  The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer.  We expense costs for routine warranty repairs as incurred.  Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified.  Accrued warranty liabilities amounted to $95,000 at November 27, 2009 and $99,000 at August 28, 2009.  For the three months ended November 27, 2009, no additional warranty provisions were made and $4,000 for satisfied warranty claims were charged to the accrual.

Note 7 Deferred Revenue
Deferred revenue consists of the unrecognized revenue portion of extended service maintenance contracts and estimates of revenue related to future performance obligations. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year.  At November 27, 2009, deferred extended service maintenance revenues were $462,000 and deferred revenues related to future performance obligations were $79,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2010 and into fiscal 2011.

Note 8 Finance Arrangements
Revolving Line of Credit and Term Loan Facility

Effective September 16, 2009, we entered into an Eleventh Amendment (“Amendment”) to the Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A. (the “bank”). The Amendment extended the maturity date of our revolving line of credit and term loan facility (“loan facility”) with the bank to November 30, 2009 (previously September 30, 2009), reduced the maximum available credit limit to $4,000,000 (previously $5,000,000) and increased the interest rate to the bank’s prime rate plus two percent (previously the bank’s prime rate).  In addition, the Amendment allowed for over advances in excess of the existing availability collateral formulas of up to $500,000 during the term of the loan facility.  The Amendment was subject to the bank receiving, on or before October 15, 2009, a fully executed asset purchase agreement or merger agreement satisfactory to the bank, in its reasonable business judgment, for the sale or merger of Wegener Corporation to or into a third-party purchaser; provided, however, the failure to provide such fully executed asset purchase or merger agreement to the bank on or before October 15, 2009 would have been an automatic Event of Default as defined and set forth in the Loan Agreement, and the bank would have all of its rights and remedies as provided for in the Loan Agreement without further notice.

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

The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.  At November 27, 2009, balances outstanding on the revolving line of credit amounted to $3,691,000.  At December 29, 2009, the outstanding balance on the line of credit was at the maximum credit limit of $4,000,000 and our cash balances primarily funded from loan advances were approximately $374,000, net of outstanding checks of approximately $312,000.

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

On October 1, 2009, we entered into an unsecured promissory note with David E. Chymiak in the amount of two hundred and fifty thousand dollars ($250,000).  The loan bears interest at the rate of 8.0% per year and had an initial maturity date of October 31, 2009. The maturity date was subsequently extended to May 31, 2010.

David E. Chymiak is a beneficial owner of 8.8% of our outstanding common stock. The David E. Chymiak Trust Dated December 15, 1999, is controlled by Mr. Chymiak.

Note 9 Income Taxes
For the three months ended November 27, 2009, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance.  The valuation allowance increased $357,000 in the first quarter of fiscal 2010.  At November 27, 2009, net deferred tax assets of $6,974,000 were fully reserved by a valuation allowance.

At November 27, 2009, we had a federal net operating loss carryforward of approximately $12,788,000, which expires beginning fiscal 2020 through fiscal 2030.  Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

We are subject to U.S. federal income tax as well as income tax of numerous state jurisdictions. We are subject to U.S. federal tax examinations by tax authorities for fiscal years 2005 through 2009. Income tax examinations that we may be subject to from the various state taxing authorities vary by jurisdiction. Our policy for penalties and interest is to include such amounts, if any, in income tax expense.

Note 10 Earnings Per Share (Unaudited)
The following table presents required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net (loss) earnings per share computations.  The calculation of earnings per share is subject to rounding differences.

	Three months ended
	November 27, 2009			November 28, 2008
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net loss	$(990,410)			$(1,192,739)
Basic loss per share:
Net loss available to common shareholders	$(990,410)	12,647,051	$(.08)	$(1,192,739)	12,647,051	$(.09)
Effect of dilutive potential common shares:
Stock options	-	-		-	-
Diluted loss per share:
Net loss available to common shareholders	$(990,410)	12,647,051	$(.08)	$(1,192,739)	12,647,051	$(.09)

Stock options which were excluded from the diluted net (loss) earnings per share calculation due to their antidilutive effect are as follows:

	Three months ended
	November 27, 2009	November 28, 2008
Common stock options:
Number of shares	731,375	918,531
Range of exercise prices	$.63 to $2.50	$.63 to $2.72

Note 11 Segment Information and Concentrations (Unaudited)
In accordance with ASC Topic 280 “Segment Reporting,” we operate within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment we have three sources of revenues as follows:

	Three months ended
	November 27, 2009	November 28, 2008

Product Line
Direct Broadcast Satellite	$1,796,509	$2,118,780
Telecom and Custom Products	-	9,461
Service	121,276	194,537
Revenues, net	$1,917,785	$2,322,778

Concentration of products representing 10% or more of the respective periods’ revenues are as follows:

	Three months ended
	November 27, 2009	November 28, 2008

Product
Audio broadcast receivers	22.4%	23.2%
Network control products	14.5%	14.6%
Professional and broadcast receivers	29.1%	11.8%

Products representing 10% or more of annual revenues are subject to fluctuations from quarter to quarter as new products and technologies are introduced, new product features and enhancements are added, and as customers upgrade or expand their network operations.

Revenues by geographic area are as follows:

	Three months ended
	November 27,	November 28,
	2009	2008

Geographic Area
United States	$1,715,056	$2,217,800
Latin America	25,757	93,109
Canada	1,610	9,882
Europe	99,567	1,654
Other	75,795	333
Revenues, net	$1,917,785	$2,322,778

Customers representing 10% or more of the respective periods’ revenues are as follows:

	Three months ended
	November 27,	November 28,
	2009	2008
Customer 1	23.0%	23.1%
Customer 2	10.2%	13.5%
Customer 3	10.1%	(a)
Customer 4	(a)	17.0%

(a) Revenues for the period were less than 10% of total revenues.

Note 12 Commitments
We have one manufacturing and purchasing agreement for certain finished goods inventories. At November 27, 2009, outstanding purchase commitments under these agreements amounted to $768,000.

Note 13 Guarantees and Indemnifications
Letters of Credit
We provide standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements.  At November 27, 2009, we had no letters of credit outstanding.

Financing Agreements
The Company guarantees the loan facility of WCI.  The facility provides a maximum available credit limit of $4,000,000.  At November 27, 2009, $3,691,000 was outstanding on the loan facility.

Indemnification Obligations
We are obligated to indemnify our officers and the members of our Board of Directors pursuant to our bylaws and contractual indemnity agreements. We routinely sell products with a limited intellectual property indemnification included in the terms of sale or in certain contractual arrangements. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorneys’ fees). Certain requests for indemnification have been received by us pursuant to these arrangements (see Part I, Item 3. Legal Proceedings, in our, Annual Report on Form  10-K for the year ended August 28, 2009 for further discussion).

WEGENER CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended August 28, 2009 contained in the Company’s 2009 Annual Report on Form 10-K.

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

These risks are exacerbated by the recent crisis in national and international financial markets and global economic downturn, and we are unable to predict with certainty what long-term effect these developments will continue to have on our Company.  During 2008 and into 2009, the capital and credit markets experienced extended volatility and disruption.  We believe that these unprecedented developments have adversely affected our business, financial condition and results of operations in fiscal years 2008 and 2009 and into the first quarter of fiscal 2010.

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

Revenues for the first quarter of fiscal 2010 decreased $405,000, or 17.4%, to $1,918,000 from $2,323,000 for the same period in fiscal 2009. The operating results for the three month period ended November 27, 2009, were a net loss of $(990,000) or $(0.08) per share, compared to a net loss of $(1,193,000) or $(0.09) per share, for the three month period ended November 28, 2008.

Financial Position and Liquidity

At November 27, 2009, our primary source of liquidity was a $4,000,000 loan facility, which matures on April 7, 2011, and an unsecured promissory note in the amount of $250,000 which matures on May 31, 2010.  During the first three months of fiscal 2010, our line of credit and unsecured promissory note net outstanding borrowings increased $1,142,000 to $3,941,000 at November 27, 2009, from $2,799,000 at August 28, 2009.  At December 29, 2009, the outstanding balance on the line of credit was at the maximum limit of $4,000,000 and our cash balances primarily funded from loan advances were approximately $374,000, net of outstanding checks of approximately $312,000.

During the first quarter of fiscal 2010 bookings were approximately $1.8 million and during fiscal 2009 bookings were $5.5 million.  These fiscal 2010 bookings and fiscal 2009 bookings, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

Our bookings and revenues to date in fiscal 2010 and during fiscal 2009 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations.  In addition, significant fiscal 2010 shippable bookings are currently required to meet our quarterly financial and cash flow projections for the remainder of fiscal 2010.

Our near term liquidity and ability to continue as a going concern is dependent on our ability to timely collect our existing accounts receivable balances and to generate sufficient new orders and revenues in the near term to provide sufficient cash flow from operations to pay our operating expenses. Should increased revenues not materialize, we would need to further reducing operating costs to bring them in line with reduced revenue levels.  Should we be unable to achieve near term profitability and generate sufficient cash flow from operations and if we are unable to further reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond our existing loan facility. No assurances can be given that operating costs can be further reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern. If we are unable to continue as a going concern, we will likely be forced to seek protection under the federal bankruptcy laws.  (See Note 1 to the Consolidated Financial Statements).

Operating activities used $845,000 of cash and investing activities used $214,000 of cash, which consisted of capitalized software additions of $212,000 and equipment additions of $2,000.  (See the Liquidity and Capital Resources section for further discussion.)

Current Developments

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 27, 2009 COMPARED TO THREE MONTHS ENDED NOVEMBER 28, 2008

The following table sets forth, for the periods indicated, the components of our results of operations as a percentage of sales:

	Three months ended (unaudited)
	November 27, 2009	November 28, 2008
Revenue	100.0%	100.0%
Cost of products sold	77.9	73.1
Gross margin	22.1	26.9
Selling, general, and administrative	50.1	50.4
Research & development	19.5	26.2
Operating loss	(47.5)	(49.7)
Interest expense	(4.1)	(1.7)
Net loss	(51.6)%	(51.4)%

The operating results for the three month period ended November 27, 2009, were a net loss of $(990,000) or $(0.08) per share, compared to a net loss of $(1,193,000) or $(0.09) per share for the three month period ended November 28, 2008.

During the fourth quarter of fiscal 2008 and in fiscal 2009, we made reductions in headcount to bring the number of employees at August 28, 2009, to 63 compared to 91 at August 29, 2008, and reduced engineering consulting and other operating and overhead expenses.  Beginning in January 2009 and continuing to date, we reduced paid working hours Company-wide by approximately 10%.  During the first quarter of fiscal 2010, we made further reductions in headcount to bring the current number of employees to 51.  The operating results for the first quarter of fiscal 2010 included severance costs of approximately $247,000 compared to $24,000 in the same period of fiscal 2009.

Revenues - Revenues for the first quarter of fiscal 2010 decreased $405,000, or 17.4%, to $1,918,000 from $2,323,000 for the same period in fiscal 2009.

Direct Broadcast Satellite (DBS) revenues (including service revenues) decreased $395,000, or 17.1%, in the first quarter of fiscal 2010 to $1,918,000 from $2,313,000 for the same period in fiscal 2009.  First quarter revenues were adversely affected by lower than expected shippable bookings as discussed above.  First quarter revenues included continued shipments of Encompass LE2, our next generation business music audio receiver, to business music provider, Muzak LLC., Unity® 4600 and Unity® 4650 receivers to Roberts Communications Network for network upgrades and shipments to MegaHertz for distribution of our products to the U.S. cable market.

Revenues and order backlog are subject to the timing of significant orders from customers and new product introductions, and as a result revenue levels may fluctuate from quarter to quarter.  For the three months ended November 27, 2009, three customers accounted for 23.0%, 10.2% and 10.1% of revenues, respectively. For the three months ended November 28, 2008, three customers accounted for 23.1%, 17.0% and 13.5% of revenues, respectively.  Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2010 and beyond.

Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months.  WCI’s backlog scheduled to ship within eighteen months was approximately $4.2 million at November 27, 2009, compared to $4.3 million at August 28, 2009, and $8.1 million at November 28, 2008.  Three customers accounted for approximately 61.9%, 11.1% and 9.1%, respectively, of the backlog at November 27, 2009.  The total multi-year backlog at November 27, 2009 was approximately $6.6 million, compared to $6.8 million at August 28, 2009 and $12.5 million at November 28, 2008.  Approximately $3.1 million of the November 27, 2009 backlog is scheduled to ship during fiscal 2010.

Gross Profit Margins – The Company’s gross profit margin percentages were 22.1% for the three month period ended November 27, 2009, compared to 26.9% for the three month period ended November 28, 2008. Gross profit margin dollars decreased $201,000 for the three month period ended November 27, 2009 compared to the same period ended November 28, 2008.  The decreases in margin percentages and dollars were mainly due to the decrease in revenues.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses decreased $208,000, or 17.8%, to $962,000 in the first quarter of fiscal 2010 from $1,170,000 in the first quarter of fiscal 2009.  Corporate SG&A expenses in the first quarter of fiscal 2010 decreased $112,000, or 44.1%, to $142,000 from $254,000 in same period of fiscal 2009, mainly due to a decrease in professional fees.  WCI’s SG&A expenses decreased $96,000, or 10.5%, to $820,000 in the first quarter of fiscal 2010 from $916,000 in the same period of fiscal 2009. WCI’s SG&A expenses in the first quarter of fiscal 2010 included approximately $171,000 of severance costs compared to approximately $12,000 in the same period of fiscal 2009.  The increase in SG&A severance costs of $159,000 were offset by decreases in (i) salaries and related payroll costs of $172,000 primarily due to a 10% reduction in Company-wide paid working hours beginning in January 2009 and reductions in headcount, (ii) sales and marketing expenses of $51,000, (iii) general overhead costs of $38,000 due to elimination of 401k company matching expense and overall cost reduction efforts of overhead expenses, and (iv) reduction in professional fees of $8,000. Bad debt expense was $15,000 in the first quarter of fiscal 2010 compared to none in the same period of fiscal 2009.  As a percentage of revenues, SG&A expenses were 50.1% for the three month period ended November 27, 2009, compared to 50.4% for the same period ended November 28, 2008.

Research and Development - Research and development expenditures, including capitalized software development costs, were $586,000 or 30.6% of revenues in the first quarter of fiscal 2010, compared to $863,000 or 37.1% of revenues for the same period of fiscal 2009.  The decrease in expenditures in the first quarter of fiscal 2010 compared to the same period of fiscal 2009 was mainly due to lower salaries, as a result of reduced head count and the 10% reduction in Company-wide paid working hours beginning in January 2009.  Capitalized software development costs amounted to $212,000 in the first quarter of fiscal 2010 compared to $254,000 in the first quarter of fiscal 2009. The decrease in capitalized software costs was related to completed projects and reductions in headcount.  Research and development expenses, excluding capitalized software development costs, were $374,000 or 19.5% of revenues in the first quarter of fiscal 2010 compared to $609,000 or 26.2% of revenues in the same period of fiscal 2009. We believe current staffing levels are adequate to accomplish research and development activities in fiscal 2010.  Should additional engineering resources be required in fiscal 2010, we believe engineering consulting services would be sufficiently available.

Interest Expense - Interest expense increased $39,000 to $78,000 in the first quarter of fiscal 2010 from $39,000 in the same period in fiscal 2009.  The increase was primarily due to the increase in our loan interest rate and an increase in the line of credit and unsecured promissory note outstanding balances, as further discussed in the Liquidity and Capital Resources section.

Income Tax Expense - For the three months ended November 27, 2009, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance.  The valuation allowance increased $357,000 in the first quarter of fiscal 2010.  At November 27, 2009, net deferred tax assets of $6,974,000 were fully reserved by a valuation allowance.  At November 27, 2009, we had a federal net operating loss carryforward of approximately $12,788,000, which expires beginning fiscal 2021 through fiscal 2030.  Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
THREE MONTHS ENDED NOVEMBER 27, 2009

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $18,942,000 at November 27, 2009.  We had a working capital deficit of approximately $2,024,000 at November 27, 2009 compared to a working capital deficit of $1,139,000 at August 28, 2009 which compared to working capital of approximately $1,053,000 at August 29, 2008.

Our cash flow requirements during the first quarter of fiscal 2010 were financed by our loan facility and an unsecured promissory note. Our combined net borrowings increased $1,142,000 to $3,941,000 at November 27, 2009 from $2,799,000 at August 28, 2009.  Our loan facility, amended and effective October 8, 2009, provides a maximum borrowing limit of $4,000,000.  As described in Note 8, the bank assigned our facility to a related party.  At December 29, 2009, the outstanding balance on the line of credit was at the maximum limit of $4,000,000, the balance on the unsecured promissory note was $250,000 and our cash balances primarily funded from loan advances were approximately $374,000, net of outstanding checks of approximately $312,000.

During the fourth quarter of fiscal 2008 and in fiscal 2009, we made reductions in headcount to bring the number of employees at August 28, 2009, to 63 compared to 91 at August 29, 2008, and reduced engineering consulting and other operating and overhead expenses.  Beginning in January 2009 and continuing to date, we reduced paid working hours Company-wide by approximately 10%.  During the first quarter of fiscal 2010, we made further reductions in headcount to bring the current number of employees to 51. During fiscal 2009, as well as to date in fiscal 2010, due to insufficient cash flow from operations and borrowing limitations under our loan facility, we negotiated extended payment terms with our two offshore vendors and have been extending other vendors well beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided.  In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials or initiation of legal means to collect balances owed would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

During the first quarter of fiscal 2010 bookings were approximately $1.8 million and during fiscal 2009 bookings were $5.5 million.  These fiscal 2010 bookings and fiscal 2009 bookings, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

Our backlog scheduled to ship within eighteen months was approximately $4.2 million at November 27, 2009, compared to $4.3 million at August 28, 2009, and $8.1 million at November 28, 2008.  The total multi-year backlog at November 27, 2009 was approximately $6.6 million, compared to $6.8 million at August 28, 2009 and $12.5 million at November 28, 2008. Approximately $3.1 million of the November 27, 2009 backlog is scheduled to ship during fiscal 2010.

Our bookings and revenues to date in fiscal 2010 and during fiscal 2009 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations.  In addition, significant fiscal 2010 shippable bookings are currently required to meet our quarterly financial and cash flow projections for the remainder of fiscal 2010.

Our near term liquidity and ability to continue as a going concern is dependent on our ability to timely collect our existing accounts receivable balances and to generate sufficient new orders and revenues in the near term to provide sufficient cash flow from operations to pay our operating expenses and to reduce past due amounts owed to vendors and service providers. Should increased revenues not materialize, we would need to further reducing operating costs to bring them in line with reduced revenue levels.  Should we be unable to achieve near term profitability and generate sufficient cash flow from operations and if we are unable to further reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond our existing loan facility. No assurances can be given that operating costs can be further reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern. If we are unable to continue as a going concern, we will likely be forced to seek protection under the federal bankruptcy laws.

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

Effective September 16, 2009, we entered into an Eleventh Amendment (“Amendment”) to the Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A. (the “bank”). The Amendment extended the maturity date of our revolving line of credit and term loan facility (“loan facility”) with the bank to November 30, 2009 (previously September 30, 2009), reduced the maximum available credit limit to $4,000,000 (previously $5,000,000) and increased the interest rate to the bank’s prime rate plus two percent (previously the bank’s prime rate).  In addition, the Amendment allowed for over advances in excess of the existing availability collateral formulas of up to five hundred thousand dollars during the term of the loan facility.  The Amendment was subject to the bank receiving, on or before October 15, 2009, a fully executed asset purchase agreement or merger agreement satisfactory to the bank, in its reasonable business judgment, for the sale or merger of Wegener Corporation to or into a third-party purchaser; provided, however, the failure to provide such fully executed asset purchase or merger agreement to the bank on or before October 15, 2009 would have been an automatic Event of Default as defined and set forth in the Loan Agreement, and the bank would have all of its rights and remedies as provided for in the Loan Agreement without further notice.  At August 28, 2009, we were in violation of the bank’s tangible net worth debt covenant.

On October 8, 2009, the bank assigned its rights (the “Assignment”) under the Loan Agreement to The David E. Chymiak Trust Dated December 15, 1999 (the “Trust”).  Immediately before becoming such assignee, the Trust entered into a twelfth amendment to the Loan Agreement, dated October 8, 2009 (the “Twelfth Amendment”) which became effective immediately upon the consummation of the Assignment.  Accordingly, by virtue of the Assignment, the Trust succeeded to all the rights and obligations of the bank under the Loan Agreement, except as otherwise provided in the Twelfth Amendment. In connection with the Assignment, the Trust paid a total of $2,941,000 to the bank amounting to all amounts we owed to the bank.  Therefore, we no longer have a lending relationship with the bank. (See Note 8 to the Consolidated Financial Statements).

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

On October 1, 2009, we entered into an unsecured promissory note with David E. Chymiak in the amount of two hundred and fifty thousand dollars ($250,000).  The loan bears interest at the rate of 8.0% per year and had an initial maturity date of October 31, 2009. The maturity date was subsequently extended to May 31, 2010.

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

The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.  At November 27, 2009, balances outstanding on the revolving line of credit amounted to $3,691,000.  At December 29, 2009, the outstanding balance on the line of credit was at the maximum credit limit of $4,000,000 and our cash balances primarily funded from loan advances were approximately $374,000, net of outstanding checks of approximately $312,000.

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

On October 1, 2009, we entered into an unsecured promissory note with David E. Chymiak in the amount of two hundred and fifty thousand dollars ($250,000).  The loan bears interest at the rate of 8.0% per year and had an initial maturity date of October 31, 2009. The maturity date was subsequently extended to May 31, 2010.

Cash Flows

During the first quarter of fiscal 2010, operating activities used $845,000 of cash.  Net loss adjusted for expense provisions and depreciation and amortization (before working capital changes) used cash of $640,000, while changes in accounts receivable, deferred revenue and customer deposit balances used $13,000 of cash.  Changes in accounts payable and accrued expenses used $559,000 of cash, while changes in inventories and other assets provided $367,000 of cash.  Cash used by investing activities was $214,000, which consisted of capitalized software additions of $212,000 and equipment additions of $2,000. Financing activities provided $1,142,000 of cash from net line of credit and unsecured promissory note borrowings.

Contractual Obligations

We have one manufacturing and purchasing agreement for certain finished goods inventories. At November 27, 2009, outstanding purchase commitments under these agreements amounted to $768,000.

The Company’s long-term contractual obligations as of November 27, 2009 consisted of:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014
Operating leases	$323,000	$79,000	$244,000	$-
Line of credit and note payable	3,941,000	3,941,000	-	-
Purchase commitments	768,000	768,000	-	-
Total	$5,032,000	$4,788,000	$244,000	$-

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgements.  These policies are as follows:

Revenue Recognition – Our revenue recognition policies are in compliance with ASC Topic 605 “Revenue Recognition.”  Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations.  Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue.  At November 27, 2009, deferred extended service maintenance revenues were $462,000, and deferred revenues related to future performance obligations were $79,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2010 and into fiscal 2011.  We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by the buyer, and no additional performance obligations by the Company exist.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  For the three months ended November 27, 2009, no revenues were recorded as bill and hold transactions.

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

Our principal sources of revenues are from the sales of various satellite communications equipment.  Embedded in our products is internally developed software of varying applications.  Historically, we have not sold or marketed our software separately or otherwise licensed our software apart from the related communications equipment.  Should we begin to market or sell software whereby it is more than an incidental component of the hardware, then we would recognize software license revenue in accordance with ASC Topic 985-605 “Software-Revenue Recognition.”  Significant judgment may be required in determining whether a product is a software or hardware product.

Inventory Reserves - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market.  Inventories include the cost of raw materials, labor and manufacturing overhead.  We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value.  These reserves are to provide for items that are potentially slow-moving, excess or obsolete.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions.  At November 27, 2009, inventories, net of reserve provisions, amounted to $4,118,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility.  Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product.  Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs.  At November 27, 2009, capitalized software costs, net of accumulated amortization, amounted to $1,267,000.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized.  Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. At November 27, 2009, deferred tax assets in the amount of $6,974,000 were fully reserved by a valuation allowance. For the three months ended November 27, 2009, the valuation allowance was increased by $357,000.

Accounts Receivable Valuation – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.  At November 27, 2009, accounts receivable, net of allowances for doubtful accounts, amounted to $1,571,000.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates during a portion of the first quarter of fiscal 2010 related primarily to our revolving line of credit facility.  The interest rate on certain advances under the line of credit and term loan facility fluctuated with the bank’s prime rate and effective September 16, 2009 the bank’s prime rate plus 2.0% (bank’s prime rate 3.25% at August 28, 2009).  Effective October 8, 2009, the amended line of credit carried a fixed interest rate of 12.0% and an unsecured promissory note dated October 1, 2009, carried a fixed rate of interest of 8.0%.

ITEM 4.          CONTROLS AND PROCEDURES

Not applicable

ITEM 4T.       CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (November 27, 2009).  Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our Common Stock. Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended August 28, 2009, includes a detailed discussion of these factors which have not changed materially from those included in the Form 10-K, other than as set forth below.

We may not have sufficient capital to continue as a going concern and our line of credit balance at December 29, 2009 has reached the maximum available credit limit of $4,000,000.

Bookings and revenues during fiscal 2009 and in fiscal 2010 to date were insufficient to provide adequate levels of cash flow from operations. As a result our line of credit borrowings have increased to the maximum available credit limit of $4,000,000.  Our near term liquidity and ability to continue as a going concern is dependent on our ability to collect our existing accounts receivable and to generate sufficient new orders and revenues to provide adequate cash flow from operations to pay our operating expenses.  Should increased revenues not materialize, we would need to further reduce operating costs to bring them in line with reduced revenue levels.  Should we be unable to achieve near term profitability and generate sufficient cash flow from operations and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or increase our borrowings. No assurances can be given that operating costs can be sufficiently reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern.  See also Note 1 to the Consolidated Financial Statements and “MD&A- Liquidity and Capital Rescources.”

The Nasdaq Stock Market may delist our securities, which could limit investors’ ability to trade in our securities.

On December 9, 2009, we received a letter (the “December 9th Letter”) from The Nasdaq Stock Market (“Nasdaq”) indicating that the Company’s securities will be delisted from Nasdaq at the opening of business on December 16, 2009 and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “Commission”) which will remove the Company’s securities from listing and registration on Nasdaq.  However, the December 9th Letter also indicated that an official appeal by the Company to the Nasdaq Hearing Panel would stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s determination.  On December 11, 2009, the Company officially filed an appeal (the “Wegener Appeal”) with the Nasdaq Hearing Panel.

As previously reported in a Form 8-K as filed with the Commission on August 22, 2008, the Company previously received a notice from Nasdaq indicating that for the last 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4) (the “Marketplace Rule”).  The notice also stated that the Company had been provided with 180 calendar days, or until February 17, 2009, to regain compliance in accordance with Marketplace Rule 4310(c)(8)(D).  On October 16, 2008, Nasdaq announced it had temporarily suspended enforcement of the minimum bid price and minimum market value of publicly held shares through January 16, 2009. A subsequent suspension announced by Nasdaq extended the enforcement date through July 31, 2009, which gave the Company until December 7, 2009, to regain compliance with the Marketplace Rule.  Because the Company was not in compliance with the Marketplace Rule or The Nasdaq Capital Market initial listing criteria on December 7, 2009, the Nasdaq staff sent the December 9th Letter.

Also as previously reported in a Form 8-K as filed with the Commission on December 3, 2009, on November 30, 2009, the Company received a notice (the “Notice”) from Nasdaq indicating that the Company’s shareholders’ equity as of August 28, 2009, did not meet the minimum requirement of $2,500,000 for continued listing as set forth in Continued Listing Standards for Primary Equity Securities Rule 5550(b) (the “Equity Rule”). In addition, the Notice stated that, as of November 27, 2009, the Company did not meet the Equity Rule’s listing alternatives of (i) a market value of listed securities of $35 million, or (ii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

 The Company intends to address the issues relating to the Equity Rule as part of the Wegener Appeal relating to the Marketplace Rule.  In particular, the Company currently intends to exercise its right, as provided under Nasdaq procedures, to present a plan to regain compliance with the Equity Rule, including a time line for compliance, at a hearing before the Nasdaq Hearing Panel.

No assurances can be given that the Wegener Appeal and submission of a plan for compliance, if made and presented, will be successful.  The Company’s securities will continue to be listed on Nasdaq during this appeal process.

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

WEGENER CORPORATION

(Registrant)

Date: January 11, 2010	By:	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 11, 2010	By:	/s/ James Traicoff
James Traicoff
Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)