Form 10-Q
period 2010-02-26
WEGENER CORP
filed 2010-04-12
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2010

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
          Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	12,647,051 Shares
Class	Outstanding at March 31, 2010

WEGENER CORPORATION
Form 10-Q For the Quarter Ended February 26, 2010

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Wegener™ Corporation (the “Company”, “we”, “our” or “us”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The consolidated balance sheet as of February 26, 2010; the consolidated statements of shareholders' equity as of February 26, 2010, and February 27, 2009; the consolidated statements of operations for the three and six months ended February 26, 2010, and February 27, 2009; and the consolidated statements of cash flows for the six months ended February 26, 2010, and February 27, 2009, have been prepared without audit.  The consolidated balance sheet as of August 28, 2009 has been audited by independent registered public accountants.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2009, File No. 0-11003.  These consolidated financial statements include the accounts of Wegener Communications, Inc. (WCI), our wholly-owned subsidiary.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods.  The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	February 26, 2010	February 27, 2009	February 26, 2010	February 27, 2009

Revenues, net	$2,351,146	$4,511,124	$4,268,931	$6,833,902

Operating costs and expenses
Cost of products sold	1,644,892	2,973,682	3,138,925	4,672,097
Selling, general and administrative	813,433	1,026,371	1,775,108	2,196,053
Research and development	287,053	471,222	661,120	1,079,843

Operating costs and expenses	2,745,378	4,471,275	5,575,153	7,947,993

Operating (loss) income	(394,232)	39,849	(1,306,222)	(1,114,091)
Interest expense	(127,512)	(31,602)	(205,931)	(70,400)

Net (loss) earnings	$(521,744)	$8,247	$(1,512,153)	$(1,184,491)

Net (loss) earnings per share:
Basic and diluted	$(0.04)	$0.00	$(0.12)	$(0.09)

Shares used in per share calculation
Basic and diluted	12,647,051	12,647,051	12,647,051	12,647,051

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 26, 2010	August 28, 2009
Assets

Current assets
Cash	$675,116	$3,476
Accounts receivable, net	1,444,727	1,581,926
Inventories, net	3,650,446	4,463,586
Other current assets	231,489	171,676

Total current assets	6,001,778	6,220,664

Property and equipment, net	1,590,834	1,720,031
Capitalized software costs, net	1,267,320	1,265,445
Other assets	308,462	335,557

Total assets	$9,168,394	$9,541,697

Liabilities and Shareholders’ Equity

Current liabilities
Line of credit and note payable	$4,250,000	$2,799,088
Accounts payable	1,649,321	1,964,367
Accrued expenses	1,705,619	1,523,925
Deferred revenue	502,477	568,673
Customer deposits	391,438	503,952

Total current liabilities	8,498,855	7,360,005

Commitments and contingencies

Shareholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 12,647,051 shares issued and outstanding	126,471	126,471
Additional paid-in capital	20,006,702	20,006,702
Accumulated deficit	(19,463,634)	(17,951,481)

Total shareholders’ equity	669,539	2,181,692

Total liabilities and shareholders’ equity	$9,168,394	$9,541,697

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Balance at August 29, 2008	12,647,051	$126,471	$20,006,702	$(15,345,782)
Net loss for the six months	-	-	-	(1,184,491)
BALANCE at February 27, 2009	12,647,051	$126,471	$20,006,702	$(16,530,273)

Balance at August 28, 2009	12,647,051	$126,471	$20,006,702	$(17,951,481)
Net loss for the six months	-	-	-	(1,512,153)
BALANCE at February 26, 2010	12,647,051	$126,471	$20,006,702	$(19,463,634)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	February 26, 2010	February 27, 2009

Cash flows from operating activities
Net loss	$(1,512,153)	$(1,184,491)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	588,730	758,366
Increase in provision for bad debts	15,000	-
Increase in provision for inventory reserves	40,000	230,000
Decrease in provision for warranty reserves	-	(130,000)
Changes in assets and liabilities
Accounts receivable	122,199	561,825
Inventories	773,140	(164,006)
Other assets	(59,813)	(85,430)
Accounts payable	(315,046)	766,375
Accrued expenses	181,694	(406,827)
Deferred revenue	(66,196)	(59,568)
Customer deposits	(112,514)	(1,320,302)

Net cash used for operating activities	(344,959)	(1,034,058)

Cash flows from investment activities
Property and equipment expenditures	(6,593)	(642)
Capitalized software additions	(424,548)	(538,895)
License agreement, patent, and trademark expenditures	(3,172)	(12,239)

Net cash used for investing activities	(434,313)	(551,776)

Cash flows from financing activities
Net change in borrowings under line of credit	1,200,912	1,588,343
Proceeds from note payable	250,000	-

Net cash provided by financing activities	1,450,912	1,588,343

Increase in cash	671,640	2,509
Cash, beginning of period	3,476	8,023

Cash, end of period	$675,116	$10,532

Supplemental disclosure of cash flow information:
Cash paid for Interest	$18,166	$70,400

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

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $19,464,000 at February 26, 2010.  We had a working capital deficit of approximately $2,497,000 at February 26, 2010 compared to a working capital deficit of $1,139,000 at August 28, 2009 which compared to working capital of approximately $1,053,000 at August 29, 2008.

Our cash flow requirements during the first six months of fiscal 2010 were financed by our loan facility and an unsecured promissory note. Our combined net borrowings increased $1,451,000 to $4,250,000 at February 26, 2010 from $2,799,000 at August 28, 2009.  Our loan facility, amended and effective October 8, 2009, provides a maximum borrowing limit of $4,000,000.  As described in Note 8, the bank assigned our facility to a related party.  At February 26, 2010, the outstanding balance on the line of credit was at the maximum limit of $4,000,000, the balance on the unsecured promissory note was $250,000 and our cash balances primarily funded from loan advances were approximately $675,000, net of outstanding checks of approximately $197,000.

During the fourth quarter of fiscal 2008 and in fiscal 2009, we made reductions in headcount to bring the number of employees at August 28, 2009, to 63 compared to 91 at August 29, 2008, and reduced engineering consulting and other operating and overhead expenses.  Beginning in January 2009 and continuing to date, we reduced paid working hours Company-wide by approximately 10%.  During the first and second quarters of fiscal 2010, we made further reductions in headcount to bring the current number of employees to 50. During fiscal 2009, as well as to date in fiscal 2010, due to insufficient cash flow from operations and borrowing limitations under our loan facility, we negotiated extended payment terms with our two offshore vendors and have been extending other vendors well beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided.  In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed.  Any interruption of services or materials or initiation of legal means to collect balances owed would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

During the first six months of fiscal 2010 bookings were approximately $3.9 million and during fiscal 2009 bookings were $5.5 million.  These fiscal 2010 bookings and fiscal 2009 bookings, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

Our backlog scheduled to ship within eighteen months was approximately $5.0 million at February 26, 2010, compared to $4.3 million at August 28, 2009, and $5.9 million at February 27, 2009.  The total multi-year backlog at February 26, 2010 was approximately $6.2 million, compared to $6.8 million at August 28, 2009 and $9.7 million at February 27, 2009. Approximately $2.7 million of the February 26, 2010 backlog is scheduled to ship during the remainder of fiscal 2010.

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

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On February 17, 2010, we received notification from The Nasdaq Stock Market (“Nasdaq”) (the “Notification”), that as a result of the information presented at an appeal hearing held on January 13, 2010, the Panel granted our request to remain listed on Nasdaq subject to conditions stipulated in the Notification.  The Notification stipulated that on or before June 7, 2010 (the “Exception Deadline”), we are required to have stockholders’ equity of at least $2,500,000 and our common stock to maintain a minimum bid price of $1.00 per share for a period of ten consecutive trading days.  On April 8, 2010, we notified the Panel that based on our current level of existing backlog of orders scheduled to ship in our fiscal third quarter ending May 28, 2010, and our expected level of new shippable bookings for the third quarter, we do not expect that we will be able to comply with the Nasdaq requirements by the Exception Deadline.  As a result, we expect that the Panel would issue a final determination to delist the Company’s shares.  Delisting of our common stock by Nasdaq, would likely adversely affect the trading market for our common stock, as price quotations may not be as readily obtainable, which would likely have a material adverse effect on the market price of our common stock and could impact our ability to raise additional capital.

Note 2  Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 2 to our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended August 28, 2009.

Revenue Recognition
Our revenue recognition policies are in compliance with FASB Accounting Standards Codification (ASC) Topic 605 “Revenue Recognition.”  Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations.  Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue.  At February 26, 2010, deferred extended service maintenance revenues were $492,000 and deferred revenues related to the fair value of future performance obligations were $10,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2010 and into fiscal 2011.

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  For the three and six months ended February 26, 2010, no revenues were recorded as bill and hold transactions.  For the three and six months ended February 27, 2009, revenues in the amount of $2,172,000 and $2,269,000, respectively, were recorded as bill and hold transactions.

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

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share-Based Compensation
We account for share-based payments to employees, including grants of employee stock options, in accordance with ASC Topic 718, “Compensation-Stock Compensation” (ASC 718).  ASC 718 requires that these awards be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  For the three and six months ended February 26, 2010 and February 27, 2009, there was no stock-based compensation expense. No options were granted during the six months ended February 26, 2010.

Bank Overdrafts
Bank overdrafts consist of outstanding checks that have not cleared our bank.  Overdrafts are offset against cash balances to the extent that cash balances are available in the account on which the checks are issued.  Remaining balances of overdrafts are included in our accounts payable balances.  At February 26, 2010, outstanding checks in the amounts of $197,000 were offset against cash balances.

Fair Value of financial Instruments
The carrying amount of cash and other current assets and liabilities, such as accounts receivable and accounts payable as presented in the consolidated financial statements, approximates fair value based on the short-term nature of these instruments. We believe the carrying amounts of our line of credit and note payable borrowings approximate fair value because the interest rates at February 26, 2010, approximated market interest rates.

Fiscal Year
We use a fifty-two, fifty-three week year.  The fiscal year ends on the Friday closest to August 31.  Fiscal year 2010 contains fifty-three weeks while 2009 contains fifty-two weeks.

Note 3  Accounts Receivable
Accounts receivable are summarized as follows:

	February 26, 2010	August 28, 2009

Accounts receivable – trade	$1,456,095	$1,649,047
Other receivables	75,528	78,889
	1,531,623	1,727,936

Less allowance for doubtful accounts	(86,896)	(146,010)

Accounts receivable, net	$1,444,727	$1,581,926

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4  Inventories
Inventories are summarized as follows:

	February 26,	August 28,
	2010	2009

Raw material	$4,044,045	$4,430,492
Work-in-process	810,578	958,658
Finished goods	3,404,953	3,763,793
	8,259,576	9,152,943

Less inventory reserves	(4,609,130)	(4,689,357)

Inventories, net	$3,650,446	$4,463,586

Our inventory reserve of approximately $4,609,000 at February 26, 2010 is to provide for items that are potentially slow-moving, excess or obsolete.  During the first six months of fiscal 2010, inventory reserves were increased by provisions of $40,000 and reduced by writeoffs of approximately $120,000.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices.  No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should our sales efforts not be successful.

Note 5   Other Assets
Other assets consisted of the following:

	February 26, 2010
	Cost	Accumulated Amortization	Net
License agreements	$958,800	$(958,800)	$-
Patents and patent applications	356,229	(77,655)	278,574
Trademarks and trademark applications	82,820	(59,821)	22,999
Loan facility fees	25,000	(25,000)	-
Other	6,889	-	6,889
	$1,429,738	$(1,121,276)	$308,462

	August 28, 2009
	Cost	Accumulated Amortization	Net
License agreements	$958,800	$(953,384)	$5,416
Patents and patent applications	353,057	(66,799)	286,258
Trademarks and trademark applications	82,820	(54,159)	28,661
Loan facility fees	25,000	(16,667)	8,333
Other	6,889	-	6,889
	$1,426,566	$(1,091,009)	$335,557

Amortization expense of other assets for the three and six months ended February 26, 2010, amounted to $8,000 and $30,000, respectively.  Amortization expense of other assets for the three and six months ended February 27, 2009, amounted to $40,000 and $80,000, respectively.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We conduct an ongoing review of our intellectual property rights and potential trademarks.  As of February 26, 2010, we have cumulatively incurred $195,000 of legal fees related to the filing of applications for various patents and $1,000 related to the filing of trademarks.  Upon issuance, these legal costs will be amortized on a straight-line basis over the lesser of the legal life or the estimated useful lives of the patent or trademark.  If it becomes more likely than not that the patent application will not be granted, we will write-off the deferred cost at that time. At February 26, 2010, the cost of registered patents and trademarks amounted to $161,000 and $82,000, respectively.  Patents and trademarks are amortized over their estimated useful life of four to ten years.  License agreements are amortized over their estimated useful life of one to five years.  Loan facility fees are amortized over twelve months.

Note 6  Accrued Expenses
Accrued expenses consist of the following:

	February 26, 2010	August 28, 2009

Vacation	$532,176	$530,652
Payroll and related expenses	260,629	223,319
Royalties	190,148	161,247
Warranty	86,448	98,882
Taxes and insurance	105,202	154,035
Commissions	31,516	31,516
Professional fees	213,913	290,072
Interest	187,765	-
Other	97,822	34,202

	$1,705,619	$1,523,925

Accrued  Warranty
We warrant our products for a 12 to 14 month period beginning at the date of shipment.  The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer.  We expense costs for routine warranty repairs as incurred.  Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified.  For the six months ended February 26, 2010, no additional warranty provisions were made and $12,000 for satisfied warranty claims was charged to the accrual.  For the six months ended February 27, 2009, the warranty provisions were reduced by $130,000 for previously estimated provisions that were no longer required.

Note 7  Deferred Revenue
Deferred revenue consists of the unrecognized revenue portion of extended service maintenance contracts and fair value of revenue related to future performance obligations. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year.  At February 26, 2010, deferred extended service maintenance revenues were $492,000 and deferred revenues related to future performance obligations were $10,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2010 and into fiscal 2011.

Note  8  Finance Arrangements
Revolving Line of Credit and Term Loan Facility
Effective September 16, 2009, we entered into an Eleventh Amendment (“Amendment”) to the Loan and Security Agreement (the “Loan Agreement”) with Bank of America, N.A. (the “bank”). The Amendment extended the maturity date of our revolving line of credit and term loan facility (“loan facility”) with the bank to November 30, 2009 (previously September 30, 2009), reduced the maximum available credit limit to $4,000,000 (previously $5,000,000) and increased the interest rate to the bank’s prime rate plus two percent (previously the bank’s prime rate).  In addition, the Amendment allowed for over advances in excess of the existing availability collateral formula of up to $500,000 during the term of the loan facility.  The Amendment was subject to the bank receiving, on or before October 15, 2009, a fully executed asset purchase agreement or merger agreement satisfactory to the bank, in its reasonable business judgment, for the sale or merger of Wegener Corporation to or into a third-party purchaser; provided, however, the failure to provide such fully executed asset purchase or merger agreement to the bank on or before October 15, 2009 would have been an automatic Event of Default as defined and set forth in the Loan Agreement, and the bank would have all of its rights and remedies as provided for in the Loan Agreement without further notice.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.  At February 26, 2010, the outstanding balance on the revolving line of credit was at the maximum credit limit of $4,000,000.  At April 1, 2010, the outstanding balance on the line of credit remained at $4,000,000 and our cash balances were approximately $443,000, net of outstanding checks of approximately $193,000.

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

Note 9  Income Taxes
For the six months ended February 26, 2010, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance.  The valuation allowance increased $544,000 in the first six months of fiscal 2010.  At February 26, 2010, net deferred tax assets of $7,161,000 were fully reserved by a valuation allowance.

At February 26, 2010, we had a federal net operating loss carryforward of approximately $13,287,000, which expires beginning fiscal 2020 through fiscal 2030.  Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

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

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Share-Based Compensation Plans
2010 Incentive Plan.  On February 2, 2010, our stockholders approved the 2010 Incentive Plan (the “2010 Plan”).  The effective date of the 2010 Plan was January 1, 2010 and the 2010 Plan has a ten-year term.  The Plan provides for awards of up to an aggregate of 1,250,000 shares of common stock which may be represented by (i) incentive or nonqualified stock options, (ii) stock appreciation rights (tandem and free-standing), (iii) restricted stock, (iv) deferred stock, or (v) performance units entitling the holder, upon satisfaction of certain performance criteria, to awards of common stock or cash.  The maximum total number of shares of Restricted Stock, Deferred Stock and/or Performance Units that may be granted at full value shall not exceed 500,000 shares.  Eligible participants include officers and other key employees, non-employee directors, consultants and advisors to the Company.  The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights may not be less than 100% of the fair market value on the date of grant or, in the case of an option granted to a 10% or greater stockholder, not less than 110% of the fair market value on the date of grant.  The exercise price for any other option and stock appreciation rights shall be at least 100% of the fair market value on the date of grant.  The exercise period for nonqualified stock options may not exceed ten years and one day from the date of the grant, and the expiration period for incentive stock options or stock appreciation rights shall not exceed ten years from the date of the grant (five years for a 10% or greater stockholder).  No awards have been granted under the 2010 Plan.

The following table summarizes stock option transactions under the predecessor 1998 Incentive Plan, which expired and terminated effective December 31, 2007, for the six months ended February 26, 2010:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at August 28, 2009	731,375	$.63 – 2.50	$1.42
Forfeited or cancelled	(66,000)	2.31	2.31
Outstanding at February 26, 2010	665,375	$.63 – 2.50	$1.33
Available for issue at February 26, 2010	-	-	-
Options exercisable at
February 26, 2010	665,375	$.63 – 2.50	$1.33
August 28, 2009	731,375	$.63 – 2.50	$1.42

The key terms of the stock options granted under the 1998 incentive plan are included in the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2008.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 Earnings Per Share
The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net (loss) earnings per share computations.

	Three months ended
	February 26, 2010			February 27, 2009
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net (loss) earnings	$(521,744)			$8,247
Basic and diluted (loss) earnings per share:
Net (loss) earnings available to common shareholders	$(521,744)	12,647,051	$(0.04)	$8,247	12,647,051	$0.00

	Six months ended
	February 26, 2010			February 27, 2009
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net loss	$(1,512,153)			$(1,184,491)
Basic and diluted loss per share:
Net loss available to common shareholders	$(1,512,153)	12,647,051	$(0.12)	$(1,184,491)	12,647,051	$(0.09)

Stock options excluded from the diluted net (loss) earnings per share calculation due to their anti-dilutive effect are as follows:

	Three months ended		Six months ended
	February 26,	February 27,	February 26,	February 27,
	2010	2009	2010	2009
Common stock options:
Number of shares	665,375	766,375	665,375	766,375
Exercise price	$.63 to $2.50	$.63 to $2.50	$.63 to $2.50	$.63 to $2.50

Note 12 Segment Information and Significant Customers
In accordance with ASC Topic 280 “Segment Reporting,” we operate within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment the Company has three sources of revenues as follows:

	Three months ended		Six months ended
	February 26,	February 27,	February 26,	February 27,
	2010	2009	2010	2009
Product Line
Direct Broadcast Satellite	$2,265,012	$4,364,727	$4,061,522	$6,483,507
Analog and Custom Products	-	-	-	9,461
Service	86,134	146,397	207,409	340,934
	$2,351,146	$4,511,124	$4,268,931	$6,833,902

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concentration of products representing 10% or more of the respective periods’ revenues are as follows:

	Three months ended		Six months ended
	February 26, 2010	February 27, 2009	February 26, 2010	February 27, 2009

Product
iPump Media Servers	(a)	22.4%	20.9%	20.9%
Professional and broadcast receivers	15.6%	(a)	21.7%		(a)
Enterprise media receivers	14.7%	(a)	10.1%		(a)
Network control products	10.8%	13.5%	12.5%		(a)
Audio broadcast receivers	37.9%	13.3%	31.4%		(a)
Nielsen encoders	(a)	10.5%	(a)		(a)

(a) Revenues for the period were less than 10% of total revenues.

Products representing 10% or more of annual revenues are subject to fluctuations from quarter to quarter as new products and technologies are introduced, new product features and enhancements are added and as customers upgrade or expand their network operations.

Revenues by geographic area are as follows:

	Three months ended		Six months ended
	February 26, 2010	February 27, 2009	February 26, 2010	February 27, 2009
Geographic Area
United States	$1,774,469	$4,335,784	$3,489,525	$6,553,584
Latin America	34,118	88,788	59,875	181,897
Canada	22,948	1,870	24,558	11,752
Europe	512,310	83,932	611,877	85,586
Other	7,301	750	83,096	1,083
	$2,351,146	$4,511,124	$4,268,931	$6,833,902

All of the Company’s long-lived assets are located in the United States. Customers representing 10% or more of the respective periods’ revenues are as follows:

	Three months ended		Six months ended
	February 26, 2010	February 27, 2009	February 26, 2010	February 27, 2009
Customer 1	22.5%	(a)	22.8%	13.2%
Customer 2	17.5%	(a)	(a)	(a)
Customer 3	12.7%	(a)	(a)	(a)
Customer 4	10.2%	(a)	10.1%	(a)
Customer 5	(a)	47.6%	(a)	37.2%
Customer 6	(a)	11.6%	(a)	(a)

(a) Revenues for the period were less than 10% of total revenues.

Note 13  Commitments
We have one manufacturing and purchasing agreement for certain finished goods inventories. At February 26, 2010, outstanding purchase commitments under this agreement amounted to $575,000.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14  Guarantees and Indemnifications
Letters of Credit
We have from time to time provided standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements. At February 26, 2010, we had no letters of credit outstanding.

Financing Agreements
The Company guarantees the loan facility of WCI. The facility provides a maximum available credit limit of $4,000,000. At February 26, 2010, $4,000,000 was outstanding on the loan facility.

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

These risks are exacerbated by the recent crisis in national and international financial markets and global economic downturn, and we are unable to predict with certainty what long-term effect these developments will continue to have on our Company.  During 2008 and into 2009, the capital and credit markets experienced extended volatility and disruption.  We believe that these unprecedented developments have adversely affected our business, financial condition and results of operations in fiscal years 2008 and 2009 and into the first six months of fiscal 2010.

Forward-looking statements speak only as of the date the statement was made.  The Company does not undertake any obligation to update any forward-looking statements.

OVERVIEW

We design and manufacture satellite communications equipment through WCI, an international provider of digital video and audio solutions for broadcast television, radio, telco, private and cable networks. With over 30 years experience in optimizing point-to-multipoint multimedia distribution over satellite, fiber, and IP networks, WCI offers a comprehensive product line that handles the scheduling, management and delivery of media rich content to multiple devices, including video screens, computers and audio devices.  WCI focuses on long- and short-term strategies for bandwidth savings, dynamic advertising, live events and affiliate management.

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

Revenues for the three months ended February 26, 2010, decreased $2,160,000 or 47.9% to $2,351,000 from $4,511,000 for the same period in fiscal 2009.  Revenues for the six months ended February 25, 2010 decreased $2,565,000 or 37.5% to $4,269,000 from $6,834,000 for the same period in fiscal 2009. The operating results for the three and six months ended February 26, 2010 were a net loss of $(522,000) or $(0.04) per share and a net loss of $(1,512,000) or $(0.12) per share, respectively, compared to net earnings of $8,000 or less than $0.01 per share and a net loss of $(1,184,000) or $(0.09) per share, respectively, for the three and six months ended February 27, 2009.

Financial Position and Liquidity

At February 26, 2010, our primary source of liquidity was a $4,000,000 loan facility, which matures on April 7, 2011, and an unsecured promissory note in the amount of $250,000 which matures on May 31, 2010.  During the first six months of fiscal 2010, our line of credit and unsecured promissory note net outstanding borrowings increased $1,451,000 to $4,250,000 at February 26, 2010, from $2,799,000 at August 28, 2009.  At February 26, 2010, the outstanding balance on the line of credit was at the maximum credit limit of $4,000,000 and our cash balances primarily funded from loan advances were approximately $675,000, net of outstanding checks of approximately $197,000.  At April 1, 2010, the outstanding balance on the line of credit remained at $4,000,000 and our cash balances were approximately $443,000, net of outstanding checks of approximately $193,000.

During the first six months of fiscal 2010 bookings were approximately $3.9 million and during fiscal 2009 bookings were $5.5 million.  These fiscal 2010 bookings and fiscal 2009 bookings, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

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

Operating activities used $345,000 of cash and investing activities used $434,000 of cash, which consisted of capitalized software additions of $425,000, patent application expenditures of $3,000 and equipment additions of $6,000.  (See the Liquidity and Capital Resources section for further discussion.)

Current Developments

On December 9, 2009, we received a letter (the “December 9th Letter”) from The Nasdaq Stock Market (“Nasdaq”) indicating that the Company’s securities would be delisted from Nasdaq at the opening of business on December 16, 2009 and a Form 25-NSE would be filed with the Securities and Exchange Commission (the “Commission”) which would remove the Company’s securities from listing and registration on Nasdaq.  However, the December 9th Letter also indicated that an official appeal by the Company to the Nasdaq Hearing Panel (the “Panel”) would stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s determination.  On December 11, 2009, the Company officially filed an appeal with the Panel.

On February 17, 2010, the Company received notification from Nasdaq (the “Notification”), that as a result of the information presented by the Company at the appeal hearing held on January 13, 2010, the Panel granted the Company’s request to remain listed on Nasdaq subject to conditions stipulated in the Notification.

The Notification stipulated that on or before June 7, 2010 (the “Exception Deadline”), the Company is required to be compliant with Listing Rule 5550(b) which requires stockholders’ equity of at least $2,500,000 or the Company meeting the listing alternatives of (i) a market value of listed securities of $35 million, or (ii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. In addition, the Company is required to be compliant with Marketplace Rule 4320, (current Listing Rule 5550(a) (2)), which requires the Company’s common stock to maintain a minimum bid price of $1.00 per share. In order to regain such compliance, the Company’s common stock must maintain a minimum closing bid price of $1.00 per share for a period of ten consecutive trading days or beyond ten trading days at the determination of the Panel.

Should the Company not be able to meet both requirements by the Exception Deadline, the Panel would issue a final determination to delist the Company’s shares and would suspend trading on Nasdaq effective on the second business day from the date of the final determination.

The Company is required to notify the Panel of any significant events occurring prior to June 7, 2010, including, without limitation, any event that may call into question the Company’s historical financial information or that may impact the Company’s ability to maintain compliance with any Nasdaq listing requirement or the Exception Deadline.  The Panel reserved the right to reconsider their decision based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s common stock inadvisable or unwarranted.

On April 8, 2010, we notified the Panel that based on our current level of existing backlog of orders scheduled to ship in our fiscal third quarter ending May 28, 2010, and our expected level of new shippable bookings for the third quarter, we do not expect that we will be able to comply with Nasdaq Listing Rule 5550(b) by the Exception Deadline. Therefore, we do not expect to effect a reverse stock split of the Company’s issued and outstanding shares of common stock in order to regain compliance with the $1.00 minimum bid requirement of Listing Rule 5550(a) (2).  As a result, we expect that the Panel would issue a final determination to delist the Company’s shares. (See Part II, Item 1A. Risk Factors.)

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

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED FEBRUARY 26, 2010 COMPARED TO THREE AND SIX MONTHS ENDED FEBRUARY 27, 2009
The following table sets forth, for the periods indicated, the components of our results of operations as a percentage of sales:

	Three months ended		Six months ended
	February 26, 2010	February 27, 2009	February 26, 2010	February 27, 2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of products sold	70.0	65.9	73.5	68.4
Gross margin	30.0	34.1	26.5	31.6
Selling, general, and administrative	34.6	22.8	41.6	32.1
Research & development	12.2	10.4	15.5	15.8
Operating (loss) income	(16.8)	.9	(30.6)	(16.3)
Interest expense	(5.4)	(.7)	(4.8)	(1.0)
Net (loss) earnings	(22.2)%	.2%	(35.4)%	(17.3)%

The operating results for the three and six months ended February 26, 2010 were a net loss of $(522,000) or $(0.04) per share and a net loss of $(1,512,000) or $(0.12) per share, respectively, compared to net earnings of $8,000 or less than $0.01 per share and a net loss of $(1,184,000) or $(0.09) per share, respectively, for the three and six months ended February 27, 2009.

Revenues - Revenues for the three months ended February 26, 2010 decreased $2,160,000 or 47.9% to $2,351,000 from $4,511,000 for the same period in fiscal 2009.  Revenues for the six months ended February 26, 2010 decreased $2,565,000 or 37.5% to $4,269,000 from $6,834,000 for the same period in fiscal 2009.

Direct Broadcast Satellite (DBS) revenues (including service revenues) decreased $2,160,000 or 47.9% in the second quarter of fiscal 2010 to $2,351,000 from $4,511,000 in the same period of fiscal 2009.  For the six months ended February 26, 2010, DBS revenues decreased $2,555,000 or 37.4% to $4,269,000 from $6,824,000 for the six months ended February 27, 2009.  The decreases in revenues for the three and six months ended February 26, 2010, were due to a decrease in shippable bookings for the periods primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.  Fiscal 2010 second quarter and first six month revenues included continued shipments of Encompass LE2, our next generation business music audio receiver, to business music provider, Muzak LLC., Unity® 4600, Unity® 550 and Unity® 4650 receivers to Roberts Communications Network for network upgrades, shipments of our Unity® 550 for network upgrades to a faith based private network and shipments to MegaHertz for distribution of our products to the U.S. cable market. In addition, revenues included shipments of our Compel® network control system and Unity® 202 enterprise audio receivers to a new customer for upgrades to its existing background music network.  Fiscal 2009 second quarter and first six month revenues benefited from shipments of our iPump® 6420 media servers and Compel® network control software for Dial Global’s network expansion, and included continued shipments of Encompass LE2 to business music provider, Muzak LLC., and shipments to MegaHertz for distribution of our products to the U.S. cable market.

Our revenues and bookings are subject to the timing of significant orders from customers and new product introductions, and as a result revenue levels may fluctuate from quarter to quarter.  For the three months ended February 26, 2010, four customers accounted for 22.5%, 17.5%, 12.7% and 10.2% of revenues, respectively.  For the six months ended February 26, 2010, two of these customers accounted for 22.8% and 10.1% of revenues, respectively.  For the three months ended February 27, 2009, two customers accounted for 47.6% and 11.6% of revenues, respectively.  For the six months ended February 27, 2009, two customers accounted for 37.2% and 13.2% of revenues, respectively.  Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2010 and beyond.

Our backlog is comprised of undelivered, firm customer orders which are scheduled to ship within eighteen months.  The backlog was approximately $5.0 million at February 26, 2010, compared to $4.3 million at August 28, 2009, and $5.9 million at February 27, 2009.  Three customers accounted for approximately 64.6%, 13.1% and 7.9%, respectively, of the backlog at February 26, 2010.  The total multi-year backlog at February 26, 2010, was approximately $6.2 million compared to $6.8 million at August 28, 2009 and $9.7 million at February 27, 2009.

Gross Profit Margins - The Company's gross profit margin percentages were 30.0% and 26.5 % for the three and six month periods ended February 26, 2010, compared to 34.1% and 31.6 % for the three and six month periods ended February 27, 2009.  Gross profit margin dollars decreased $831,000 and $1,032,000, respectively, for the three and six months ended February 26, 2010, compared to the same periods in fiscal 2009.  The decreases in margin percentages and dollars for the three and six months ended February 27, 2009 were mainly due to the decrease in revenues which resulted in higher unit fixed costs. Profit margins in the second quarter and first six months of fiscal 2010 included inventory reserve charges of $25,000 and $40,000, respectively, compared to $215,000 and $230,000, respectively, for the same periods in fiscal 2009. Capitalized software amortization expenses included in cost of sales for the three and six months ended February 26, 2010, were $212,000 and $423,000, respectively, compared to $250,000 and $501,000, respectively, for the same periods in fiscal 2009. Profit margins in the second quarter and first six months of fiscal 2009 were favorable impacted by the reversal of an accrued warranty liability of $130,000 for previously estimated provisions that were no longer required.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses decreased $213,000, or 20.8%, to $813,000 for the three months ended February 26, 2010, from $1,026,000 for the three months ended February 27, 2009.  For the six months ended February 26, 2010, SG&A expenses decreased $421,000, or 19.2%, to $1,775,000 from $2,196,000 for the same period ended February 27, 2009.  Corporate SG&A expenses in the second quarter of fiscal 2010 decreased $2,000, or 1.3%, to $179,000 from $181,000 for the same period in fiscal 2009. For the six months ended February 26, 2010, corporate SG&A expenses decreased $114,000, or 26.3%, to $321,000 from $435,000 in the same period in fiscal 2009. The corporate SG&A decreases for the six months of fiscal 2010 were mainly due to lower professional fees and director compensation expense.  WCI’s SG&A expenses for the three months ended February 26, 2010 decreased $210,000, or 24.9%, to $635,000 from $845,000 and for the six months ended February 26, 2010, decreased $307,000, or 17.4%, to $1,454,000 from $1,761,000 compared to the same periods in fiscal 2009.  The decrease in WCI’s SG&A expenses for the three months ended February 26, 2010 was mainly due to decreases in (i) salaries and related payroll costs of $153,000 primarily due to a 10% reduction in Company-wide paid working hours beginning in January 2009 and reductions in headcount, (ii) general overhead costs of $61,000 due to elimination of 401k company matching expense and overall cost reduction efforts of overhead expenses and (iii) sales and marketing expenses of $8,000.  WCI’s SG&A expenses in the first six months of fiscal 2010 included approximately $171,000 of severance costs compared to approximately $12,000 in the same period of fiscal 2009.  The increase in SG&A severance costs of $159,000 were offset by decreases in (i) salaries and related payroll costs of $173,000 due to the reductions in headcount and paid working hours, (ii) sales and marketing expenses of $40,000, and (iii) general overhead costs of $108,000 due the cost reduction efforts, elimination of 401k company matching expense and reductions in loan origination fee amortization expense. These decreases were offset by an increase and bad debt provisions of $15,000.  As a percentage of revenues, SG&A expenses were 34.6% and 41.6% for the three and six month periods ended February 26, 2010, compared to 22.8% and 32.1% in the same periods in fiscal 2009.

Research and Development - Research and development (R&D) expenditures, including capitalized software development costs, were $499,000, or 21.2% of revenues, and $1,086,000, or 25.4% of revenues, for the three and six month periods ended February 26, 2010, compared to $756,000, or 16.7% of revenues, and $1,619,000, or 23.7%, of revenues, for the same periods in fiscal 2009.  The decreases in expenditures in the three and six months ended February 26, 2010, compared to the same periods of fiscal 2009, were mainly due to lower salaries, as a result of reduced head count and the 10% reduction in Company-wide paid working hours.  Capitalized software development costs amounted to $212,000 and $425,000 for the second quarter and first six months of fiscal 2010 compared to $285,000 and $539,000 for the same periods in fiscal 2009.  The decreases in capitalized software costs were related to completed projects and the reductions in headcount.  R&D expenses, excluding capitalized software expenditures, were $287,000, or 12.2% of revenues, and $661,000, or 15.5% of revenues, for the three and six months ended February 26, 2010, compared to $471,000, or 10.4% of revenues, and $1,080,000, or 15.8%, of revenues, in the same periods of fiscal 2009.  The decreases in expenses in the three and six month periods of fiscal 2010 compared to the same periods in fiscal 2009 were mainly due to the decrease in salaries.  We believe current staffing levels are adequate to accomplish research and development activities in fiscal 2010.  Should additional engineering resources be required in fiscal 2010, we believe engineering consulting services would be sufficiently available.

Interest Expense - Interest expense increased $96,000 to $128,000 for the three months ended February 26, 2010, from $32,000 for the three months ended February 27, 2009.  For the six months ended February 26, 2010, interest expense increased $135,000 to $206,000 from $71,000 for the same period ended February 27, 2009.  The increase was primarily due to the increase in our loan interest rate and an increase in the line of credit and unsecured promissory note outstanding balances, as further discussed in the Liquidity and Capital Resources section.

Income Tax Expenses - For the six months ended February 26, 2010, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance.  The valuation allowance increased $544,000 in the first six months of fiscal 2010.  At February 26, 2010, net deferred tax assets of $7,161,000 were fully reserved by a valuation allowance.  At February 26, 2010, we had a federal net operating loss carryforward of approximately $13,287,000, which expires beginning fiscal 2020 through fiscal 2030.  Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
SIX MONTHS ENDED FEBRUARY 26, 2010

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $19,464,000 at February 26, 2010.  We had a working capital deficit of approximately $2,497,000 at February 26, 2010 compared to a working capital deficit of $1,139,000 at August 28, 2009 which compared to working capital of approximately $1,053,000 at August 29, 2008.

Our cash flow requirements during the first six months of fiscal 2010 were financed by our loan facility and an unsecured promissory note. Our combined net borrowings increased $1,451,000 to $4,250,000 at February 26, 2010 from $2,799,000 at August 28, 2009.  Our loan facility, amended and effective October 8, 2009, provides a maximum borrowing limit of $4,000,000.  As described in Note 8, the bank assigned our facility to a related party.  At April 1, 2010, the outstanding balance on the line of credit remained at $4,000,000 and our cash balances were approximately $443,000, net of outstanding checks of approximately $193,000.

During the fourth quarter of fiscal 2008 and in fiscal 2009, we made reductions in headcount to bring the number of employees at August 28, 2009, to 63 compared to 91 at August 29, 2008, and reduced engineering consulting and other operating and overhead expenses.  Beginning in January 2009 and continuing to date, we reduced paid working hours Company-wide by approximately 10%.  During the first and second quarters of fiscal 2010, we made further reductions in headcount to bring the current number of employees to 50. During fiscal 2009, as well as to date in fiscal 2010, due to insufficient cash flow from operations and borrowing limitations under our loan facility, we negotiated extended payment terms with our two offshore vendors and have been extending other vendors well beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided.  In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials or initiation of legal means to collect balances owed would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

During the first six months of fiscal 2010 bookings were approximately $3.9 million and during fiscal 2009 bookings were $5.5 million.  These fiscal 2010 bookings and fiscal 2009 bookings, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

The backlog was approximately $5.0 million at February 26, 2010, compared to $4.3 million at August 28, 2009, and $5.9 million at February 27, 2009.  The total multi-year backlog at February 26, 2010, was approximately $6.2 million compared to $6.8 million at August 28, 2009 and $9.7 million at February 27, 2009.  Approximately $2.7 million of the February 26, 2010 backlog is scheduled to ship during fiscal 2010.

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

The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.  At February 26, 2010, the outstanding balance on the line of credit was at the maximum credit limit of $4,000,000.  At April 1, 2010, the outstanding balance on the line of credit remained at $4,000,000 and our cash balances were approximately $443,000, net of outstanding checks of approximately $193,000.

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

Cash Flows

During the first six months of fiscal 2010, operating activities used $345,000 of cash.  Net earnings adjusted for expense provisions and depreciation and amortization (before working capital changes) used $868,000 of cash.  Changes in accounts receivable, deferred revenue and customer deposit balances used $57,000 of cash. Changes in accounts payable and accrued expenses used $133,000 of cash, while changes in inventories and other assets provided $713,000 of cash.  Cash used by investing activities was $434,000, which consisted of capitalized software additions of $425,000, legal fees related to the filing of applications for various patents and trademarks of $3,000 and equipment additions of $6,000.  Financing activities provided $1,451,000 of cash from net line of credit borrowings.

We have one manufacturing and purchasing agreement for certain finished goods inventories. At February 26, 2010, outstanding purchase commitments under this agreement amounted to $575,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of the Company’s long-term contractual obligations as of February 26, 2010 consisted of:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014
Operating leases	$197,000	$38,000	$132,000	$27,000
Line of credit and note payable	4,250,000	4,250,000	-	-
Purchase commitments	575,000	575,000	-	-
Total	$5,022,000	$4,863,000	$132,000	$27,000

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgements.  These policies are as follows:

Revenue Recognition – Our revenue recognition policies are in compliance with ASC Topic 605 “Revenue Recognition.”  Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and when there are no significant future performance obligations.  Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue.  At February 26, 2010, deferred extended service maintenance revenues were $492,000 and deferred revenues related to the fair value of future performance obligations were $10,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2010 and into fiscal 2011.

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  For the three and six months ended February 26, 2010, no revenues were recorded as bill and hold transactions.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard cost, which approximates actual cost on a first-in, first-out basis) or market.  Inventories include the cost of raw materials, labor and manufacturing overhead.  We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value.  These reserves are to provide for items that are potentially slow-moving, excess or obsolete.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions.  At February 26, 2010, inventories, net of reserve provisions, amounted to $3,650,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility.  Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product.  Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs.  At February 26, 2010, capitalized software costs, net of accumulated amortization, amounted to $1,267,000.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized.  Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards.  At February 26, 2010, net deferred tax assets of $7,161,000 were fully reserved by a valuation allowance. For the six months ended February 26, 2010, the valuation allowance was increased by $544,000.

Accounts Receivable Valuation – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.  At February 26, 2010, accounts receivable, net of allowances for doubtful accounts, amounted to $1,445,000.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates during a portion of the first six months of fiscal 2010 related primarily to our revolving line of credit facility.  The interest rate on certain advances under the line of credit and term loan facility fluctuated with the bank’s prime rate and effective September 16, 2009 the bank’s prime rate plus 2.0% (bank’s prime rate 3.25% at August 28, 2009).  Effective October 8, 2009, the amended line of credit carried a fixed interest rate of 12.0% and an unsecured promissory note dated October 1, 2009, carried a fixed rate of interest of 8.0%.

ITEM 4.          CONTROLS AND PROCEDURES

Not applicable

ITEM 4T.        CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (February 26, 2010).  Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We may not have sufficient capital to continue as a going concern and our line of credit balance at February 26, 2010 has reached the maximum available credit limit of $4,000,000.

Bookings and revenues during fiscal 2009 and in fiscal 2010 to date were insufficient to provide adequate levels of cash flow from operations. As a result our line of credit borrowings have increased to the maximum available credit limit of $4,000,000.  Our near term liquidity and ability to continue as a going concern is dependent on our ability to collect our existing accounts receivable and to generate sufficient new orders and revenues in the near term to provide adequate cash flow from operations to pay our operating expenses.  Should increased revenues not materialize, we would need to further reduce operating costs to bring them in line with reduced revenue levels.  Should we be unable to achieve near term profitability and generate sufficient cash flow from operations and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or increase our borrowings. No assurances can be given that operating costs can be sufficiently reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern.  See also Note 1 to the Consolidated Financial Statements and “MD&A- Liquidity and Capital Rescources.”

We do not expect to be able to comply with the listing requirements of The Nasdaq Stock Market (“Nasdaq”) which would result in Nasdaq delisting our securities, which could limit investors’ ability to trade in our securities and our ability to raise additional capital.

On December 9, 2009, we received a letter (the “December 9th Letter”) from Nasdaq indicating that the Company’s securities would be delisted from Nasdaq at the opening of business on December 16, 2009 and a Form 25-NSE would be filed with the Securities and Exchange Commission (the “Commission”) which would remove the Company’s securities from listing and registration on Nasdaq.  However, the December 9th Letter also indicated that an official appeal by the Company to the Nasdaq Hearing Panel (the “Panel”) would stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s determination.  On December 11, 2009, the Company officially filed an appeal with the Panel.

On February 17, 2010, the Company received notification from Nasdaq (the “Notification”), that as a result of the information presented by the Company at the appeal hearing held on January 13, 2010, the Panel granted the Company’s request to remain listed on Nasdaq subject to conditions stipulated in the Notification.

The Notification stipulated that on or before June 7, 2010 (the “Exception Deadline”), the Company is required to be compliant with Listing Rule 5550(b) which requires stockholders’ equity of at least $2,500,000 or the Company meeting the listing alternatives of (i) a market value of listed securities of $35 million, or (ii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. In addition, the Company is required to be compliant with Marketplace Rule 4320, (current Listing Rule 5550(a) (2)), which requires the Company’s common stock to maintain a minimum bid price of $1.00 per share. In order to regain such compliance, the Company’s common stock must maintain a minimum closing bid price of $1.00 per share for a period of ten consecutive trading days or beyond ten trading days at the determination of the Panel.

Should the Company not be able to meet both requirements by the Exception Deadline, the Panel would issue a final determination to delist the Company’s shares and would suspend trading on Nasdaq effective on the second business day from the date of the final determination.

The Company is required to notify the Panel of any significant events occurring prior to June 7, 2010, including, without limitation, any event that may call into question the Company’s historical financial information or that may impact the Company’s ability to maintain compliance with any Nasdaq listing requirement or the Exception Deadline.  The Panel reserved the right to reconsider their decision based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s common stock inadvisable or unwarranted.

On April 8, 2010, we notified the Panel that based on our current level of existing backlog of orders scheduled to ship in our fiscal third quarter ending May 28, 2010, and our expected level of new shippable bookings for the third quarter, we do not expect that we will be able to comply with the Nasdaq requirements by the Exception Deadline.  As a result, we expect that the Panel would issue a final determination to delist the Company’s shares.

Delisting of our common stock by Nasdaq, would likely adversely affect the trading market for our common stock, as price quotations may not be as readily obtainable, which would likely have a material adverse effect on the market price of our common stock and the Company’s ability to raise additional  capital.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 2, 2010, the Annual Meeting of Shareholders was held and the shares present voted on the following matters:

(1.)
The shareholders approved the election of the following nominees to the Board of Directors to hold office until the 2013 annual meeting of stockholders or until their successors shall have been elected and qualified:

Stephen J. Lococo (Class III Director)
    6,315,287 votes for
       418,260 votes withheld
    5,506,265 broker non-votes

Thomas G. Elliot (Class III Director)
   6,489,108 votes for
      244,439 votes withheld
                                                                5,506,265 broker non-votes

(2.)	The Company’s 2010 Incentive Plan was approved with 5,803,835 votes for, 917,117 votes against, and 12,595 votes abstaining. Broker non-votes 5,506,265.

(3.)
An amendment to the Company’s Certificate of Incorporation allowing the Company to effect a reverse stock split of all the Company’s issued and outstanding shares of common stock at an exchange ratio between and including twelve-for-one and twenty-for-one was approved with 10,184,830 votes for, 2,037,333 votes against, and 17,649 votes abstaining.

(4.)
The appointment of BDO Seidman, LLP to serve as the Company’s independent registered public accounting firm for fiscal 2010 was ratified with 11,985,345 votes for, 211,474 votes against, and 42,993 votes abstaining.

ITEM 6.   EXHIBITS

The following documents are filed as exhibits to this report.  An asterisk identifies those exhibits previously filed and incorporated herein by reference.  For each such asterisked exhibit there is shown below the description of the prior filing.  Exhibits which are not required for this report are omitted.

Exhibit No.		Description of Exhibit

3.1	*	Certificate of Incorporation as amended through May 4, 1989. (1)

3.1.1	*	Amendment to Certificate of Incorporation. (2)

3.2	*	By-laws of the Company, as Amended and Restated May 17, 2006. (3)

10.1		2010 Incentive Plan

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 1989, as filed with the Commission on November 30, 1989.+
(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997, as filed with the Commission on June 30, 1997.+
(3)	Incorporated by reference to the Company's Current Report on Form 8-K, dated May 17, 2006, as filed with the Commission on May 22, 2006.+
+	SEC file No. 0-11003

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEGENER CORPORATION

(Registrant)

Date: April 12, 2010	By:	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 12, 2010	By:	/s/ James Traicoff
James Traicoff
Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)