Form 10-Q
period 2010-05-28
WEGENER CORP
filed 2010-07-12
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
   ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2010

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
          Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	12,647,051 Shares
Class	Outstanding at June 30, 2010

WEGENER CORPORATION
Form 10-Q For the Quarter Ended May 28, 2010

INDEX

PART I. Financial Information

Item 1.	Financial Statements

	Introduction	3

	Consolidated Statements of Operations
	(Unaudited) - Three and Nine Months Ended
	May 28, 2010 and May 29, 2009	4

	Consolidated Balance Sheets – May 28,
	2010 (Unaudited) and August 28, 2009	5

	Consolidated Statements of Shareholders' Equity
	(Unaudited) - Nine Months Ended May 28,
	2010 and May 29, 2009	6

	Consolidated Statements of Cash Flows
	(Unaudited) - Nine Months Ended May 28,
	2010 and May 29, 2009	7

	Notes to Consolidated Financial
	Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4T.	Controls and Procedures	26

PART II. Other Information

Item 1A.	Risk Factors	26
Item 6.	Exhibits	28
	Signatures	29

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Wegener™ Corporation (the “Company”, “we”, “our” or “us”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The consolidated balance sheet as of May 28, 2010; the consolidated statements of shareholders' equity as of May 28, 2010, and May 29, 2009; the consolidated statements of operations for the three and nine months ended May 28, 2010, and May 29, 2009; and the consolidated statements of cash flows for the nine months ended May 28, 2010, and May 29, 2009; have been prepared without audit.  The consolidated balance sheet as of August 28, 2009, has been audited by independent registered public accountants.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2009, File No. 0-11003.  These consolidated financial statements include the accounts of Wegener Communications, Inc. (WCI), our wholly-owned subsidiary.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods.  The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	May 28, 2010	May 29, 2009	May 28, 2010	May 29, 2009

Revenue, net	$2,075,276	$2,946,898	$6,344,207	$9,780,799

Operating costs and expenses
Cost of products sold	1,339,208	2,068,310	4,478,133	6,740,407
Selling, general and administrative	844,735	1,218,126	2,619,843	3,414,179
Research and development	251,527	513,835	912,647	1,593,677

Operating costs and expenses	2,435,470	3,800,271	8,010,623	11,748,263

Operating loss	(360,194)	(853,373)	(1,666,416)	(1,967,464)
Interest expense	(126,371)	(29,429)	(332,302)	(99,829)

Net loss	$(486,565)	$(882,802)	$(1,998,718)	$(2,067,293)

Net loss per share:
Basic and diluted	$(0.04)	$(0.07)	$(0.16)	$(0.16)

Shares used in per share calculation
Basic and diluted	12,647,051	12,647,051	12,647,051	12,647,051

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	May 28, 2010 (Unaudited)	August 28, 2009
Assets

Current assets
Cash	$589,059	$3,476
Accounts receivable, net	1,290,675	1,581,926
Inventories, net	3,421,628	4,463,586
Other current assets	176,850	171,676

Total current assets	5,478,212	6,220,664

Property and equipment, net	1,529,700	1,720,031
Capitalized software costs, net	1,267,587	1,265,445
Other assets, net	299,323	335,557

Total assets	$8,574,822	$9,541,697

Liabilities and Shareholders’ Equity

Current liabilities
Line of credit and note payable	$4,250,000	$2,799,088
Accounts payable	1,608,392	1,964,367
Accrued expenses	1,703,659	1,523,925
Deferred revenue	398,040	568,673
Customer deposits	431,757	503,952

Total current liabilities	8,391,848	7,360,005

Commitments and contingencies

Shareholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 12,647,051 shares issued and outstanding	126,471	126,471
Additional paid-in capital	20,006,702	20,006,702
Accumulated deficit	(19,950,199)	(17,951,481)

Total shareholders’ equity	182,974	2,181,692

Total liabilities and shareholders’ equity	$8,574,822	$9,541,697

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Balance at August 29, 2008	12,647,051	$126,471	$20,006,702	$(15,345,782)
Net loss for the nine months	-	-	-	(2,067,293)
BALANCE at May 29, 2009	12,647,051	$126,471	$20,006,702	$(17,413,075)

Balance at August 28, 2009	12,647,051	$126,471	$20,006,702	$(17,951,481)
Net loss for the nine months	-	-	-	(1,998,718)
BALANCE at May 28, 2010	12,647,051	$126,471	$20,006,702	$(19,950,199)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	May 28, 2010	May 29, 2009

Cash flows from operating activities
Net loss	$(1,998,718)	$(2,067,293)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	871,787	1,113,248
Increase in provision for bad debts	15,000	-
Increase in provision for inventory reserves	65,000	330,000
Decrease in provision for warranty reserves	-	(130,000)
Changes in assets and liabilities
Accounts receivable	276,251	1,059,098
Inventories	976,958	630,814
Other assets	(5,174)	10,633
Accounts payable	(355,975)	95,847
Accrued expenses	179,734	(161,215)
Deferred revenue	(170,633)	(255,673)
Customer deposits	(72,195)	(1,267,820)

Cash used for operating activities	(217,965)	(642,361)

Cash flows from investing activities
Property and equipment expenditures	(6,593)	(1,742)
Capitalized software additions	(637,598)	(785,366)
License agreement, patent, and trademark expenditures	(3,173)	(16,730)

Cash used for investing activities	(647,364)	(803,838)

Cash flows from financing activities
Net change in revolving line of credit	1,200,912	1,451,433
Proceeds from note payable	250,000	-

Cash provided by financing activities	1,450,912	1,451,433

Net increase in cash	585,583	5,234
Cash, beginning of period	3,476	8,023

Cash, end of period	$589,059	$13,257

Supplemental disclosure of cash flow information:
Cash paid during the nine months for:
Interest	$18,148	$100,145

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

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $19,950,000 at May 28, 2010.  We had a working capital deficit of approximately $2,914,000 at May 28, 2010 compared to a working capital deficit of $1,139,000 at August 28, 2009 which compared to working capital of approximately $1,053,000 at August 29, 2008.

Our cash flow requirements during the first nine months of fiscal 2010 were financed by our loan facility and an unsecured promissory note. Our combined net borrowings increased approximately $1,451,000 to $4,250,000 at May 28, 2010 from approximately $2,799,000 at August 28, 2009.  Our loan facility, amended and effective October 8, 2009, provides a maximum borrowing limit of $4,000,000.  As described in Note 8, the bank assigned our facility to a related party.  At May 28, 2010, the outstanding balance on the line of credit was at the maximum limit of $4,000,000, the balance on the unsecured promissory note was $250,000 and our cash balances were approximately $589,000.

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

During the first nine months of fiscal 2010 bookings were approximately $6.9 million and during fiscal 2009 bookings were approximately $5.5 million.  These fiscal 2010 bookings and fiscal 2009 bookings, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

Our backlog scheduled to ship within eighteen months was approximately $6.5 million at May 28, 2010, compared to approximately $4.3 million at August 28, 2009, and approximately $5.0 million at May 29, 2009.  The total multi-year backlog at May 28, 2010 was approximately $7.2 million, compared to approximately $6.8 million at August 28, 2009 and approximately $8.2 million at May 29, 2009.  Approximately $1.5 million of the May 28, 2010 backlog is scheduled to ship during the remainder of fiscal 2010.

Our bookings and revenues to date in fiscal 2010 and during fiscal 2009 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations.  In addition, significant fiscal 2010 shippable bookings are currently required to meet our quarterly financial and cash flow projections for the fourth quarter of fiscal 2010 and for fiscal 2011.

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

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On February 17, 2010, we received notification from The Nasdaq Stock Market (“Nasdaq”) (the “Notification”), that as a result of the information presented at an appeal hearing held on January 13, 2010, our request to remain listed on Nasdaq was granted subject to conditions stipulated in the Notification.  The Notification stipulated that on or before June 7, 2010 (the “Exception Deadline”), we were required to have stockholders’ equity of at least $2,500,000 and our common stock to maintain a minimum bid price of $1.00 per share for a period of ten consecutive trading days.  On April 8, 2010, we notified the Panel that based on our current level of existing backlog of orders scheduled to ship in our fiscal third quarter ending May 28, 2010, and our expected level of new shippable bookings for the third quarter, we did not expect that we would be able to comply with the Nasdaq requirements by the Exception Deadline.  On April 20, 2010, the Company received notification from Nasdaq, that the Panel had determined to delist the Company’s common stock shares. Nasdaq suspended trading of our common stock shares effective at the open of trading on April 22, 2010 and our common stock has not traded on NASDAQ since that time. As a result, on April 22, 2010, our common stock began trading on the over-the-counter market under the symbol WGNR.PK. On June 9, 2010, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting. The delisting became effective ten days after the filing of Form 25.

Note 2  Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 2 to our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended August 28, 2009.

Revenue Recognition
Our revenue recognition policies are in compliance with FASB Accounting Standards Codification (ASC) Topic 605 “Revenue Recognition.”  Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectability is reasonably assured, and there are no significant future performance obligations.  Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue.  At May 28, 2010, deferred extended service maintenance revenues were $388,000 and deferred revenues related to the fair value of future performance obligations were $10,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2010 and into fiscal 2011.

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  For the three and nine months ended May 28, 2010, no revenues were recorded as bill and hold transactions.  For the three and nine months ended May 29, 2009, revenues in the amount of $322,000 and $1,435,000, respectively, were recorded as bill and hold transactions.

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

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Share-Based Compensation
We account for share-based payments to employees, including grants of employee stock options, in accordance with ASC Topic 718, “Compensation-Stock Compensation” (ASC 718).  ASC 718 requires that these awards be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  For the three and nine months ended May 28, 2010 and May 29, 2009, there was no share-based compensation expense. No options were granted during the nine months ended May 28, 2010.

Fair Value of Financial Instruments
The carrying amount of cash and other current assets and liabilities, such as accounts receivable and accounts payable as presented in the consolidated financial statements, approximates fair value based on the short-term nature of these instruments. We believe the carrying amounts of our line of credit and note payable borrowings approximate fair value because the interest rates at May 28, 2010, approximated market interest rates.

Fiscal Year
We use a fifty-two, fifty-three week year.  The fiscal year ends on the Friday closest to August 31.  Fiscal year 2010 contains fifty-three weeks while 2009 contains fifty-two weeks.

Note 3  Accounts Receivable
Accounts receivable are summarized as follows:

	May 28, 2010	August 28, 2009

Accounts receivable – trade	$1,344,998	$1,649,047
Other receivables	30,045	78,889
	1,375,043	1,727,936

Less allowance for doubtful accounts	(84,368)	(146,010)

Accounts receivable, net	$1,290,675	$1,581,926

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 Inventories
Inventories are summarized as follows:

	May 28, 2010	August 28, 2009

Raw material	$3,959,774	$4,430,492
Work-in-process	773,240	958,658
Finished goods	3,315,204	3,763,793
	8,048,218	9,152,943

Less inventory reserves	(4,626,590)	(4,689,357)

Inventories, net	$3,421,628	$4,463,586

Our inventory reserve of approximately $4,627,000 at May 28, 2010 is to provide for items that are potentially slow-moving, excess or obsolete.  During the first nine months of fiscal 2010, inventory reserves were increased by provisions of $65,000 and reduced by write-offs of approximately $127,000.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices.  No estimate can be made of a range of amounts of loss from obsolescence that is reasonably possible should our sales efforts not be successful.

Note 5   Other Assets
Other assets consisted of the following:

	May 28, 2010
	Cost	Accumulated Amortization	Net
License agreements	$958,800	$(958,800)	$-
Patents and patent applications	356,229	(83,964)	272,265
Trademarks and trademark applications	82,820	(62,651)	20,169
Loan facility fees	25,000	(25,000)	-
Other	6,889	-	6,889
	$1,429,738	$(1,130,415)	$299,323

	August 28, 2009
	Cost	Accumulated Amortization	Net
License agreements	$958,800	$(953,384)	$5,416
Patents and patent applications	353,057	(66,799)	286,258
Trademarks and trademark applications	82,820	(54,159)	28,661
Loan facility fees	25,000	(16,667)	8,333
Other	6,889	-	6,889
	$1,426,566	$(1,091,009)	$335,557

Amortization expense of other assets for the three and nine months ended May 28, 2010, amounted to $9,000 and $39,000, respectively.  Amortization expense of other assets for the three and nine months ended May 29, 2009, amounted to $40,000 and $120,000, respectively.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We conduct an ongoing review of our intellectual property rights and potential trademarks.  As of May 28, 2010, we have cumulatively incurred $195,000 of legal fees related to the filing of applications for various patents and $1,000 related to the filing of trademarks.  Upon issuance, these legal costs will be amortized on a straight-line basis over the lesser of the legal life or the estimated useful lives of the patent or trademark.  If it becomes more likely than not that the patent application will not be granted, we will write-off the deferred cost at that time. At May 28, 2010, the cost of registered patents and trademarks amounted to $161,000 and $82,000, respectively.  Patents and trademarks are amortized over their estimated useful life of four to ten years.  License agreements are amortized over their estimated useful life of one to five years.  Loan facility fees are amortized over twelve months.

Note 6  Accrued Expenses
Accrued expenses consisted of the following:

	May 28, 2010	August 28, 2009

Vacation	$559,565	$530,652
Payroll and related expenses	111,741	223,319
Royalties	163,466	161,247
Warranty	86,448	98,882
Taxes and insurance	101,210	154,035
Commissions	23,413	31,516
Professional fees	217,238	290,072
Interest	314,154	-
Other	126,424	34,202
	$1,703,659	$1,523,925

Accrued Warranty
We warrant our products for a 12 to 14 month period beginning at the date of shipment.  The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer.  We expense costs for routine warranty repairs as incurred.  Additional provisions are made for non-routine warranty repairs based on estimated costs to repair at the point in time in which the warranty claim is identified.  For the nine months ended May 28, 2010, no additional warranty provisions were made and $12,000 for satisfied warranty claims was charged to the accrual.  For the nine months ended May 29, 2009, the warranty provisions were reduced by $130,000 for previously estimated provisions that were no longer required.

Note 7  Deferred Revenue
Deferred revenue consists of the unrecognized revenue portion of extended service maintenance contracts and fair value of revenue related to future performance obligations. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year.  At May 28, 2010, deferred extended service maintenance revenues were $388,000 and deferred revenues related to future performance obligations were $10,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2010 and into fiscal 2011.

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

The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.  At May 28, 2010, the outstanding balance on the revolving line of credit was at the maximum credit limit of $4,000,000.

The amended loan facility requires us to be in compliance with a solvency representation provision on the last day of our fourth quarter of fiscal 2010 (September 3, 2010). This representation requires us to be able to pay our debts as they become due, have sufficient capital to carry on our business and own property at a fair saleable value greater than the amount required to pay our debts.  In addition, we are required to retain certain executive officers and are precluded from paying dividends.  The Twelfth Amendment removed the minimum tangible net worth and minimum fixed coverage ratio annual debt covenant provisions.

On October 1, 2009, we entered into an unsecured promissory note with David E. Chymiak in the amount of two hundred and fifty thousand dollars ($250,000).  The loan bears interest at the rate of 8.0% per year and had an initial maturity date of October 31, 2009. The maturity date was subsequently extended to September 10, 2010.

David E. Chymiak is a beneficial owner of 8.8% of our outstanding common stock. The David E. Chymiak Trust, is controlled by Mr. Chymiak.

Note 9 Income Taxes
For the nine months ended May 28, 2010, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance.  The valuation allowance increased $720,000 in the first nine months of fiscal 2010.  At May 28, 2010, net deferred tax assets of $7,337,000 were fully reserved by a valuation allowance.

At May 28, 2010, we had a federal net operating loss carryforward of approximately $13,749,000, which expires beginning fiscal 2020 through fiscal 2030.  Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

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

Note 10 Share-Based Compensation Plans
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

The following table summarizes stock option transactions under the predecessor 1998 Incentive Plan, which expired and terminated effective December 31, 2007, for the nine months ended May 28, 2010:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at August 28, 2009	731,375	$.63 – 2.50	$1.42
Forfeited or cancelled	(66,000)	2.31	2.31
Outstanding at May 28, 2010	665,375	$.63 – 2.50	$1.33

Options exercisable at May 28, 2010	665,375	$.63 – 2.50	$1.33
August 28, 2009	731,375	$.63 – 2.50	$1.42

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

	Three months ended
	May 28, 2010			May 29, 2009
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net loss	$(486,565)			$(882,802)
Basic and diluted loss per share:
Net loss available to common shareholders	$(486,565)	12,647,051	$(0.04)	$(882,802)	12,647,051	$(0.07)

	Nine months ended
	May 28, 2010			May 29, 2009
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net loss	$(1,998,718)			$(2,067,293)
Basic and diluted loss per share:
Net loss available to common shareholders	$(1,998,718)	12,647,051	$(0.16)	$(2,067,293)	12,647,051	$(0.16)

Stock options excluded from the diluted net loss per share calculation due to their anti-dilutive effect are as follows:

	Three months ended		Nine months ended
	May 28,	May 29,	May 28,	May 29,
	2010	2009	2010	2009
Common stock options:
Number of shares	665,375	731,375	665,375	731,375
Exercise price	$.63 to $2.50	$.63 to $2.50	$.63 to $2.50	$.63 to $2.50

Note 12  Segment Information and Significant Customers
In accordance with ASC Topic 280 “Segment Reporting,” we operate within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment the Company has three sources of revenues as follows:

	Three months ended		Nine months ended
	May 28,	May 29,	May 28,	May 29,
	2010	2009	2010	2009
Product Line
Direct Broadcast Satellite	$1,980,649	$2,783,575	$6,042,171	$9,267,083
Analog and Custom Products	3,870	9,446	3,870	18,905
Service	90,757	153,877	298,166	494,811
	$2,075,276	$2,946,898	$6,344,207	$9,780,799

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concentration of products representing 10% or more of the respective periods’ revenues is as follows:

	Three months ended		Nine months ended
	May 28, 2010	May 29, 2009	May 28, 2010	May 29, 2009

Product
iPump Media Servers	10.8%	20.2%	(a )	14.9%
Professional and broadcast receivers	(a )	12.0%	14.8%	17.4%
Enterprise media receivers	(a )	10.9%	10.1%	12.9%
Audio broadcast receivers	28.7%	14.4%	30.5%	16.9%
Network control products	11.4%	14.4%	12.1%	16.6%

(a) Revenues for the period were less than 10% of total revenues.

Products representing 10% or more of annual revenues are subject to fluctuations from quarter to quarter as new products and technologies are introduced, new product features and enhancements are added and as customers upgrade or expand their network operations.

Revenues by geographic area are as follows:

	Three months ended		Nine months ended
	May 28, 2010	May 29, 2009	May 28, 2010	May 29, 2009
Geographic Area
United States	$1,829,100	$2,110,643	$5,318,626	$8,664,227
Latin America	45,232	636,330	105,107	818,228
Canada	20,113	9,662	44,670	21,414
Europe	106,633	188,477	718,509	274,064
Other	74,198	1,786	157,295	2,866
	$2,075,276	$2,946,898	$6,344,207	$9,780,799

All of the Company’s long-lived assets are located in the United States.

Customers representing 10% or more of the respective period’s revenues are as follows:

	Three months ended			Nine months ended
	May 28, 2010		May 29, 2009	May 28, 2010		May 29, 2009

Customer 1	24.7%		11.3%	(a	)	(a )
Customer 2	(a	)	11.6%	(a	)	10.3%
Customer 3	25.4%		17.0%	23.6%		14.3%
Customer 4	(a	)	12.9%	(a	)	10.8%
Customer 5	(a	)	(a)	(a	)	26.7%
Customer 6	(a	)	18.2%	(a	)	(a )

(a) Revenues for the period were less than 10% of total revenues.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13    Commitments
We have one manufacturing and purchasing agreement for certain finished goods inventories. At May 28, 2010, outstanding purchase commitments under this agreement amounted to $579,000.

Note 14    Guarantees and Indemnifications
Letters of Credit
We have from time to time provided standby letters of credit in the ordinary course of business to certain suppliers pursuant to manufacturing and purchasing agreements.  At May 28, 2010, we had no letters of credit outstanding.

Financing Agreements
The Company guarantees the loan facility of WCI.  The facility provides a maximum available credit limit of $4,000,000.  At May 28, 2010, $4,000,000 was outstanding on the loan facility.

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

WEGENER CORPORATION AND SUBSIDIARY

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

These risks are exacerbated by the recent crisis in national and international financial markets and global economic downturn, and we are unable to predict with certainty what long-term effect these developments will continue to have on our Company.  During 2008 and into 2009, the capital and credit markets experienced extended volatility and disruption.  We believe that these unprecedented developments have adversely affected our business, financial condition and results of operations in fiscal years 2008 and 2009 and into the first nine months of fiscal 2010.

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

Revenues for the three months ended May 28, 2010 decreased $872,000 or 29.6% to $2,075,000 from $2,947,000 for the three months ended May 29, 2009.  Revenues for the nine months ended May 28, 2010 decreased $3,437,000 or 35.1% to $6,344,000 from $9,781,000 for the nine months ended May 29, 2009.  Operating results for the three and nine month periods ended May 28, 2010, were a net loss of $(487,000) or $(0.04) per share and a net loss of $(1,999,000) or $(0.16) per share, respectively, compared to a net loss of $(883,000) or $(0.07) per share and a net loss of $(2,067,000) or $(0.16) per share for the same periods ended May 29, 2009.

Financial Position and Liquidity

At May 28, 2010, our primary source of liquidity was a $4,000,000 loan facility, which matures on April 7, 2011, and an unsecured promissory note in the amount of $250,000 which matures on September 10, 2010.  During the first nine months of fiscal 2010, our line of credit and unsecured promissory note net outstanding borrowings increased $1,451,000 to $4,250,000 at May 28, 2010, from $2,799,000 at August 28, 2009.  At May 28, 2010, the outstanding balance on the line of credit was at the maximum credit limit of $4,000,000 and our cash balances primarily funded from loan advances were approximately $589,000.  At July 2, 2010, the outstanding balance on the line of credit remained at $4,000,000 and our cash balances were approximately $621,000.

During the first nine months of fiscal 2010 bookings were approximately $6.9 million and during fiscal 2009 bookings were $5.5 million.  These fiscal 2010 bookings and fiscal 2009 bookings, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

Our bookings and revenues to date in fiscal 2010 and during fiscal 2009 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations.  In addition, significant fiscal 2010 shippable bookings are currently required to meet our quarterly financial and cash flow projections for the remainder of fiscal 2010 and for fiscal 2011.

Our near term liquidity and ability to continue as a going concern is dependent on our ability to timely collect our existing accounts receivable balances and to generate sufficient new orders and revenues in the near term to provide sufficient cash flow from operations to pay our operating expenses. Should increased revenues not materialize, we would need to further reduce operating costs to bring them in line with reduced revenue levels.  Should we be unable to achieve near term profitability and generate sufficient cash flow from operations and if we are unable to further reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond our existing loan facility. No assurances can be given that operating costs can be further reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern. If we are unable to continue as a going concern, we will likely be forced to seek protection under the federal bankruptcy law.  (See Note 1 to the Consolidated Financial Statements).

Operating activities used $218,000 of cash and investing activities used $647,000 of cash, which consisted of capitalized software additions of $638,000, patent application expenditures of $3,000 and equipment additions of $6,000 (See the Liquidity and Capital Resources section for further discussion).

Current Developments

On February 17, 2010, we received notification from The Nasdaq Stock Market (“Nasdaq”) (the “Notification”), that as a result of the information presented at an appeal hearing held on January 13, 2010, the Panel granted our request to remain listed on Nasdaq subject to conditions stipulated in the Notification.  The Notification stipulated that on or before June 7, 2010 (the “Exception Deadline”), we were required to have stockholders’ equity of at least $2,500,000 and our common stock to maintain a minimum bid price of $1.00 per share for a period of ten consecutive trading days.  On April 8, 2010, we notified the Panel that based on our current level of existing backlog of orders scheduled to ship in our fiscal third quarter ending May 28, 2010, and our expected level of new shippable bookings for the third quarter, we did not expect that we would be able to comply with the Nasdaq requirements by the Exception Deadline.  On April 20, 2010, the Company received notification from Nasdaq that the Panel had determined to delist the Company’s common stock shares. Nasdaq suspended trading of our common stock shares effective at the open of trading on April 22, 2010 and our common stock has not traded on NASDAQ since that time. As a result, on April 22, 2010, our common stock began trading on the over-the-counter market under the symbol WGNR.PK. On June 9, 2010, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting. The delisting becomes effective ten days after the filing of Form 25.

During the second quarter of fiscal 2007, the Board of Directors formed a committee of independent directors (the “committee”) to explore strategic and financial alternatives to enhance shareholder value.  We retained Near Earth LLC as our exclusive financial advisor in this evaluation process.  These strategic alternatives may include: (i) technology licensing agreements, (ii) product development and marketing arrangements, joint ventures or strategic partnerships, (iii) strategic acquisitions, mergers or other business combinations, or (iv) the merger or sale of all or part of the Company. On July 16, 2009, we entered into a non-binding letter of intent (the “LOI”) with Sencore, Inc. (“Sencore”), a portfolio company of The Riverside Company, a private equity firm, regarding a possible acquisition of Wegener Corporation by Sencore.  The exclusivity period set forth in the LOI expired September 13, 2009. Wegener Corporation’s Board of Directors unanimously voted to terminate the LOI and on September 17, 2009, officially notified Sencore of the termination. Effective October 8, 2009, based on its completion of a twelfth amendment to our revolving line of credit and term loan facility, Wegener Corporation’s Board of Directors voted to conclude the Strategic Alternatives review process and disband the Strategic Alternatives Committee of the Board. (See the Liquidity and Capital Recources section for further discussion.)

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MAY 28, 2010 COMPARED TO THREE AND NINE MONTHS ENDED MAY 29, 2009

The following table sets forth, for the periods indicated, the components of the results of operations as a percentage of sales:

	Three months ended		Nine months ended
	May 28, 2010	May 29, 2009	May 28, 2010	May 29, 2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of products sold	64.5	70.2	70.6	68.9
Gross margin	35.5	29.8	29.4	31.1
Selling, general, and administrative	40.7	41.3	41.3	34.9
Research & development	12.1	17.4	14.4	16.3
Operating loss	(17.3)	(28.9)	(26.3)	(20.1)
Interest expense	(6.1)	(1.0)	(5.2)	(1.0)
Net loss	(23.4)%	(29.9)%	(31.5)%	(21.1)%

The operating results for the three and nine month periods ended May 28, 2010, were a net loss of $(487,000) or $(0.04) per share and a net loss of $(1,999,000) or $(0.16) per share, respectively, compared to a net loss of $(883,000) or $(0.07) per share and a net loss of $(2,067,000) or $(0.16) per share for the same periods ended May 29, 2009.

Revenues - Revenues for the three months ended May 28, 2010 decreased $872,000 or 29.6% to $2,075,000 from $2,947,000 for the three months ended May 29, 2009.  Revenues for the nine months ended May 28, 2010 decreased $3,437,000 or 35.1% to $6,344,000 from $9,781,000 for the nine months ended May 29, 2009.

Direct Broadcast Satellite (DBS) revenues (including service revenues) decreased $866,000 or 29.5% in the third quarter of fiscal 2010 to $2,071,000 from $2,937,000 in the same period of fiscal 2009.  For the nine months ended May 28, 2010, DBS revenues decreased $3,422,000 or 35.1% to $6,340,000 from $9,762,000 for the nine months ended May 29, 2009.  The decreases in revenues for the three and nine months ended May 28, 2010, were due to a decrease in shippable bookings for the periods primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.  Fiscal 2010 third quarter and first nine month revenues included continued shipments of Encompass LE2, our next generation business music audio receiver, to business music provider, Muzak LLC., Unity® 4600, Unity® 550 and Unity® 4650 receivers to Roberts Communications Network for network upgrades, shipments of our Unity® 550 for network upgrades to a faith based private network and shipments to MegaHertz for distribution of our products to the U.S. cable market. In addition, revenues included shipments of our network control system and Unity® 202 enterprise audio receivers to a new customer for upgrades to its existing background music network and shipments of iPump® 6420 media servers and Compel® network control software for Educational Media Foundation’s network expansion.  Fiscal 2009 third quarter and first nine months revenues included SpoTTrac®  and NAVE IIc® encoders used to encode Nielsen Media Research identification tags into media for Nielsen program ratings; iPump® 6420 media servers and Compel® network control software for Comtelsat De Mexico’s network expansion; continued shipments of our new Encompass LE2, our next generation business music audio receiver, to business music provider, Muzak and shipments to MegaHertz for distribution of our products to the U.S. cable market.  In addition, revenues for the first nine months of fiscal 2009 included iPump® 6420 media servers and Compel® network control software for Dial Global’s network expansion.

Our revenues and bookings are subject to the timing of significant orders from customers and new product introductions, and as a result revenue levels may fluctuate from quarter to quarter.  For the three months ended May 28, 2010, two customers accounted for 25.4% and 24.7% of revenues, respectively.  For the nine months ended May 28, 2010, one of these customers accounted for 23.6% of revenues.  For the three months ended May 29, 2009, five customers accounted for 18.2%, 17.0%, 12.9%, 11.6% and 11.3% of revenues, respectively.  For the nine months ended May 29, 2009, three of these customers accounted for 14.3%, 10.8% and 10.3% of revenues, respectively and one other customer accounted for 26.7% of revenues.  Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout the remainder of fiscal 2010 and beyond.  Concentrations of revenue are likely to occur in any one or more of our products in any of our reporting periods. Product revenues are subject to fluctuations from quarter to quarter and year to year as new products and technologies are introduced, new product features and enhancements are added and as customers upgrade or expand their network operations (See note 12).

Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within 18 months.  WCI’s backlog was approximately $6.5 million at May 28, 2010, compared to $4.3 million at August 28, 2009, and $5.0 million at May 29, 2009. Two customers accounted for 48.2% and 32.4%, respectively, of the backlog at May 28, 2010. The total multi-year backlog at May 28, 2010, was approximately $7.2 million compared to $6.8 million at August 28, 2009 and $8.2 million at May 29, 2009.

Gross Profit Margins - The Company's gross profit margin percentages were 35.5% and 29.4% for the three and nine months ended May 28, 2010, compared to 29.8% and 31.1% for the same periods ended May 29, 2009. Gross profit margin dollars decreased $143,000 or 16.2% and $1,174,000 or 38.6% for the three and nine month periods ended May 28, 2010, respectively, compared to the same periods ended May 29, 2009.  The increase in the profit margin percentage in the third quarter of fiscal 2010 compared to the same period in fiscal 2009 was due to product mix while the decrease in the profit margin percentage in the first nine months of fiscal 2010 compared to the same period in fiscal 2009 was due to the decrease in revenues.  The decreases in margin dollars for the three and nine months ended May 28, 2010 were mainly due to the decrease in revenues which resulted in higher unit fixed costs.  Profit margins in the three and nine month periods of fiscal 2010 included capitalized software amortization expense of $213,000 and $635,000, respectively, compared to $237,000 and $738,000 for the same periods of fiscal 2009. Inventory reserve charges were $25,000 and $65,000 in the three and nine month periods of fiscal 2010, respectively, compared to $100,000 and $330,000 in the same periods of fiscal 2009.  Severance costs included in the three and nine month periods ended May 28, 2010, were none and $61,000, respectively, compared to $71,000 and $82,000, respectively, in the same periods of fiscal 2009.  Profit margins in the nine month period of fiscal 2009 were favorably impacted by a reversal of an accrued warranty liability of $130,000 for previously estimated warranty provisions that were no longer required.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses decreased $373,000 or 30.7% to $845,000 for the three months ended May 28, 2010, compared to $1,218,000 for the same period of fiscal 2009. For the nine months ended May 28, 2010, SG&A expenses decreased $794,000 or 23.3% to $2,620,000 compared to $3,414,000 for the same period of fiscal 2009. Corporate SG&A expenses in the third quarter of fiscal 2010 decreased $200,000, or 61.2%, to $127,000 compared to $327,000 for the same period in fiscal 2009. For the nine months ended May 28, 2010, corporate SG&A expenses decreased $314,000, or 41.2%, to $448,000 compared to $762,000 in the same period in fiscal 2009. The decreases in corporate SG&A expenses for the three and nine months were mainly due to lower professional fees and director compensation.  WCI’s SG&A expenses decreased $174,000, or 19.5%, to $718,000 from $891,000 and $480,000, or 18.1%, to $2,172,000 from $2,652,000 for the three and nine months ended May 28, 2010, compared to the same periods in fiscal 2009.  The decrease in WCI’s SG&A expenses for the three months ended May 28, 2010 was mainly due to decreases in (i) salaries and related payroll costs of $135,000 primarily due to reductions in headcount and (ii) general overhead costs of $83,000 due to elimination of 401k company matching expense and overall cost reduction efforts of overhead expenses which were offset by increases in sales and marketing expenses of $44,000 primarily related to increased travel expense.  WCI’s SG&A expenses in the first nine months of fiscal 2010 included approximately $171,000 of severance costs compared to approximately $62,000 in the same period of fiscal 2009.  The increase in SG&A severance costs of $109,000 were offset by decreases in (i) salaries and related payroll costs of $417,000 due to the reductions in headcount and a 10% reduction in Company-wide paid working hours beginning in January 2009, and (ii) general overhead costs of $183,000 due to the cost reduction efforts, elimination of 401k company matching expense and reductions in loan origination fee amortization expense. These decreases were offset by an increase in bad debt provisions of $15,000.  As a percentage of revenues, SG&A expenses were 40.7% and 41.3% for the three and nine month periods ended May 28, 2010, respectively, compared to 41.3% and 34.9% for the same periods in fiscal 2009.

Research and Development - Research and development (R&D) expenditures, including capitalized software development costs, were $465,000 or 22.4% of revenues, and $1,550,000 or 24.4% of revenues, for the three and nine month periods ended May 28, 2010, compared to $760,000 or 25.8% of revenues, and $2,379,000 or 24.3% of revenues, for the same periods of fiscal 2009.  The decreases in expenditures in the three and nine months ended May 28, 2010, compared to the same periods of fiscal 2009, were mainly due to lower salaries, as a result of reduced head count and the 10% reduction in Company-wide paid working hours.  Capitalized software development costs amounted to $213,000 and $638,000 for the third quarter and first nine months of fiscal 2010 compared to $246,000 and $785,000 for the same periods of fiscal 2009.  The decreases in capitalized software costs were primarily due to the reductions in headcount.  Research and development expenses, excluding capitalized software expenditures, were $252,000 or 12.1% of revenues, and $913,000 or 14.4% of revenues, for the three and nine months ended May 28, 2010, respectively, compared to $514,000 or 17.4% of revenues, and $1,594,000 or 16.3% of revenues, for the same periods of fiscal 2009.  The decreases in expenses in the three and nine month periods of fiscal 2010 compared to the same periods in fiscal 2009 were due to the decrease in salaries discussed above.

Interest Expense - Interest expense increased $96,000 to $126,000 for the three months ended May 28, 2010, compared to $30,000 for the three months ended May 29, 2009.  For the nine months ended May 28, 2010, interest expense increased $232,000 to $332,000 compared to $100,000 for the same period in fiscal 2009. The increase was primarily due to the increase in our loan interest rate and an increase in the line of credit and unsecured promissory note outstanding balances, as further discussed in the Liquidity and Capital Resources section.

Income Tax Expense – For the three and nine months ended May 28, 2010, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $720,000 in the first nine months of fiscal 2010.  At May 28, 2010, net deferred tax assets of $7,337,000 were fully reserved by a valuation allowance.  At May 28, 2010, we had a federal net operating loss carryforward of approximately $13,749,000, which expires beginning fiscal 2020 through fiscal 2030.  Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
NINE MONTHS ENDED MAY 28, 2010

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $19,950,000 at May 28, 2010.  We had a working capital deficit of approximately $2,914,000 at May 28, 2010 compared to a working capital deficit of $1,139,000 at August 28, 2009 which compared to working capital of approximately $1,053,000 at August 29, 2008.

Our cash flow requirements during the first nine months of fiscal 2010 were financed by our loan facility and an unsecured promissory note. Our combined net borrowings increased $1,451,000 to $4,250,000 at May 28, 2010 from $2,799,000 at August 28, 2009.  Our loan facility, amended and effective October 8, 2009, provides a maximum borrowing limit of $4,000,000.  As described in Note 8, the bank assigned our facility to a related party.

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

During the first nine months of fiscal 2010 bookings were approximately $6.9 million and during fiscal 2009 bookings were $5.5 million.  These fiscal 2010 bookings and fiscal 2009 bookings, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

Our backlog scheduled to ship within eighteen months was approximately $6.5 million at May 28, 2010, compared to $4.3 million at August 28, 2009, and $5.0 million at May 29, 2009.  The total multi-year backlog at May 28, 2010, was approximately $7.2 million compared to $6.8 million at August 28, 2009 and $8.2 million at May 29, 2009.  Approximately $1.5 million of the May 28, 2010 backlog is scheduled to ship during the remainder of fiscal 2010.

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

Financing Agreements

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

Among other things, the Twelfth Amendment provides a maximum loan limit of four million dollars (the “Loan Limit”), excluding any accrued unpaid interest.  The term of the Loan Agreement is eighteen (18) months beginning October 8, 2009 (“Original Term”), or upon demand in the event of default as provided by the Loan Agreement. The outstanding loan balance bears interest at the rate of twelve percent (12%) per annum.  The Twelfth Amendment automatically renews for successive twelve (12) month periods provided, however, the Trust may terminate the Loan Agreement by providing the Borrower ninety (90) days’ prior written notice of termination at any time beginning on or after ninety (90) days prior to the expiration of the Original Term. Principal and interest shall be payable upon the earlier of the maturity date, an event of default, or 90 days  following the date on which the Trust provides written notice to terminate the agreement.  All principal and interest shall be payable in U.S. dollars and/or such other good and valuable consideration as the parties may agree in good faith at the time payment is due.  The Twelfth Amendment removed collateral availability advance formula provisions which limited the maximum borrowing to the amount of available collateral and the 2.0% annual facility fee provision. In addition, it removed the minimum tangible net worth and minimum fixed coverage ratio annual debt covenant provisions. The Twelfth Amendment suspended the Loan Agreement’s solvency representation provision until the last day of our third quarter of fiscal 2010 (May 28, 2010).  On June 11, 2010, the Company and the Trust entered into a Thirteenth Amendment to the Loan Agreement. The Thirteenth Amendment further suspended the date of compliance for the solvency representation to the last day of our fiscal 2010 fourth quarter ending on September 3, 2010.  This representation requires the Company to be able to pay its debts as they become due, have sufficient capital to carry on its business and own property at a fair saleable value greater than the amount required to pay its debts.  No assurances may be given that we will be in compliance with the solvency provision by September 3, 2010.  In addition the Company is required to retain certain executive officers and is precluded from paying dividends.

The loan facility is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.  At May 28, 2010, the outstanding balance on the line of credit was at the maximum credit limit of $4,000,000.  At June 30, 2010, the outstanding balance on the line of credit remained at $4,000,000.

On October 1, 2009, we entered into an unsecured promissory note with David E. Chymiak in the amount of $250,000 (“Chymiak Promissory Note”).  The loan bears interest at the rate of 8.0% per year and had an initial maturity date of October 31, 2009. On November 17, 2009 the maturity date on the Chymiak Promissory Note was extended until November 30, 2009 and on November 30, 2009, was extended until May 31, 2010.  On June 11, 2010, the maturity date of the Chymiak Promissory Note was further extended until September 10, 2010.

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

Cash Flows

During the first nine months of fiscal 2010, operating activities used $218,000 of cash.  Net earnings adjusted for expense provisions and depreciation and amortization (before working capital changes) used $1,047,000 of cash.  Changes in accounts receivable, deferred revenue and customer deposit balances provided $33,000 of cash. Changes in accounts payable and accrued expenses used $176,000 of cash, while changes in inventories and other assets provided $972,000 of cash.  Cash used by investing activities was $647,000, which consisted of capitalized software additions of $638,000, legal fees related to the filing of applications for various patents and trademarks of $3,000 and equipment additions of $6,000.  Financing activities provided $1,201,000 of cash from net line of credit borrowings and $250,000 from proceeds of an unsecured promissory note.

We have one manufacturing and purchasing agreement for certain finished goods inventories. At May 28, 2010, outstanding purchase commitments under this agreement amounted to $579,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of the Company’s contractual obligations as of May 28, 2010 consisted of:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014
Operating leases	$177,000	$20,000	$130,000	$27,000
Line of credit and note payable	4,250,000	4,250,000	-	-
Purchase commitments	579,000	579,000	-	-
Total	$5,006,000	$4,849,000	$130,000	$27,000

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgments.  These policies are as follows:

Revenue Recognition – Our revenue recognition policies are in compliance with ASC Topic 605 “Revenue Recognition.”  Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectability is reasonably assured, and there are no significant future performance obligations.  Service revenues are recognized at the time of performance. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. The unrecognized revenue portion of maintenance contracts invoiced is recorded as deferred revenue.  At May 28, 2010, deferred extended service maintenance revenues were $388,000 and deferred revenues related to the fair value of future performance obligations were $10,000 and are expected to be recognized as revenue in varying amounts throughout the remainder of fiscal 2010 and into fiscal 2011.

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  For the three and nine months ended May 28, 2010, no revenues were recorded as bill and hold transactions.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard cost, which approximates actual cost on a first-in, first-out basis) or market.  Inventories include the cost of raw materials, labor and manufacturing overhead.  We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value.  These reserves are to provide for items that are potentially slow-moving, excess or obsolete.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions.  At May 28, 2010, inventories, net of reserve provisions, amounted to $3,422,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility.  Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product.  Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs.  At May 28, 2010, capitalized software costs, net of accumulated amortization, amounted to $1,268,000.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards if it is more likely than not that the tax benefits will be realized.  Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards.  At May 28, 2010, net deferred tax assets of $7,337,000 were fully reserved by a valuation allowance. For the nine months ended May 28, 2010, the valuation allowance was increased by $720,000.

Accounts Receivable Valuation – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.  At May 28, 2010, accounts receivable, net of allowances for doubtful accounts, amounted to $1,291,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates during a portion of the first nine months of fiscal 2010 related primarily to our revolving line of credit facility.  The interest rate on certain advances under the line of credit and term loan facility fluctuated with the bank’s prime rate and effective September 16, 2009 the bank’s prime rate plus 2.0% (bank’s prime rate 3.25% at August 28, 2009).  Effective October 8, 2009, the amended line of credit carried a fixed interest rate of 12.0% and an unsecured promissory note dated October 1, 2009, carried a fixed rate of interest of 8.0%.

ITEM 4T.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (May 28, 2010).  Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We may not have sufficient capital to continue as a going concern and our line of credit balance at May 28, 2010 has reached the maximum available credit limit of $4,000,000.

Bookings and revenues during fiscal 2009 and in fiscal 2010 to date were insufficient to provide adequate levels of cash flow from operations. As a result our line of credit borrowings have increased to the maximum available credit limit of $4,000,000.  Our near term liquidity and ability to continue as a going concern is dependent on our ability to collect our existing accounts receivable and to generate sufficient new orders and revenues in the near term to provide adequate cash flow from operations to pay our operating expenses.  Should increased revenues not materialize, we would need to further reduce operating costs to bring them in line with reduced revenue levels.  Should we be unable to achieve near term profitability and generate sufficient cash flow from operations and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or increase our borrowings. No assurances can be given that operating costs can be sufficiently reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern.  See also Note 1 to the Consolidated Financial Statements and “MD&A- Liquidity and Capital Resources.”

The Nasdaq Stock Market (“Nasdaq”) delisted our securities, which could limit investors’ ability to trade in our securities and our ability to raise additional capital.

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

The Notification stipulated that on or before June 7, 2010 (the “Exception Deadline”), the Company is required to be compliant with Listing Rule 5550(b) which requires stockholders’ equity of at least $2,500,000 or the Company meeting the listing alternatives of (i) a market value of listed securities of $35 million, or (ii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. In addition, the Company is required to be compliant with Marketplace Rule 4320 (current Listing Rule 5550(a) (2)), which requires the Company’s common stock to maintain a minimum bid price of $1.00 per share. In order to regain such compliance, the Company’s common stock must maintain a minimum closing bid price of $1.00 per share for a period of ten consecutive trading days or beyond ten trading days at the determination of the Panel.

The Company was required to notify the Panel of any significant events occurring prior to June 7, 2010, including, without limitation, any event that may call into question the Company’s historical financial information or that may impact the Company’s ability to maintain compliance with any Nasdaq listing requirement or the Exception Deadline.  The Panel reserved the right to reconsider their decision based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s common stock inadvisable or unwarranted.

On April 8, 2010, we notified the Panel that based on our current level of existing backlog of orders scheduled to ship in our fiscal third quarter ending May 28, 2010, and our expected level of new shippable bookings for the third quarter, we did not expect that we will be able to comply with the Nasdaq requirements by the Exception Deadline.  On April 20, 2010, the Company received notification from Nasdaq that the Panel had determined to delist the Company’s common stock. Nasdaq suspended trading of our common stock shares effective at the open of trading on April 22, 2010 and our common stock has not traded on NASDAQ since that time. As a result, on April 22, 2010, our common stock began trading on the over-the-counter market under the symbol WGNR.PK. On June 9, 2010, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting. The delisting became effective ten days after the filing of Form 25.

The delisting of our common stock by Nasdaq could adversely affect the trading market for our common stock, as price quotations may not be as readily obtainable, which would likely have a material adverse effect on the market price of our common stock and the Company’s ability to raise additional  capital.

ITEM 6.	EXHIBITS

The following documents are filed as exhibits to this report.  An asterisk identifies those exhibits previously filed and incorporated herein by reference.  For each such asterisked exhibit there is shown below the description of the prior filing.  Exhibits which are not required for this report are omitted.

Exhibit No.		Description of Exhibit

3.1	*	Certificate of Incorporation as amended through May 4, 1989. (1)

3.1.1	*	Amendment to Certificate of Incorporation. (2)

3.2	*	By-laws of the Company, as Amended and Restated May 17, 2006. (3)

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 1989, as filed with the Commission on November 30, 1989.+
(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997, as filed with the Commission on June 30, 1997.+
(3)	Incorporated by reference to the Company's Current Report on Form 8-K, dated May 17, 2006, as filed with the Commission on May 22, 2006.+
+	SEC file No. 0-11003

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEGENER CORPORATION

(Registrant)

Date: July 12, 2010	By:	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 12, 2010	By:	/s/ James Traicoff
James Traicoff
Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)