Form 10-K
period 2010-09-03
WEGENER CORP
filed 2010-11-15
CIK 715073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended September 3, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from__________________________to _______________________

Commission file No. 0-11003

WEGENER CORPORATION
 (Exact name of registrant as specified in its charter)
Delaware	81–0371341
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

11350 Technology Circle, Johns Creek, Georgia	30097-1502
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (770) 623-0096

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	Traded Over the Counter

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

Large Accelerated Filer ☐           Accelerated Filer ☐       Non-Accelerated Filer. ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒

As of February 26, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock held by non-affiliates was $1,622,766 based on the last sale price of the Common Stock as quoted on the NASDAQ Stock Market on such date.  (The officers and directors of the registrant, and owners of over 10% of the registrant’s common stock, are considered affiliates for purposes of this calculation.)

As of November 1, 2010, 12,647,051 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement pertaining to the 2011 Annual Meeting of Stockholders, only to the extent expressly so stated herein, are incorporated herein by reference into Part III.

WEGENER CORPORATION
FORM 10-K
YEAR ENDED SEPTEMBER 3, 2010
INDEX

PART I

PART I

ITEM 1.  BUSINESS

Wegener® Corporation, the Registrant, together with its subsidiary, is referred to herein as “we,” “our,” “us,” the “Company” or “Wegener.”

Wegener Corporation was formed in 1977 and is a Delaware corporation.  We conduct our continuing business through Wegener Communications, Inc. (WCI), a wholly-owned subsidiary.  WCI was formed in April 1978 and is a Georgia corporation.  WCI is an international provider of digital video and audio solutions for broadcast television, radio, telco, private and cable networks. With over 30 years experience in optimizing point-to-multipoint multimedia distribution over satellite, fiber, and IP networks, WCI offers a comprehensive product line that handles the scheduling, management and delivery of media rich content to multiple devices, including video screens, computers and audio devices.  WCI focuses on long and short-term strategies for bandwidth savings, dynamic advertising, live events and affiliate management.

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

Recent Developments

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

Net loss for the year ended September 3, 2010, was $(2,313,000) or $(0.18) per share, compared to a net loss of $(2,606,000) or $(0.21) per share for the year ended August 28, 2009, and net earnings of $383,000 or $0.03 per share for the year ended August 29, 2008.  Fiscal 2008 net earnings included a gain on sale of patents of $894,000. Revenues for fiscal 2010 decreased $3,734,000, or 29.5%, to $8,921,000 from $12,655,000 in fiscal 2009.

During the first, second, third and fourth quarters of fiscal 2010, bookings were approximately $1.8 million, $2.1 million, $3.0 million and $1.4 million, respectively. These fiscal 2010 bookings and fiscal 2011 bookings to date, as well as our fiscal 2009 bookings, were well below our expectations and internal forecasts primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

During the fourth quarter of fiscal 2008 and in fiscal 2009, we made reductions in headcount to bring the number of employees at August 28, 2009, to 63 compared to 91 at August 29, 2008, and reduced engineering consulting and other operating and overhead expenses.  Beginning in January 2009, we reduced paid working hours Company-wide by approximately 10%.  During the first and second quarters of fiscal 2010, we made further reductions in headcount to bring the current number of employees to 49.

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

WCI’s loan facility was amended effective October 8, 2009 and provided a maximum credit limit of $4,000,000, with interest charged at the rate of twelve percent (12%) per annum.  The term of the amended loan facility is eighteen (18) months beginning October 8, 2009, or upon demand in the event of default as provided by the loan facility.  Effective September 3, 2010, the maximum credit limit was increased to $4,250,000 and the annual interest rate was reduced to eight percent (8.0%) per annum.

Segment Information and Financial Information by Geographical Area

Segment information and financial information by geographical area contained in Note 13 to the consolidated financial statements contained in this report are incorporated herein by reference in response to this item.

MARKETS AND INDUSTRY OVERVIEW

The primary markets we serve are business and private networks, broadcast television and program originators, radio broadcasters, and headends.

Business/Private Networks

Business networks consist of corporations and enterprises distributing video, audio and/or data among their sites.  Private networks consist of networks that target video, audio and/or data to a select group of subscribers or viewers. Our equipment is currently used for a large percentage of the horse racing video distribution to off-track betting locations in the United States and Sweden.  We also have a strong presence in faith-based networks. We continue to expand our presence in digital signage networks, providing networked equipment to distribute and display information and advertisements dynamically to retail customers and employees.  Business and private network customers include Muzak LLC, The Church of Jesus Christ of Latter-Day Saints and Swedish ATG.  In addition, we work through third-party integrators, such as USSI, Satellite Store Link and Microspace to reach this market.

Business and private networks are interested in reducing bandwidth costs by utilizing IP infrastructure that they may have in place to distribute some of their programming terrestrially.  When the number of sites is large or there are live programs that are broadcast, then satellite is still the most effective means of distribution.  Many private and business networks are also interested in store-forward technology to reduce their satellite bandwidth usage and to localize their messaging on a site-by-site basis.  Digital signage is one of the largest growth areas within the business and private networks market.  Digital signage networks are those that display content in the front-office to educate consumers, advertise products and brand the environment.  Digital signage networks are also often used to educate employees.

Broadcast Television and Program Originators

Broadcast television consists of (1) broadcast networks (companies that distribute broadcast television channels nationally to their affiliates typically via satellite); and (2) broadcast stations (local stations which are typically affiliates of national broadcasters that distribute typically free-to-air television to local viewers).  Program originators consist of programmers that provide television programming to cable, DTH satellite (direct-to-home) and telecom companies for distribution to consumers.  Broadcast television and programmer customers include HDNet and ION Media.

Broadcast networks have launched high definition channels of all their primary broadcast channels and broadcast stations have launched high definition channels in most markets throughout the United States.  Broadcast networks continue to see their viewership eroded by program originators.

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

Headends

Headends consist of cable headends, telco headends and DTH satellite headends.  Cable headends consist of cable distribution companies, such as cable multiple system operators (MSOs) and other headends.  Telecom is comprised of telephony companies now offering television services to consumers.  They are launching video service offerings to compete with cable and DTH satellite companies, due to a decline in telephone subscribers and the ability to reduce subscriber churn.

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

There are four models of the iPump® that utilize file-based broadcasting technology.  The iPump® 6400 Professional Media Server is designed for broadcast television and private network customers.  The iPump® 6420 Audio Media Server is designed specifically to meet the needs of radio broadcasters.  The iPump® 562 and iPump® 525 Enterprise Media Servers are designed specifically for private network and enterprise applications, such as digital signage.  The iPump® 562 and iPump® 525 Media Servers support MPEG-4/h.264 video decoding for high definition and standard definition video. In addition the iPump® 562 supports Digital Video Broadcast (DVB)-S2 satellite demodulation.  The iPump® 525 is designed specifically to support terrestrial content distribution and control.

We are targeting all of our core markets for the iPump® product line.  Within these markets, applications for the iPump® products include: digital signage, corporate communications, training/education, time-zone shifting, regional advertising insertion, and news distribution.

Unity Receivers

The Unity® 552 is targeted to meet the needs of private and business television networks.  The Unity® 552 supports MPEG-2 and MPEG-4/h.264 video with high definition support and DVB-S and DVB-S2 demodulation.  By upgrading to MPEG-4/h.264 video and DVB-S2 modulation, network operators can reduce their bandwidth utilization by approximately half.  This allows them to launch additional services, reduce their expenses or convert to high definition video. The Unity® 551 utilizes MPEG-2 for video distribution and is also targeted for private and business television networks.

The Unity® 4600 receiver is a digital satellite receiver used primarily by program originators to distribute programming to cable and telecom headends.  It offers analog and digital outputs to support analog and digital headends.  DVB-S2 satellite demodulation support is available on the product.  Cable headends utilize the Unity® 4600 to support digital high definition television distribution.

The Unity® 4650 receiver is a digital receiver used primarily by broadcast television networks.  The Unity® 4650 receiver is a video and audio decoder that features MPEG-2 4:2:0 and 4:2:2 video for broadcast television network distribution.

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

Compel® option modules include Conditional Access, MediaPlan® Content Management (CM) and MediaPlan® i/o Ingest. Conditional Access utilizes a secure microprocessor in Unity® and iPump® receiver to deliver fast, secure conditional access to a network without the high cost of smart card systems.   Unity® satellite receivers and iPump® media servers are controlled by the Compel® Network Control System, so the markets for Compel® are the same as for iPump® and Unity® receivers.

The next generation of Compel® is the Compel® 2 network control system, which is currently under development.  Compel® 2 retains the features of the Compel® network control system while adding new features designed to enhance the user interface and simplify operations for dynamic media distribution. The control system has been streamlined by unifying many different screens and utilities within a single, user friendly, web-based graphical user interface. Using a web browser access, operators can control live and file-based media distribution networks from any web-enabled remote location.  Built upon a scalable open architecture, Compel® 2 also makes it easier for network administrators to limit access of employees or affiliates to only those features and functions their jobs require. New set-up features allow administrators to create classes of users that designate each user’s level of access.

CompelControl.com™ provides the operations available in Compel® 2 as a software as a service (SaaS) offering.  Customers can purchase rights to use Compel® 2 via the Internet on a monthly basis.  We are targeting smaller networks where the economics of the network could not support a Compel® purchase for the service.

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

MediaPlan® i/o is the media creation product for the iPump® network.  In traditional linear networks, network operators are required to compress the video, distribute it to remote locations and decompress it for broadcast, all within one or two seconds.  This requires the use of real-time encoders to compress the video and audio as it is sent to the receivers at the remote locations.  In file-based broadcasting networks, the paradigm changes and the process of video and audio compression, media distribution and decompression of the media for broadcast can be done at different times.  Network operators can prepare the media files containing the compressed video and audio ahead of airtime.  Additionally, they can distribute the media files any time before airing, so they can optimize the use of their bandwidth.  When it is time for the program to be broadcast, it merely needs to be played from the local hard drive on the iPump®, not transported through the network.  As the media creation tool, MediaPlan® i/o handles the first part of the process, the creation of media files containing compressed video and audio which will be sent to iPumps®.  The functions of MediaPlan are being integrated into Compel® 2 as options.

CompelConnect.com® is the newest offering for Compel® 2 control.  It transitions Compel® to a SaaS (software as a service) model, so users of CompelConnect.com® can access Compel® via the Internet and use it as needed.  Customers purchase bandwidth and rights to use Compel® on a monthly service basis, rather than purchasing Compel® 2 as an up-front capital expense.  This is targeted for users of Compel® 2 that have either a small number of sites or limited bandwidth requirements.

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

SMD Set Top Box

 Telecom operators use the SMD 515 Set Top Box (SMD) as the device in consumers’ homes to receive IPTV (internet protocol television) services.  It is currently integrated with Conklin-Intracom’s middleware and conditional access solution for use by multiple telcom operators in North America to provide premium IPTV services including high definition programming, video on demand and integrated personal video recording.

DTV Digital Stream Processors

The DTV Digital Stream Processor product line is designed for cable and telecom headends.   It allows them to integrate local off-air HD broadcast television channels and digital programs and easily insert them into their networks.  Our products provide for multiple signals to be inserted with one unit.  Models include DTV 720, DTV 742 and DTV 744.

Uplink Equipment

We offer our customers complete system solutions for video and audio distribution.  The complete system solution requires us to resell components, such as encoders, modulators and IP encapsulators from other manufacturers.

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

MARKET OPPORTUNITY

Growth opportunities are most significant in the technologies in which we have been making significant R&D investments, including file-based broadcasting technology, digital signage, IP terrestrial distribution and MPEG-4/h.264 technology and DVB-S2.  See “Research and Development” below.

We have completed shipments of file-based broadcasting networks, including iPump®, Compel® and MediaPlan®, in multiple applications, including digital signage, virtual channel generation and broadcast radio.  Some examples of iPump applications are described below.

A private network customer for digital signage and distance training is using the iPump® for both signage and training applications simultaneously.  The customer is using the iPump’s optional feature to generate two networks from a single unit.  A third output is streamed from the iPump over Ethernet to SMD Set-Tops.  Within a retail environment, the main output and the SMD are being used for advertising at the point of sale and in the electronics department by outputting high quality video advertisements to large video monitors.  Within eight months of deployment, the customer generated a positive return on equipment expenses through advertising revenue.  With this asset, the customer is also generating a back-room training center for its employees at each site, basically for free, since the advertisements are funding the network.  The customer can create customized training schedules at each location depending on the employees’ availability, or the employees can watch the materials on demand.

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

The digital signage market is still very fragmented and as the industry consolidates, there is increased opportunity for our products.  We have fielded multiple networks with over two thousand sites of digital signage into the banking sector.  Other sectors with fielded iPump® networks include retail and medical.

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

Another area of growth for us relates to the development of MPEG-4/h.264 video decoding and DVB-S2 satellite demodulation products (see “Research and Development” below for additional information).  The Unity® 552, iPump® 562 and iPump® 525 products offers MPEG-4/h.264 and/or DVB-S2 technology.  The MPEG-4/h.264 standard is the latest evolutionary step in video compression and DVB-S2 is the newest technology in satellite modulation.  The two technologies combined reduce the bandwidth requirements of satellite media distribution approximately in half.  This reduction in bandwidth requirements is significant, as bandwidth utilization is one of the largest operating costs for our customers.  This new technology can drive growth in two ways.  First, existing satellite operators can replace their existing equipment with new MPEG-4/h.264 and DVB-S2 capable equipment since they can justify the capital expense with the operational benefits of the transition.  Additionally, the lower operating expenses enable new business models to develop that could not be supported by the older technology’s cost structure.

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

Manufacturing and Suppliers; Sources and Availability of Raw Materials

During fiscal years 2010 and 2009, we used offshore manufacturers for a significant amount of our finished goods or component inventories.  An offshore manufacturer, with facilities located in Taiwan and the Peoples Republic of China, accounted for approximately 79% and 68% of inventory purchases in fiscal 2010 and fiscal 2009, respectively. Raw materials consist of passive electronic components, electronic circuit boards and fabricated sheet metal.  Approximately 20% of our raw materials are purchased directly from manufacturers and the other 80% are purchased from distributors.  Passive and active components include parts such as resistors, integrated circuits and diodes.  We use approximately ten distributors and two contract manufacturers to supply our electronic components.  We often use a single contract manufacturer or subcontractor to supply a total subassembly or turnkey solution for higher volume products.  Direct suppliers provide sheet metal, electronic circuit boards and other materials built to specifications.  We maintain relationships with approximately 20 direct suppliers.  Most of our materials are available from a number of different suppliers; however, certain components used in existing and future products are currently available from a single or a limited number of sources.  Although we believe that all single-source components currently are available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future.  Any disruption or termination of supply of certain single-source components or agreements with contract manufacturers could have an adverse effect on our business and results of operations.  Our manufacturing operations consist primarily of final assembly and testing of our products, utilizing technically trained personnel, electronic test equipment and proprietary test programs.

Intellectual Property

Currently, we hold five U.S patents and have two patent applications pending.  During the fourth quarter of fiscal 2008, we completed the sale of seven patents and patent applications to EPAX Consulting Limited Liability Company relating to product distinction, system architecture and IP networking for net proceeds of approximately $1,075,000 and recorded a gain of $894,000.  We retain a worldwide, non-exclusive, royalty-free license under the patents for use in both existing and future products.  A patent covering advanced receiver grouping techniques in Compel® expired on November 14, 2008.  In addition to the advanced grouping techniques, we believe Compel®, along with our MediaPlan® CM and MediaPlan® i/o modules, offers other significant features and functionalities for complex network control applications that provide us with an advantage over competitive control systems.  Compel®, which has been operational since 1989, will continue to be upgraded and enhanced.  The expiration of the Compel® patent has, to date, not had a material adverse effect on our business and results of operations.  However, no assurances may be given that a material adverse effect will not occur in the future (see Item 1A. “Risk Factors” section below).

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

           Although we believe that the patents and trademarks we own are of value, we believe that success in our industry will be dependent upon new product introductions, frequent product enhancements, and customer support and service.  However, we intend to protect our rights when, in our view, these rights are infringed upon. Additionally, we license certain analog audio processing technology to several manufacturing companies which generated royalty revenues of approximately $66,000 in fiscal 2008. No royalty revenues were recorded in fiscal 2010 and 2009 due to licensees no longer producing products using the analog audio processing technology.  We do not expect to receive future royalty revenues from our licensees.

As of September 3, 2010, we have entered into approximately six license agreements for utilization of various technologies. These agreements currently require royalty payments, or may require future royalties for products under development, none of which are expected to have a material adverse effect on our financial condition or results of operations.

Seasonal Variations in Business

There do not appear to be any seasonal variations in our business.

Working Capital Practices

Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) section of this report is incorporated herein by reference in response to this item.

Dependence upon a Limited Number of Customers

We sell to a variety of domestic and international customers on an open-unsecured account basis.  These customers principally operate in the cable television, broadcast, business music, private network and data communications industries.  Sales to Muzak and The Church of Jesus Christ of Latter-Day Saints accounted for approximately 22.8% and 10.7% of revenues in fiscal 2010, respectively.  Sales to Jones Radio Networks, Muzak and Mega Hertz accounted for approximately 21.9%, 18.1% and 10.7% of revenues in fiscal 2009, respectively.  Sales to Big Ten Network, Conklin-Intracom and Mega Hertz accounted for approximately 14.4%, 13.3% and 12.1% of revenues in fiscal 2008, respectively.  At September 3, 2010, four customers accounted for approximately 24.1%, 18.1%, 14.1% and 10.7%, respectively, of our accounts receivable. At August 28, 2009, three customers accounted for more than 50.1% of our accounts receivable.  Sales to a relatively small number of major customers have typically comprised a majority of our revenues.  This trend is expected to continue in fiscal 2011 and beyond. The loss of one or more of these customers would likely have, at least in the near term, a material adverse effect on our results of operations.

Backlog of Orders

Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within 18 months.  Our eighteen month backlog was approximately $5,972,000 at September 3, 2010, $4,316,000 at August 28, 2009, and $8,491,000 at August 29, 2008. Approximately $3,542,000 of the September 3, 2010, backlog is expected to ship during fiscal 2011. At September 3, 2010, two customers accounted for 87% of the eighteen month backlog and 88% of the backlog expected to ship during fiscal 2011.  Reference is hereby made to the information contained in MD&A, which is incorporated herein by reference in response to this item.

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

Headends

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

Broadcast Radio

Competition is currently limited to a few companies for our iPump® Media Server in the broadcast radio market.  Our solution includes Compel® Network Control and our full-featured iPump® 6420 Media Server.

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

Research and Development

Our research and development activities are designed to strengthen and enhance our existing products and systems and to develop new products and systems.  Our development strategy is to identify features, products and systems which are, or are expected to be, needed by a number of customers.  A major portion of the fiscal 2010 and 2009 research and development expenses were spent on product development of our iPump® 6420, iPump® 562, iPump® 525, Compel®, and Unity® 552 products.  WCI’s research and development expenses totaled $1,148,000 in fiscal 2010 and $1,962,000 in fiscal 2009.  Additional information contained in the “Products” and “Intellectual Property” sections above and in MD&A is incorporated herein by reference in response to this item.

Technological advances occur frequently in our industry and our product offerings must be upgraded with the advances to remain current with industry trends and attract potential customers.  During fiscal 2010, we invested in new technologies while they are still very innovative and of high value to customers.  During fiscal 2010, we invested in file-based broadcasting, digital signage, and network management.  We anticipate that we will continue to invest in these technologies in the coming years.

With our file-based broadcasting solutions, network operators can intersperse live broadcasts with files that are prepositioned on the receiver’s hard drive before they are played to air.  This allows operators to manage their bandwidth more closely and to regionalize their broadcasts to make them more relevant for each market.  Our iPump® products, in combination with Compel® and MediaPlan® control, provide advanced file-based broadcasting solutions for applications such as digital signage and broadcast radio.

The digital signage market requires products to integrate text and graphics onto the screen with video to aid in advertising, information distribution and branding.  Our iPump® and Compel® products had major additions to the digital signage offerings during fiscal 2010 to better serve the market.

Network control and management have long been a differentiator for our Unity® receivers and iPump® media servers.  Through fiscal 2010, we continued to invest in network control for our products, which allows customers to create dynamic environments with their receivers and to gain additional advertising revenue by regionalizing broadcasts and advertisements.  When network control is included in a file-based broadcasting network, it becomes a very complex operation to manage the media content and data files on media servers throughout the network.  It is imperative to customers that it is managed properly, as the content often has limited viewing rights, so it must be deleted when rights have expired or replaced by newer versions over time.  Network control and management products, such as Compel® and MediaPlan®, manage such operations.

During fiscal 2010, we launched CompelConnect.com service based on our new Compel 2 product, which was under development during fiscal 2010.

Employees

As of September 3, 2010, we had 49 full-time employees employed by WCI and no employees employed by Wegener Corporation.    No employees are parties to a collective bargaining agreement and we believe that employee relations are good.

Available Information

Our Web site is http://www.wegener.com.  Information contained on our Web site should not be considered incorporated by reference in this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, for purposes of section 401(b) of Regulation S-K, are as follows:

Name and Business Experience	Age	Office Held

C. Troy Woodbury, Jr. President and Chief Executive Officer of the Company and WCI since October 2009. Treasurer and Chief Financial Officer of the Company from June 1988 to October 2009 and Director since 1989. Treasurer and Chief Financial Officer of WCI from 1992 to October 2009. Senior Vice President of Finance of WCI from March 2002 to October 2009. Executive Vice President of WCI from July 1995 to March 2002. Chief Operating Officer of WCI from September 1992 to June 1998. Group Controller for Scientific-Atlanta, Inc. from March 1975 to June 1988.	63	President and Chief Executive Officer of the Company and WCI

James Traicoff Treasurer and Chief Financial Officer of the Company and WCI since October 2009. Controller of the Company and WCI from July 1988 to October 2009.	60	Treasurer and Chief Financial Officer of the Company and WCI

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

Our bookings and revenues during fiscal 2010 and to date in fiscal 2011 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations.  We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $20,265,000 at September 3, 2010.  We had a working capital deficit of approximately $3,248,000 at September 3, 2010 compared to a working capital deficit of approximately $1,139,000 at August 28, 2009.  Our ability to continue as a going concern will depend upon our ability to increase our bookings and revenues in the near term to attain profitable operations and to generate sufficient cash flow from operations. Should increased revenues not materialize, we are committed to further reducing operating costs to bring them in line with reduced revenue levels.  Should we be unable to achieve near term profitability and generate sufficient cash flow from operations and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or increase our borrowings. No assurances can be given that operating costs can be sufficiently reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern.  The audit reports relating to the Consolidated Financial Statements for the years ended September 3, 2010, August 28, 2009 and August 29, 2008 contain explanatory paragraphs regarding the Company’s ability to continue as a going concern.

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

Our fluctuations in bookings and revenues affect our cash flow from operations.  In addition, our credit facility imposes a maximum borrowing limit, requires compliance with debt representation, warranty and covenant provisions, and matures on April 7, 2011.

           Our cash collections from our accounts receivable are impacted by the timing and levels of our bookings and revenues.  Any shortfalls in such collections would require us to increase borrowings under our credit facility which has a maximum available credit limit of $4,250,000.  Our loan facility requires us to be in compliance with certain representations, warranties and covenants. Among which, we were required by September 3, 2010 to be in compliance with the solvency representation provision. This representation requires us to be able to pay our debts as they become due, have sufficient capital to carry on our business and own property at a fair saleable value greater than the amount required to pay our debts.  The solvency representation provision was subsequently extended to the last day of our second quarter in fiscal 2011 (March 4, 2011).  A breach of this or other restrictive provisions of the loan facility could result in a default on our indebtedness.  If a default occurs, any outstanding indebtedness, together with accrued interest, would be immediately due and payable, and the lender could proceed against our assets that secure that indebtedness. No assurances may be given that upon maturity (April 7, 2011) our loan facility will be renewed.  In the event the loan facility is not renewed, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan  There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

Our inability to pay vendors within normal trade payment terms could adversely impact our operations.

Our bookings and revenues during fiscal 2010, as well as to date in fiscal 2011, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations.  During fiscal 2010, as well as to date in fiscal 2011, due to insufficient cash flow from operations and borrowing limitations under our loan facility, we negotiated extended payment terms with our offshore vendor and have been extending other vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided.  In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed.  Any interruption of services or materials would likely have an adverse impact on our operations.

The Nasdaq Stock Market delisted our securities, which could limit investors’ ability to trade in our securities.

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

The Notification stipulated that on or before June 7, 2010 (the “Exception Deadline”), the Company would be required to be compliant with Listing Rule 5550(b) which required shareholders’ equity of at least $2,500,000 or the Company meeting the listing alternatives of (i) a market value of listed securities of $35 million, or (ii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. In addition, the Company was required to be compliant with Marketplace Rule 4320 (current Listing Rule 5550(a) (2)), which required the Company’s common stock to maintain a minimum bid price of $1.00 per share. In order to regain such compliance, the Company’s common stock must maintain a minimum closing bid price of $1.00 per share for a period of ten consecutive trading days or beyond ten trading days at the determination of the Panel.

The Company was required to notify the Panel of any significant events occurring prior to June 7, 2010, including, without limitation, any event that might call into question the Company’s historical financial information or that might impact the Company’s ability to maintain compliance with any Nasdaq listing requirement or the Exception Deadline.  The Panel reserved the right to reconsider their decision based on any event, condition or circumstance that existed or developed that would, in the opinion of the Panel, make continued listing of the Company’s common stock inadvisable or unwarranted.

On April 8, 2010, we notified the Panel that based on our current level of existing backlog of orders scheduled to ship in our fiscal third quarter ending May 28, 2010, and our expected level of new shippable bookings for the third quarter, we did not expect that we would be able to comply with the Nasdaq requirements by the Exception Deadline.  On April 20, 2010, the Company received notification from Nasdaq that the Panel had determined to delist the Company’s common stock. Nasdaq suspended trading of our common stock shares effective at the open of trading on April 22, 2010 and our common stock has not traded on NASDAQ since that time. As a result, on April 22, 2010, our common stock began trading over-the-counter under the symbol WGNR.PK. On June 9, 2010, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting. The delisting became effective ten days after the filing of Form 25.

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

Sales to a relatively small number of major customers have typically comprised a majority of our revenues, and that trend is expected to continue throughout fiscal 2011 and beyond. In fiscal 2010, two customers accounted for approximately 22.9% and 10.8% of revenues, respectively.  At September 3, 2010, two customers accounted for 87% of the eighteen month backlog and 88% of the backlog expected to ship during fiscal 2011.  In addition, recent disruptions in global economic and market conditions could result in decreases in demand for our products as the current tightening in credit in financial markets may adversely affect the ability of our major customers to obtain financing for significant purchases.  The loss of any significant customer or any reduction in orders by any significant customer would adversely affect our business and operating results and potentially our liquidity.

We rely on third-party subcontractors, certain suppliers and offshore manufacturers.

We use offshore manufacturers for a significant amount of finished goods or component inventories.  One offshore manufacturer accounted for approximately 79% and 68% of inventory purchases in fiscal 2010 and 2009, respectively.  Certain raw materials, video sub-components and licensed video processing technologies used in existing and future products are currently available from a single source or limited sources. Any disruption or termination of supply of certain single-source components or technologies, or interruption of supply from offshore manufacturers, would likely have a material adverse effect on our business and results of operations, at least in the near term.

Our intellectual property rights may be insufficient to protect our competitive position.  In addition, our pending or future intellectual property applications may not be issued.

We hold five U.S patents and nine active trademarks, such as Compel®, iPump®, Wegener® and Unity®. (see also “Intellectual Property” section above).  Currently we have two patent and two trademark applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent and trademark applications will be issued.  We also cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our executive, sales, engineering and administrative offices are located at 11350 Technology Circle, Johns Creek, Georgia 30097-1502.  This 40,000 square foot facility, which is located on a 4.7 acre site, was purchased by WCI in February 1987.  During August 1989, WCI purchased an additional 4.4 acres of adjacent property which remains undeveloped.  WCI also leases a 9,500 square foot manufacturing facility in Alpharetta, Georgia under a three year lease expiring in January 2013 with annual rents of approximately $62,000 in fiscal 2011, $64,000 in fiscal 2012 and $27,000 in fiscal 2013.  WCI's 40,000 square foot facility, including the 4.7 acre site on which the building is located, and 4.4 acres of adjacent land are pledged as collateral under our line of credit facility.

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

On June 1, 2006, a complaint substantially similar to the above described suit was filed by Rembrandt against Time Warner Cable (TWC) in the United States District Court for the Eastern District of Texas.  Wegener has not been named a party in the suit, but TWC has requested us (as well as other equipment vendors) to contribute a portion of the defense costs related to this matter as a result of the products that we and others have sold to TWC.  To date, we have not agreed to contribute to the payment of legal costs related to this case.

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

These actions have been consolidated into a multi-district action pending in the United States District Court for the District of Delaware.  On October 23, 2009, the Delaware District Court issued an Order dismissing eight of the substantive patent claims embodied in the consolidated action, as well as all counterclaims. The parties also have agreed to summary judgment of non-infringement on a remaining patent claim, but the grounds for such summary judgment have not yet been finalized. The Court subsequently asked each of the parties to the consolidated lawsuits to submit any motions for fees and costs with respect to one another by November 16, 2009.  Parties have submitted briefs on that issue, which has yet to be decided by the Court.   At this point, we are presently unable to assess the impact, if any, of this litigation on Wegener.

On October 4, 2010, a Second Amended Complaint was filed by Multimedia Patent Trust (“MPT”) against Fox News Networks, LLC (“Fox News”) and other parties in the United States District Court for the Southern District of California for patent infringement.  (The initial Complaint was filed on January 19, 2010).  The Second Amended Complaint asserts that Fox News has infringed upon certain MPT patents relating to video compression, encoding and decoding.  This litigation may be very expensive to defend and there could be significant financial exposure if MPT is successful in its claims. On November 3, 2010, however, Fox News wrote to Wegener, asking Wegener to fully indemnify, hold harmless and defend Fox News in connection with the litigation.  In its letter, Fox News states that it has identified Wegener as a vendor that provided Fox News with products and/or services relating to video compression.   Fox News states further that it believes that MPT’s claims give rise to indemnity obligations and other obligations for Wegener products obtained from Wegener by Fox News.  The November 3, 2010 letter asks Wegener to acknowledge such tender on or before November 24, 2010.  Wegener has not agreed to do so, nor has Wegener acknowledged or agreed that the specific claims against Fox by MPT give rise to such obligations on the part of Wegener. At this point, we are unable to assess the impact of this litigation, if any, on Wegener.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 22, 2010, our Common Stock began trading over-the-counter under the symbol WGNR.PK. Prior to April 22, 2010 our Common Stock traded on The NASDAQ Stock Market.  As of November 1, 2010, there were approximately 333 holders of record of Common Stock.  This number does not reflect beneficial ownership of shares held in nominee or “street” name.

The quarterly ranges of high and low sale prices for fiscal 2010 and 2009 were as follows:

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$.38	$.20	$1.10	$.32
Second Quarter	.29	.08	.54	.10
Third Quarter	.30	.10	.45	.15
Fourth Quarter	.15	.07	.38	.10

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

Recent Sales of Unregistered Securities

There were no unregistered sales of securities during the fiscal year ended September 3, 2010.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the five fiscal years ended September 3, 2010. The graph assumes that $100 was invested on September 2, 2005 in our common stock and each index and that all dividends were reinvested. We have not declared any cash dividends on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	9/2/05	9/1/06	8/31/07	8/29/08	8/28/09	9/3/10

Wegener Corporation	100.00	100.00	82.54	46.03	18.25	7.94
NASDAQ Composite	100.00	102.72	124.11	110.06	94.81	100.82
NASDAQ Telecommunications	100.00	101.86	142.10	122.80	103.52	104.15

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

Equity Compensation Plan Information

The following table summarizes information as of September 3, 2010, regarding our common stock reserved for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under the Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Security Holders	665,375	$1.33	1,250,000

Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	665,375	$1.33	1,250,000

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
 (in thousands, except per share amounts)

	September 3, 2010	August 28, 2009	August 29, 2008	August 31, 2007	September 1, 2006

Revenues, net	$8,921	$12,655	$21,494	$21,546	$20,388

Operating (loss) income (a)	(1,841)	(2,477)	540	(613)	(2,811)

Net (loss) earnings (a)	(2,313)	(2,606)	383	(753)	(2,883)

Net (loss) earnings per share
Basic	$(.18)	$(.21)	$.03	$(.06)	$(.23)
Diluted	$(.18)	$(.21)	$.03	$(.06)	$(.23)

Cash dividends paid per share (b)	-	-	-	-	-

Total assets	$8,362	$9,542	$13,213	$12,812	$11,128

Long-term obligations inclusive of current maturities	-	-	-	-	-

(a)	The year ended August 29, 2008 includes a fourth quarter gain on sale of patents of $894,000.

(b)	We have never paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Additionally, our line of credit precludes the payment of dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements are subject to the safe harbors created thereby.  Forward-looking statements may be identified by words such as "believes," "expects," "projects," "plans," "anticipates," and similar expressions, and include, for example, statements relating to expectations regarding  future sales, income and cash flows.  Forward-looking statements are based upon the Company’s current expectations and assumptions, which are subject to a number of risks and uncertainties including, but not limited to: the Company’s ability to continue as a going concern; customer acceptance and effectiveness of recently introduced products; development of additional business for the Company’s digital video and audio transmission product lines; effectiveness of the sales organization; the successful development and introduction of new products in the future; delays in the conversion by private and broadcast networks to next generation digital broadcast equipment; acceptance by various networks of standards for digital broadcasting; the Company’s liquidity position and capital resources; general market and industry conditions which may not improve during fiscal year 2011  and beyond; and success of the Company’s research and development efforts aimed at developing new products.  Additional potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, intellectual property disputes, performance issues with key suppliers and subcontractors, delays in product development and testing, availability of raw materials, new and existing well-capitalized competitors, and other risks and uncertainties detailed from time to time in the Company’s periodic Securities and Exchange Commission filings, including the Company’s most recent Annual Report on Form 10-K.  Such forward-looking statements are subject to risks, uncertainties and other factors and are subject to change at any time, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

These risks were exacerbated by the 2008 crisis in national and international financial markets and the resulting global economic downturn which is continuing into 2010, and we are unable to predict with certainty what long-term effects these developments will continue to have on our Company.  During 2008 and into 2009, the capital and credit markets experienced unprecedented levels of extended volatility and disruption.  We believe that these unprecedented developments adversely affected our business, financial condition and results of operations in fiscal years 2010 and 2009.

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

           We operate on a 52-53 week fiscal year.  The fiscal year ends on the Friday nearest to August 31.  Fiscal year 2010 contained fifty-three weeks while fiscal years 2009 and 2008 contained 52 weeks.  The additional week in fiscal 2010 did not have a material impact on our financial position as of September 3, 2010, or our results of operations and cash flows for the year then ended.  All references herein to 2010, 2009 and 2008, refer to the fiscal years ended September 3, 2010, August 28, 2009, and August 29, 2008, respectively.

Our fiscal 2010 revenues decreased $3,734,000, or 29.5%, to $8,921,000 from $12,655,000 in fiscal 2009.  Our net loss for fiscal 2010 was $(2,313,000) or $(0.18) per share compared to a net loss of $(2,606,000) or $(0.21) per share for fiscal 2009.

The accompanying Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.  The audit reports relating to the Consolidated Financial Statements for the years ended September 3, 2010, August 28, 2009 and August 29, 2008 contain explanatory paragraphs regarding the Company’s ability to continue as a going concern.

Current Financial Position and Liquidity

During the first, second, third and fourth quarters of fiscal 2010 bookings were approximately $1.8 million, $2.1 million, $3.0 million and $1.4 million, respectively. These fiscal 2010 bookings and fiscal 2011 bookings to date, as well as our fiscal 2009 bookings, were well below our expectations and internal forecasts primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

Our bookings and revenues during fiscal 2010 and to date have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our ability to continue as a going concern will depend upon our ability to increase our bookings and revenues in the near term to attain profitable operations and to generate sufficient cash flow from operations. Should increased revenues not materialize, we are committed to further reducing operating costs to bring them in line with reduced revenue levels.  Should we be unable to achieve near term profitability and generate sufficient cash flow from operations and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or increase our borrowings. No assurances can be given that operating costs can be sufficiently reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern. If we are unable to continue as a going concern, we will likely be forced to seek protection under the federal bankruptcy laws.  (See Note 1 to the Consolidated Financial Statements).

At September 3, 2010, our primary source of liquidity was a $4,250,000 loan facility, which matures on April 7, 2011.  During fiscal 2010, our line of credit net borrowings increased $1,051,000 to the outstanding balance of $3,850,000 at September 3, 2010 from $2,799,000 at August 28, 2009.  At November 1, 2010, the outstanding balance on the loan facility amounted to $4,100,000 and our cash balances were approximately $351,000.

Operating activities provided $71,000 of cash and investing activities used $895,000 of cash, which consisted of capitalized software additions of $848,000, equipment additions of $39,000 and $8,000 for license agreements and legal fees related to the filing of applications for various patents and trademarks.  (See the Liquidity and Capital Resources section for further discussion.)

Current Developments

We announced our new Digital Signage solution at the 2010 Digital Signage Expo in February 2010 and at InfoComm 2010 in June 2010. Our Digital Signage solution includes CompelConnect.com™ SaaS (software-as-a-service) network control and iPump® media players. It is designed to seamlessly scale from a pilot to a multi-site installation and provides signage creation tools to design and control video, graphic and text sequences, along with scheduling tools to maximize the use of local advertising, branding and emergency notifications.  Our digital signage products are targeted for use by advertising agencies, banks, corporate communications, private media networks, healthcare, houses of worship, retail and systems integrators for support of multiple clients, marketing zones and applications simultaneously.

At the 2010 National Association of Broadcasters (NAB) Convention in April 2010, we exhibited a number of innovative media localization solutions to promote the various ways file-based broadcasting tools can be used to enhance commercial and private media networks with local audio, graphic and video content. For broadcast television applications, we presented our next generation of solutions to increase advertising and branding opportunities for content providers.  Combining file-based workflows and standard broadcasting techniques for live video, we introduced methods to insert and overlay multimedia elements over live high definition (HD) or standard definition (SD) video on a network-wide scale which will allow content providers to customize national live feeds with static and moving text messages, transparent graphics overlays and local insertions of video.  Our basic configuration is an add-on to a standard satellite receiver network utilizing Compel® network control and iPump® 6400 media servers.  For radio broadcasting, we exhibited our and iPump® 6420 professional audio server which allows radio broadcasters new opportunities to combine file-based content with live broadcasts including, (i) ShowShifting™  which allows either affiliates or the network operator to specify when and how often specific syndication programs play and  (ii) MicroCasting™ - which provides remote affiliate stations with highly customized content while retaining all of the normal network features including: local ad insertion, local liners, downstream equipment cueing, and Radio Broadcast Data System (RBDS) data.  Our Compel® network control platform included refinements specifically designed for central-casting radio networks including supporting thousands of grouping options and combinations to assist dynamic content distribution to affiliates.  In addition we exhibited our media localization network control tool which included CompelConnect.com™ , a new software-as-a-service (SaaS) which provides management tools for content distribution, scheduling, playout control and continuous monitoring of iPump® media receivers/players. Using partitioned web access, clients have access to a full-featured remote Compel® network control system via the Internet.

On February 17, 2010, we received notification from The Nasdaq Stock Market (“Nasdaq”) (the “Notification”), that as a result of the information presented at an appeal hearing held on January 13, 2010, the Panel granted our request to remain listed on Nasdaq subject to conditions stipulated in the Notification.  The Notification stipulated that on or before June 7, 2010 (the “Exception Deadline”), we were required to have shareholders’ equity of at least $2,500,000 and our common stock to maintain a minimum bid price of $1.00 per share for a period of ten consecutive trading days.  On April 8, 2010, we notified the Panel that based on our current level of existing backlog of orders scheduled to ship in our fiscal third quarter ending May 28, 2010, and our expected level of new shippable bookings for the third quarter, we did not expect that we would be able to comply with the Nasdaq requirements by the Exception Deadline.  On April 20, 2010, the Company received notification from Nasdaq that the Panel had determined to delist the Company’s common stock shares. Nasdaq suspended trading of our common stock shares effective at the open of trading on April 22, 2010 and our common stock has not traded on NASDAQ since that time. As a result, on April 22, 2010, our common stock began trading over-the-counter under the symbol WGNR.PK. On June 9, 2010, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting. The delisting became effective ten days after the filing of Form 25.

During the second quarter of fiscal 2007, the Board of Directors formed a committee of independent directors to explore strategic and financial alternatives to enhance shareholder value.  We retained an outside financial advisor to assist us in this evaluation process.  The strategic alternatives included: (i) technology licensing agreements, (ii) product development and marketing arrangements, joint ventures or strategic partnerships, (iii) strategic acquisitions, mergers or other business combinations, or (iv) the merger or sale of all or part of the Company. On July 16, 2009, we entered into a non-binding letter of intent (the “LOI”) with Sencore, Inc. (“Sencore”), a portfolio company of The Riverside Company, a private equity firm, regarding a possible acquisition of Wegener Corporation by Sencore.  The exclusivity period set forth in the LOI expired September 13, 2009. Wegener Corporation’s Board of Directors unanimously voted to terminate the LOI and on September 17, 2009, officially notified Sencore of the termination. Effective October 8, 2009, based on its completion of a twelfth amendment to our revolving line of credit and term loan facility, Wegener Corporation’s Board of Directors voted to conclude the strategic alternatives review process and disband the committee. (See the Liquidity and Capital Rescources section for further discussion.)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations as a percentage of revenue:

	September 3, 2010	August 28, 2009	August 29, 2008
Revenues, net	100.0%	100.0%	100.0%
Cost of products sold	70.1	69.5	60.9
Gross margin	29.9	30.5	39.1
Selling, general, and administrative	37.7	34.5	25.8
Research and development	12.9	15.5	14.9
Gain on sale of patents	-	-	(4.2)
Operating (loss) income	(20.6)	(19.6)	2.5
Interest expense	(5.3)	(1.0)	(0.7)
Net (loss) earnings	(25.9)%	(20.6)%	1.8%

During the fourth quarter of fiscal 2008 and in fiscal 2009, we made reductions in headcount to bring the number of employees at August 28, 2009, to 63 compared to 91 at August 29, 2008, and reduced engineering consulting and other operating and overhead expenses.  Beginning in January 2009, we reduced paid working hours Company-wide by approximately 10%.  During the first and second quarters of fiscal 2010, we made further reductions in headcount to bring the current number of employees to 49.

Net loss for the year ended September 3, 2010, was $(2,313,000) or $(0.18) per share, compared to a net loss of $(2,606,000) or $(0.21) per share for the year ended August 28, 2009, and net earnings of $383,000 or $0.03 per share for the year ended August 29, 2008.  Fiscal 2008 net earnings included a gain on sale of patents of $894,000.

Revenues for fiscal 2010 decreased $3,734,000, or 29.5%, to $8,921,000 from $12,655,000 in fiscal 2009.  Direct Broadcast Satellite (DBS) revenues (including service revenues) in fiscal 2010 decreased $3,727,000, or 29.5%, to $8,904,000 from $12,631,000 in fiscal 2009.  The decrease in revenues in fiscal 2010 was due to a decrease in the volume of shippable bookings.  Our revenue levels are not subject to significant annual fluctuations in unit pricing.  Product volumes are driven by product mix of orders.  In addition, revenues and order backlog are subject to the timing of significant orders from customers, and as a result revenue levels may fluctuate on a quarterly and yearly basis.  Fiscal 2010 revenues included continued shipments of (i) Encompass LE2 to business music provider, Muzak LLC., (ii) Unity® 4600, Unity® 550 and Unity® 4650 receivers to Roberts Communications Network for network upgrades, (iii) shipments of our Unity® 550 for network upgrades to a faith-based private network and (iv) shipments of Compel® network control software, iPump® 6420 media servers and Unity® 4600 receivers  to BBC World Services for network upgrades.  In addition, revenues included shipments of our network control system and Unity® 202 enterprise audio receivers to a new international customer for upgrades to its existing background music network, shipments of iPump® 6420 media servers and Compel® network control software for Educational Media Foundation’s network expansion and continued shipments of our SpoTTrac® and NAVE IIc® encoders used to encode Nielsen Media Research identification tags into media for Nielsen program ratings.

Revenues for fiscal 2009 decreased $8,839,000, or 41.1%, to $12,655,000 from $21,494,000 in fiscal 2008.  Direct Broadcast Satellite (DBS) revenues (including service revenues) in fiscal 2009 decreased $8,834,000, or 41.2%, to $12,631,000 from $21,465,000 in fiscal 2008.  The decrease in revenues in fiscal 2009 was due to a decrease in the volume of shippable bookings.  Fiscal 2009 included revenues from shipments of (i) our iPump® 6420 media servers and Compel® network control software to Dial Global, Comtelsat De Mexico and to Educational Media Foundation for their network expansion, (ii) continued shipments of our Encompass LE2, our next generation business music audio receiver, to business music provider Muzak LLC, and (iii) our SpoTTrac® and NAVE IIc® encoders used to encode Nielsen Media Research identification tags into media for Nielsen program ratings.  In addition, shipments in fiscal 2009 continued to MegaHertz for distribution of our products to the U.S. cable market.

WCI's backlog of orders scheduled to ship within 18 months was $5,972,000 at September 3, 2010, $4,316,000 at August 28, 2009, and $8,491,000 at August 29, 2008.  The total multi-year backlog at September 3, 2010 was $6,100,000 compared to $6,800,000 at August 28, 2009. Approximately $3,542,000 of the September 3, 2010, backlog is expected to ship during fiscal 2011. At September 3, 2010, two customers accounted for 87% of the eighteen month backlog and 88% of the backlog expected to ship during fiscal 2011.

Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue.  In fiscal 2010, two customers accounted for approximately 22.9% and 10.8% of revenues, respectively.  (See Note 13 to the Consolidated Financial Statements, “Segment Information and Concentrations”.)  Future revenues are subject to the timing of significant orders from customers and are difficult to forecast.  As a result, we expect future revenue levels and operating results to continue to fluctuate from quarter to quarter.

International sales were $1,802,000 or 20.2% of revenues in fiscal 2010 compared to $1,595,000 or 12.6% of revenues in fiscal 2009, and $3,686,000 or 17.2% of revenues in fiscal 2008.  International shipments are generally project specific, and therefore revenues are subject to variations from year to year based on the timing of customer orders.  Additional financial information on geographic areas is provided in Note 13 to the consolidated financial statements.

Gross profit as a percent of sales was 29.9% in fiscal 2010 compared to 30.5% in fiscal 2009, and 39.1% in fiscal 2008.  Gross profit margin dollars decreased $1,187,000, or 30.8%, to $2,669,000 in fiscal 2010 from $3,856,000 in fiscal 2009.  Fiscal 2008 gross profit margin dollars amounted to $8,398,000.  Warranty provisions charged to cost of products sold were $50,000 in fiscal 2010, none in fiscal 2009 and $50,000 in fiscal 2008.  Profit margins in fiscal 2009 and 2008 were favorably impacted by the reversal of an accrued warranty liability of $130,000 and $310,000, respectively, for previously estimated warranty provisions that were no longer required.  Profit margins in fiscal 2010 and 2009 included inventory reserve charges of $90,000 and $630,000, respectively, to provide for slow-moving and excess inventory primarily associated with first generation digital products. No inventory provisions were recorded in fiscal 2008.  Capitalized software amortization expenses included in cost of products sold in fiscal 2010 were $850,000, compared to $949,000 in fiscal 2009 and $1,238,000 in fiscal 2008. Capitalized software amortization expenses in fiscal 2011 are expected to approximate fiscal 2010 expenses.

Selling, general, and administrative (SG&A) expenses decreased $1,009,000, or 23.1%, to $3,362,000 in fiscal 2010 from $4,371,000 in fiscal 2009.  As a percentage of revenues, SG&A expenses were 37.7% of revenues in fiscal 2010 and 34.5% in fiscal 2009. Corporate SG&A expenses in fiscal 2010 decreased $465,000, or 46.7%, to $531,000 from $996,000 in fiscal 2009.  The decrease was mainly due to lower professional fees and director compensation. WCI’s SG&A expenses decreased $544,000, or 16.1%, to $2,831,000 in fiscal 2010 from $3,375,000 in fiscal 2009.  WCI’s SG&A expenses in fiscal 2010 included approximately $171,000 of severance costs compared to approximately $62,000 in the same period of fiscal 2009.  The increase in SG&A severance costs of $109,000 were offset by decreases in (i) salaries and related payroll costs of $488,000 due to the reductions in headcount and a 10% reduction in company-wide paid working hours beginning in January 2009, (ii) general overhead costs of $214,000 due to the cost reduction efforts, elimination of 401(k) company matching expense and reductions in loan origination fee amortization expense , (iii) in-house commission expenses of $32,000, and (iv) professional fees of $25,000. These decreases were offset by an increase in bad debt provisions of $80,000 and increased sales and marketing expenses of $27,000.

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

Research and development expenditures, including capitalized software development costs, were $1,996,000 or 22.4% of revenues in fiscal 2010, $2,959,000 or 23.4% of revenues in fiscal 2009, and $4,427,000 or 20.6% of revenues in fiscal 2008.  The decrease in expenditures during fiscal 2010 compared to fiscal 2009 was mainly due to lower salaries as a result of reduced head count and the 10% reduction in company-wide paid working hours beginning in January 2009.  The decrease in expenditures during fiscal 2009 compared to fiscal 2008 was mainly due to lower salaries as a result of the reduced head count and the 10% reduction in company-wide paid working hours and lower consulting costs.  Software development costs totaling $848,000, $997,000, and $1,214,000 were capitalized during fiscal 2010, 2009 and 2008, respectively.  The decreases in capitalized software costs in fiscal 2010 compared to fiscal 2009 were primarily due to the reductions in headcount. The decreases in capitalized software costs in fiscal 2009 compared to fiscal 2008 were related to completed projects and the reductions in headcount and consulting costs.  Research and development expenses, excluding capitalized software development costs, were $1,148,000 or 12.9% of revenues in fiscal 2010, $1,962,000 or 15.5% of revenues in fiscal 2009, and $3,213,000 or 14.9% of revenues in fiscal 2008. We believe current staffing levels are adequate to accomplish research and development activities in fiscal 2011.  Should additional engineering resources be required in fiscal 2011, we believe engineering consulting services would be sufficiently available.

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

Interest expense was $472,000 in fiscal 2010 compared to $129,000 in fiscal 2009 and $159,000 in fiscal 2008.  The increase was primarily due to the increase in our loan interest rate and an increase in the line of credit outstanding balances and unsecured promissory note borrowings.  Effective September 3, 2010, the annual interest rate on the line of credit borrowings was reduced from 12% to 8%, as further discussed in the Liquidity and Capital Resources section.

              No income tax benefit was recorded for fiscal 2010 due to an increase in the deferred tax asset valuation allowance.  In fiscal 2010, the deferred tax asset increased $833,000 primarily due to an increase in the net operating loss carryforward. The increase in the deferred tax asset was offset by a corresponding increase in the valuation allowance.  In fiscal 2009, the deferred tax asset increased $938,000 primarily due to an increase in the net operating loss carryforward and provision for inventory reserves, and decreased $199,000 due to the expiration of state income tax credits. The net increase of $739,000 in the deferred tax asset was offset by a corresponding increase in the valuation allowance.  No income tax expense was recorded for fiscal 2008, due to utilization of net operating loss and alternative minimum tax credit carryforwards.  At September 3, 2010, net deferred tax assets of $7,450,000 were fully reserved by a valuation allowance.

A valuation allowance is established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized.  A review of all available positive and negative evidence must be considered in judging the likelihood of realizing tax benefits.  Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.  Cumulative losses are one of the most difficult pieces of negative evidence to overcome in the absence of sufficient existing orders and backlog (versus forecasted future orders) supporting a return to profitability. Additional orders and backlog are currently needed for profitability in fiscal 2011.  Our assessment indicated that a full valuation allowance for our net deferred tax assets was required as of September 3, 2010 and August 28, 2009.

           At September 3, 2010, we had a federal net operating loss carryforward of $14,219,000, of which $1,438,000 expires in fiscal 2021, $1,296,000 in fiscal 2023, $3,396,000 in fiscal 2024, $1,454,000 in fiscal 2025, $1,755,000 in fiscal 2026, $265,000 in fiscal 2027, $2,221,000 in fiscal 2029 and $2,394,000 in fiscal 2030.  Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $20,265,000 at September 3, 2010 and raised substantial doubt as to our ability to continue as a going concern.  We had a working capital deficit of approximately $3,248,000 at September 3, 2010 compared to a working capital deficit of $1,139,000 at August 28, 2009 which compared to working capital of approximately $1,053,000 at August 29, 2008.

Our cash flow requirements during fiscal 2010 were financed primarily by our loan facility. During fiscal 2010, our net borrowings under our loan facility increased $1,051,000 to $3,850,000 at September 3, 2010.

During the fourth quarter of fiscal 2008 and in fiscal 2009, we made reductions in headcount to bring the number of employees at August 28, 2009, to 63 compared to 91 at August 29, 2008, and reduced engineering consulting and other operating and overhead expenses.  Beginning in January 2009 and continuing through out fiscal 2010, we reduced paid working hours Company-wide by approximately 10%.  During the first and second quarters of fiscal 2010, we made further reductions in headcount to bring the current number of employees to 49.   During fiscal 2009 and fiscal 2010, as well as to date in fiscal 2011, due to insufficient cash flow from operations and a maximum borrowing limit under our loan facility, we negotiated extended payment terms with our two offshore vendors and have been extending other vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided.  In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations.

During the first, second, third and fourth quarters of fiscal 2010 bookings were approximately $1.8 million, $2.1 million, $3.0 million and $1.4 million, respectively. Fiscal 2009 bookings were approximately $5.5 million. These fiscal 2010 bookings and fiscal 2009 bookings, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

 Our backlog scheduled to ship within eighteen months was approximately $6.0 million at September 3, 2010, compared to $4.3 million at August 28, 2009.  The total multi-year backlog at September 3, 2010, was approximately $6.1 million, compared to $6.8 million at August 28, 2009.  Approximately $3.5 million of the September 3, 2010 backlog is scheduled to ship during fiscal 2011.

Our bookings and revenues during fiscal 2010, as well as to date in fiscal 2011, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations.  In addition, significant fiscal 2011 shippable bookings are currently required to meet our financial and cash flow projections beginning in the first quarter of fiscal 2011 and continuing for each subsequent quarter.  We currently estimate that, depending on product mix, break-even revenue levels range from approximately $13.0 million to $13.5 million on an annual basis.

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

On October 8, 2009, the Bank assigned its rights (the “Assignment”) under the Loan Agreement to The David E. Chymiak Trust Dated December 15, 1999 (the “Trust”).  David E Chymiak is a beneficial owner of 8.8% of our outstanding common stock.  The David E. Chymiak Trust Dated December 15, 1999, is controlled by Mr. Chymiak.  Immediately before becoming such assignee, the Trust entered into a twelfth amendment to the Loan Agreement, dated October 8, 2009 (the “Twelfth Amendment”) which became effective immediately upon the consummation of the Assignment.  Accordingly, by virtue of the Assignment, the Trust succeeded to all the rights and obligations of the Bank under the Loan Agreement, except as otherwise provided in the Twelfth Amendment. In connection with the Assignment, the Trust paid a total of $2,941,000 to the Bank amounting to all amounts we owed to the Bank.  Therefore, we no longer have a lending relationship with the Bank. (See Note 9 to the Consolidated Financial Statements).

Among other things, the Twelfth Amendment provided a maximum loan limit of four million dollars (the “Loan Limit”), excluding any accrued unpaid interest and bore interest at the rate of twelve percent (12%) per annum.  Effective September 3, 2010, the Loan Limit was increased to $4,250,000 and the annual interest rate was reduced to eight (8.0%) per annum. The term of the Loan Agreement is eighteen (18) months beginning October 8, 2009 (“Original Term”), or upon demand in the event of default as provided by the Loan Agreement. The Twelfth Amendment automatically renews for successive twelve (12) month periods provided, however, the Trust may terminate the Loan Agreement by providing the Borrower ninety (90) days’ prior written notice of termination at any time beginning on or after ninety (90) days prior to the expiration of the Original Term. Principal and interest shall be payable upon the earlier of the maturity date, an event of default, or 90 days  following the date on which the Trust provides written notice to terminate the agreement.  All principal and interest shall be payable in U.S. dollars and/or such other good and valuable consideration as the parties may agree in good faith at the time payment is due.  The Twelfth Amendment removed collateral availability advance formula provisions which limited the maximum borrowing to the amount of available collateral and the 2.0% annual facility fee provision. In addition, it removed the minimum tangible net worth and minimum fixed coverage ratio annual debt covenant provisions. The Twelfth Amendment suspended the Loan Agreement’s solvency representation provision until the last day of our third quarter of fiscal 2010 (May 28, 2010). On June 11, 2010, the Company and the Trust entered into a Thirteenth Amendment to the Loan Agreement. The Thirteenth Amendment further suspended the date of compliance for the solvency representation to the last day of our fiscal 2010 fourth quarter ending on September 3, 2010.  This representation requires the Company to be able to pay its debts as they become due, have sufficient capital to carry on its business and own property at a fair saleable value greater than the amount required to pay its debts.  The solvency representation provision was subsequently extended to the last day of our second quarter in fiscal 2011 (March 4, 2011).  In addition, we are required to retain certain executive officers and are precluded from paying dividends.  The Twelfth Amendment removed the minimum tangible net worth and minimum fixed coverage ratio annual debt covenant provisions.

The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.  At September 3, 2010, balances outstanding on the revolving line of credit amounted to $3,850,000. At November 1, 2010, the outstanding balance on the line of credit amounted to $4,100,000 and our cash balances were approximately $351,000.

No assurances may be given that upon maturity (April 7, 2011) our Loan Agreement will be renewed.  In the event the Loan Agreement is not renewed, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan  There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

On October 1, 2009, we entered into an unsecured promissory note with David E. Chymiak in the amount of two hundred and fifty thousand dollars ($250,000).  The loan bore interest at the rate of 8.0% per year with an initial maturity date of October 31, 2009. The maturity date was subsequently extended to September 10, 2010.  Principal and interest on the unsecured promissory note were paid in full during the fourth quarter of fiscal 2010.

Operating Activities

Cash provided by operating activities was $71,000 in fiscal 2010, $120,000 in fiscal 2009 and $771,000 in fiscal 2008.  Fiscal 2010 net loss adjusted for expense provisions and depreciation and amortization (before working capital changes) used cash of $994,000. Decreases in inventories and other assets provided cash of $1,165,000 while changes in accounts receivable and customer deposits used cash of $396,000.  Increases in accounts payable and accrued expenses provided cash of $335,000.  A decrease in deferred revenue used cash of $39,000.

Net accounts receivable increased $52,000 to $1,634,000 at September 3, 2010, from $1,582,000 at August 28, 2009, compared to $2,963,000 at August 29, 2008.  The allowance for doubtful accounts was $140,000 at September 3, 2010, $146,000 at August 28, 2009 and $230,000 at August 29, 2008.  In fiscal 2010, the allowance for doubtful accounts was increased by $80,000 and reduced by write-offs of $86,000.  Write-offs were $84,000 in fiscal 2009 and $21,000 in fiscal 2008.

Customer deposits decreased $264,000 to $240,000 at September 3, 2010, from $504,000 at August 28, 2009.  The decrease in customer deposits was due to completion of shipments in fiscal 2010 of a large order to one customer.  Customer deposits vary with the timing and terms of customer bookings.

At September 3, 2010, our net inventory balances decreased $1,319,000 to $3,145,000 from $4,464,000 at August 28, 2009, compared to $6,295,000 at August 29, 2008. The higher level of inventories in fiscal 2008 was primarily due to our new fiscal 2008 product introductions of the iPump® 562 Enterprise Media Server, the Unity® 552 receiver and the Encompass-LE2 audio receiver. In addition, inventory levels were increased for the iPump® 6400 Media Server and Nielsen Media Research products.  These inventory purchases required sufficient lead times with our offshore manufacturers and which required estimates of expected future bookings.  Our fiscal 2008 bookings were below our expectations which resulted in higher than expected inventories at August 29, 2008.  During fiscal 2009 and 2010, we implemented efforts to reduce inventory levels.  Inventory reserves were increased by provisions charged to cost of products sold of $90,000 and $630,000 in fiscal 2010 and 2009, respectively, to provide for slow-moving and excess inventory primarily associated with first generation digital products. No inventory provisions were recorded in fiscal 2008.  Inventory reserves were decreased by write-offs of $304,000 in fiscal 2010, $11,000 in fiscal 2009 and $21,000 in fiscal 2008. Decreases in inventories in fiscal 2010 and 2009 provided $1,228,000 and $1,202,000, respectively, of cash.   Increases in inventories in fiscal 2008 used $2,915,000 of cash.

Investing Activities

Cash used by investing activities in fiscal 2010 was $895,000 compared to $1,015,000 in fiscal 2009 and $537,000 in fiscal 2008. In fiscal 2010, investing activities consisted of capitalized software additions of $848,000, equipment additions of $39,000 and $8,000 for legal fees related to the filing of applications for various patents and trademarks.  In fiscal 2009, investing activities consisted of capitalized software additions of $997,000, equipment additions of $2,000 and $17,000 for legal fees related to the filing of applications for various patents and trademarks.  In fiscal 2008, investing activities consisted of capitalized software additions of $1,214,000, equipment additions of $335,000 and $63,000 for license agreements and legal fees related to the filing of applications for various patents and trademarks, while proceeds from the sale of patents and patent applications provided $1,075,000 of cash.  Capitalized software expenditures were incurred primarily for the development of Compel® network control and MediaPlan® software, the iPump® Media Server, and MPEG-4/h.264 products.

Financing Activities

Financing activities in fiscal 2010 provided $1,051,000 of cash from line of credit borrowings and $250,000 of cash from a note payable borrowing and used $250,000 of cash for repayment of the note payable.  Financing activities in fiscal 2009 provided $916,000 of cash from net line of credit borrowings and used $25,000 of cash for loan facility fees. Financing activities in fiscal 2008 used $132,000 of cash to reduce net line of credit borrowings and $100,000 of cash for loan facility fees.

Contractual Obligations

We have one manufacturing and purchasing agreement for certain finished goods inventories. At September 3, 2010, outstanding purchase commitments under these agreements amounted to $274,000.  At September 3, 2010, we had no letters of credit outstanding.

The following summarizes our contractual obligations as of September 3, 2010 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	One Year	2 –3 Years	4 –5 Years

Operating leases	$157,000	$67,000	$90,000	$-

Line of credit	3,850,000	3,850,000	-	-

Purchase commitments	274,000	274,000	-	-

Total	$4,281,000	$4,191,000	$90,000	$-

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

At September 3, 2010, we had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgments. These policies are as follows:

Revenue Recognition – Our principal sources of revenue are from hardware products, network control software products, services and software and hardware maintenance contracts. Our revenue recognition policies are in compliance with FASB Accounting Standards Codification (ASC) Topic 605 “Revenue Recognition.” Revenue is recognized when persuasive evidence of an agreement with the customer exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, collectability is reasonably assured, and risk of loss and title have transferred to the customer. Revenue from product sales is recognized when risk of loss and title has transferred which is generally upon shipment or in some cases upon delivery. Service revenues are recognized at the time of performance. Provisions for returns, discounts and trade-ins, based on historical experience, have not been material.

When arrangements contain multiple elements, we evaluate all deliverables in the arrangement at the outset of the arrangement based on applicable accounting guidance on accounting for revenue arrangements with multiple deliverables. If the undelivered elements qualify as separate units of accounting based on applicable accounting guidance, which include that the delivered elements have value to the customer on a stand-alone basis and that objective and reliable evidence of fair value exists for undelivered elements, we allocate the arrangement fee based on the relative fair value of the elements of the arrangement. If a delivered element does not meet the criteria in the applicable accounting guidance to be considered a separate unit of accounting, revenue is deferred until the undelivered elements are fulfilled. We establish fair value by reference to the price the customer is required to pay when an item is sold separately using contractually stated, substantive renewal rates, where applicable, or the average price of recently completed stand alone sales transactions. Accordingly, the determination as to whether appropriate objective and reliable evidence of fair value exists can impact the timing of revenue recognition for an arrangement.

Embedded in our hardware products is internally developed software of varying applications. The embedded software is not sold separately, is not a significant focus of the marketing effort and we do not provide post-contract customer support specific to embedded software. The functionality that the software provides is marketed as part of the overall product and is incidental to the product as a whole. Significant judgment may be required in determining whether a product is a software or hardware product.

Revenue from our network control software products and software-related elements is recognized in accordance with ASC Topic 985-605 “Software-Revenue Recognition.” Software-related elements include all non-software deliverables for which a software deliverable is essential to its functionality. When software arrangements contain multiple elements and vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements, we account for the delivered elements using the residual method. In arrangements where VSOE of fair value is not available for all undelivered elements, we would defer the recognition of all revenue under an arrangement until all elements, except post contract support, have been delivered. When post contract support remains the only undelivered element for such contracts, revenue is then recognized using the residual method. Fair value of software-related elements is based on separate sales to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed to be substantive. Software and hardware maintenance contract revenues are recognized ratably over the term of the arrangement, which is typically one year.

At September 3, 2010, deferred extended service maintenance revenues were $519,000, and deferred revenues related to the fair value of undelivered elements were $10,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2011.

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations by the Company exist. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the year ended September 3, 2010, no revenues were recorded as bill and hold transactions. For the year ended August 28, 2009, revenues attributable to two customers in the amount of $1,236,000 were recorded prior to delivery as bill and hold transactions. At August 28, 2009, accounts receivable for these revenues were paid in full. For the year ended August 29, 2008, revenues attributable to one customer in the amount of $495,000 were recorded prior to delivery as bill and hold transactions. At August 29, 2008, accounts receivable for these revenues were paid in full.

These policies require management, at the time of the transaction, to assess whether the amounts due are fixed or determinable, collection is reasonably assured, and to perform an evaluation of arrangements containing multiple elements. These assessments are based on the terms of the arrangement with the customer, past history and creditworthiness of the customer. If management determines that collection is not reasonably assured or undelivered elements are unfulfilled, revenue recognition is deferred until these conditions are satisfied.

Inventory - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. We make inventory reserve provisions to properly reflect inventory value based on a review of inventory quantities on hand, sales forecasts, new products being developed and technology changes. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At September 3, 2010, inventories, net of reserve provisions of approximately $4,475,000, amounted to $3,145,000. At August 28, 2009, inventories, net of reserve provisions of approximately $4,689,000, amounted to $4,464,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At September 3, 2010, capitalized software costs, net of accumulated amortization, amounted to $1,263,000. At August 28, 2009, capitalized software costs, net of accumulated amortization, amounted to $1,265,000.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and tax credit carryforwards, if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets is dependent upon generating sufficient future taxable income prior to the expiration of the loss and tax credit carryforwards. The valuation allowance increased $833,000 in fiscal 2010, $739,000 in fiscal 2009, and decreased $141,000 in fiscal 2008. At September 3, 2010, net deferred tax assets of $7,450,000 were fully reserved by a valuation allowance. At August 28, 2009, net deferred tax assets of $6,617,000 were fully reserved by a valuation allowance.

Accounts Receivable Valuation – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At September 3, 2010, accounts receivable net of allowances for doubtful accounts amounted to $1,634,000. At August 28, 2009, accounts receivable net of allowances for doubtful accounts amounted to $1,582,000.

IMPACT OF INFLATION

We do not believe that inflation has had a material impact on revenues or expenses during the past three fiscal years.

IMPACT OF RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

In June 2009, the FASB Accounting Standards Codification (Codification) was issued to become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied by non-governmental entities and supersede all then-existing non-Securities and Exchange Commission (SEC) accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions in the first quarter of fiscal 2010. References made to FASB guidance throughout this document have been updated for the codification. The adoption did not impact the Company’s financial position or its results of operations.

 In June 2009, the FASB issued authoritative guidance that changed the consolidation model for variable interest entities. The provisions are effective for the first quarter of fiscal 2011. The adoption is not expected to have a material impact on the Company’s financial position or its results of operations.

In September 2006, the FASB issued authoritative guidance for fair value measurements, which established the definition of fair value, provided a framework for measuring fair value and expanded the disclosure requirements about fair value measurements. This guidance did not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued authoritative guidance which delayed by a year the effective date for certain non-financial assets and liabilities. The Company adopted the provisions of the guidance for financial assets and liabilities in the first quarter of fiscal 2009. The adoption did not have a material impact on the Company’s financial position or its results of operations. The Company adopted the remaining provisions in the first quarter of fiscal 2010 for non-financial assets and liabilities, including goodwill and intangible assets. This adoption likewise did not have a material impact on the Company’s financial position or its results of operations.

In September 2009, the Emerging Issues Task Force issued new guidance pertaining to the accounting for revenue arrangements with multiple deliverables. The new guidance addressed how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company has evaluated this new guidance and believes it will not have a material impact on the Company’s financial position or its results of operations.

In September 2009, the Emerging Issues Task Force issued new guidance that changed the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” and removes these products from the scope of current software revenue guidance. The new guidance shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a Company’s fiscal year provided the Company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this guidance unless it also elects early application of the new rule pertaining to accounting for revenue arrangements with multiple deliverables. The Company has evaluated this new guidance and believes it will not have a material impact on the Company’s financial position or its results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item, pursuant to 305(e) of Regulation S-K.

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

Habif, Arogeti & Wynne, LLP, the Company's independent registered public accounting firm, has audited the financial statements as of and for the year ended September 3, 2010 prepared by management. BDO USA, LLP (formerly known as BDO Seidman, LLP) has audited the financial statements as of August 28, 2009 and for each of the two years in the period ended August 28, 2009, prepared by management. Both firm’s opinions on the statements are presented below.

C. Troy Woodbury, Jr.
President and Chief Executive Officer

James Traicoff
Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Wegener Corporation
Johns Creek, Georgia

We have audited the accompanying consolidated balance sheet of Wegener Corporation and subsidiary as of September 3, 2010, and the related consolidated statements of operations, (capital deficit) shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

 An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wegener Corporation and subsidiary as of September 3, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Habif, Arogeti & Wynne, LLP

Habif, Arogeti & Wynne, LLP

Atlanta, Georgia

November 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Wegener Corporation
Johns Creek, Georgia

We have audited the accompanying consolidated balance sheet of Wegener Corporation and subsidiary as of August 28, 2009, and the related consolidated statements of operations, (capital deficit) shareholders' equity and cash flows for each of the two years in the period ended August 28, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wegener Corporation and subsidiary at August 28, 2009, and the results of its operations and its cash flows for each of the two years in the period ended August 28, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

BDO USA, LLP (formerly known as BDO Seidman, LLP)

Atlanta, Georgia

November 25, 2009

Wegener Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	September 3, 2010	August 28, 2009	August 29, 2008

Revenues, net	$8,921,419	$12,655,107	$21,494,493

Operating costs and expenses

Cost of products sold	6,252,225	8,798,915	13,096,881

Selling, general and administrative	3,362,234	4,370,941	5,538,901

Research and development	1,148,211	1,961,827	3,213,131

Gain on sale of patents	-	-	(894,127)

Operating costs and expenses	10,762,670	15,131,683	20,954,786

Operating (loss) income	(1,841,251)	(2,476,576)	539,707
Interest expense-related party	(448,426)	-	-
Interest expense	(23,703)	(129,123)	(158,586)
Interest income	-	-	2,162

Net (loss) earnings	$(2,313,380)	$(2,605,699)	$383,283

Net (loss) earnings per share
Basic	$(.18)	$(.21)	$.03
Diluted	$(.18)	$(.21)	$.03

Shares used in per share calculation
Basic	12,647,051	12,647,051	12,647,051
Diluted	12,647,051	12,647,051	12,659,414

See accompanying notes to consolidated financial statements.

Wegener Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS

	September 3, 2010	August 28, 2009
Assets

Current assets
Cash	$231,091	$3,476
Accounts receivable, net	1,633,971	1,581,926
Inventories, net	3,145,090	4,463,586
Other	234,986	171,676

Total current assets	5,245,138	6,220,664

Property and equipment, net	1,618,015	1,720,031
Capitalized software costs, net	1,263,405	1,265,445
Other assets	234,944	335,557

Total assets	$8,361,502	$9,541,697

Liabilities and (Capital Deficit) Shareholders’ Equity

Current liabilities
Line of credit-related party	$3,850,000	$-
Bank line of credit	-	2,799,088
Accounts payable	2,142,114	1,964,367
Accrued expenses	1,731,522	1,523,925
Deferred revenue	529,583	568,673
Customer deposits	239,971	503,952

Total current liabilities	8,493,190	7,360,005

Commitments and contingencies

(Capital deficit) shareholders’ equity
Common stock, $.01 par value; 30,000,000 shares authorized; 12,647,051 shares issued and outstanding	126,471	126,471
Additional paid-in capital	20,006,702	20,006,702
Accumulated deficit	(20,264,861)	(17,951,481)

Total (capital deficit) shareholders’ equity	(131,688)	2,181,692

Total liabilities and (capital deficit) shareholders’ equity	$8,361,502	$9,541,697

See accompanying notes to consolidated financial statements.

Wegener Corporation and subsidiary

CONSOLIDATED STATEMENTS OF (CAPITAL DEFICIT)
SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
BALANCE at August 31, 2007	12,647,051	$126,471	$19,999,022	$(15,729,065)

Share-based compensation	-	-	7,680	-
Net earnings for the year	-	-	-	383,283

BALANCE at August 29, 2008	12,647,051	$126,471	$20,006,702	$(15,345,782)

Net loss for the year	-	-	-	(2,605,699)

BALANCE at August 28, 2009	12,647,051	$126,471	$20,006,702	$(17,951,481)

Net loss for the year	-	-	-	(2,313,380)

BALANCE at September 3, 2010	12,647,051	$126,471	$20,006,702	$(20,264,861)

See accompanying notes to consolidated financial statements.

Wegener Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	September 3, 2010	August 28, 2009	August 29, 2008

Cash flows from operating activities
Net (loss) earnings	$(2,313,380)	$(2,605,699)	$383,283
Adjustments to reconcile net (loss) earnings to cash provided by operating activities
Depreciation and amortization	1,099,368	1,437,847	1,853,499
Gain on sale of patents	-	-	(894,127)
Share-based compensation expense	-	-	7,680
Increase in provision for bad debts	80,000	-	-
Increase in provision for inventory reserves	90,000	630,000	-
Increase (decrease) in provision for warranty reserves	50,000	(130,000)	(260,000)
Changes in assets and liabilities
Accounts receivable	(132,045)	1,381,134	2,209,288
Inventories	1,228,496	1,201,890	(2,915,066)
Other assets	(63,310)	56,075	(16,985)
Accounts payable	177,747	(7,012)	826,052
Accrued expenses	157,597	(217,962)	(477,335)
Deferred revenue	(39,090)	(202,848)	(2,662)
Customer deposits	(263,981)	(1,423,615)	56,894

Net cash provided by operating activities	71,402	119,810	770,521

Cash flows from investing activities
Property and equipment expenditures	(38,958)	(1,742)	(335,161)
Capitalized software additions	(848,240)	(996,731)	(1,213,870)
License agreements, patents, and trademark expenditures	(7,501)	(16,729)	(62,734)
Proceeds from sale of patents	-	-	1,075,000

Net cash used for investing activities	(894,699)	(1,015,202)	(536,765)

Cash flows from financing activities
Change in borrowings under revolving line-of-credit	1,050,912	915,845	(132,461)
Proceeds from note payable	250,000	-	-
Repayment of note payable	(250,000)	-	-
Loan facility fees	-	(25,000)	(100,000)

Net cash provided by (used for) financing activities	1,050,912	890,845	(232,461)

Increase (decrease) in cash	227,615	(4,547)	1,295
Cash, beginning of year	3,476	8,023	6,728

Cash, end of year	$231,091	$3,476	$8,023

Supplementary information:
Cash paid for interest	$35,639	$129,123	$158,586

See accompanying notes to consolidated financial statements.

Wegener Corporation and subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $20,265,000 at September 3, 2010. We had a working capital deficit of approximately $3,248,000 at September 3, 2010 compared to a working capital deficit of $1,139,000 at August 28, 2009.

Our cash flow requirements during fiscal 2010 were financed primarily by our loan facility. During fiscal 2010, our net borrowings under our loan facility increased $1,051,000 to $3,850,000 at September 3, 2010 from approximately $2,799,000 at August 28, 2009. Our loan facility was amended effective October 8, 2009, provides a maximum borrowing limit of $4,250,000 and matures on April 7, 2011. As described in Note 9, the bank assigned our facility to a related party. At November 1, 2010, the outstanding balance on the loan facility amounted to $4,100,000 and our cash balances were approximately $351,000.

No assurances may be given that upon maturity our loan facility will be renewed. In the event the loan facility is not renewed, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

During the fourth quarter of fiscal 2008 and in fiscal 2009, we made reductions in headcount to bring the number of employees at August 28, 2009, to 63 compared to 91 at August 29, 2008, and reduced engineering consulting and other operating and overhead expenses. Beginning in January 2009 and continuing throughout fiscal 2010, we reduced paid working hours Company-wide by approximately 10%. During the first and second quarters of fiscal 2010, we made further reductions in headcount to bring the current number of employees to 49. During fiscal 2009 and fiscal 2010, as well as to date in fiscal 2011, due to insufficient cash flow from operations and a maximum borrowing limit under our loan facility, we negotiated extended payment terms with our two offshore vendors and have been extending other vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials or initiation of legal means to collect balances owed would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

During the first, second, third and fourth quarters of fiscal 2010 bookings were approximately $1.8 million, $2.1 million, $3.0 million and $1.4 million, respectively. These fiscal 2010 bookings, as well as our fiscal 2009 and fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

Our backlog scheduled to ship within eighteen months was approximately $6.0 million at September 3, 2010. The total multi-year backlog at September 3, 2010, was approximately $6.1 million. Approximately $3.5 million of the September 3, 2010 backlog is scheduled to ship during fiscal 2011.

Our bookings and revenues during fiscal 2010, as well as to date in fiscal 2011, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. In addition, significant fiscal 2011 shippable bookings are currently required to meet our quarterly financial and cash flow projections beginning in the first quarter of fiscal 2011 and continuing for each subsequent quarter.

Our near term liquidity and ability to continue as a going concern will depend upon our ability to timely collect our existing accounts receivable balances and to generate sufficient new orders and revenues in the near term to provide sufficient cash flow from operations to pay our operating expenses and to reduce past due amounts owed to vendors and service providers. Should increased revenues not materialize, we are committed to further reducing operating costs to bring them in line with reduced revenue levels. Should we be unable to achieve near term profitability and generate sufficient cash flow from operations and if we are unable to further reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond our existing loan facility. No assurances can be given that operating costs can be further reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern. If we are unable to continue as a going concern, we will likely be forced to seek protection under the federal bankruptcy laws.

Wegener Corporation and subsidiary

On February 17, 2010, we received notification from The Nasdaq Stock Market (“Nasdaq”) (the “Notification”), that as a result of the information presented at an appeal hearing held on January 13, 2010, our request to remain listed on Nasdaq was granted subject to conditions stipulated in the Notification. The Notification stipulated that on or before June 7, 2010 (the “Exception Deadline”), we were required to have stockholders’ equity of at least $2,500,000 and our common stock to maintain a minimum bid price of $1.00 per share for a period of ten consecutive trading days. On April 8, 2010, we notified the Panel that based on our current level of existing backlog of orders scheduled to ship in our fiscal third quarter ending May 28, 2010, and our expected level of new shippable bookings for the third quarter, we did not expect that we would be able to comply with the Nasdaq requirements by the Exception Deadline. On April 20, 2010, the Company received notification from Nasdaq, that the Panel had determined to delist the Company’s common stock shares. Nasdaq suspended trading of our common stock shares effective at the open of trading on April 22, 2010 and our common stock has not traded on NASDAQ since that time. As a result, on April 22, 2010, our common stock began trading over-the-counter under the symbol WGNR.PK. On June 9, 2010, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting. The delisting became effective ten days after the filing of Form 25.

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

Fiscal Year. We operate on a 52-53 week fiscal year. The fiscal year ends on the Friday nearest to August 31. Fiscal year 2010 contained fifty-three weeks while fiscal years 2009 and 2008 contained 52 weeks. All references herein to 2010, 2009 and 2008, refer to the fiscal years ended September 3, 2010, August 28, 2009, and August 29, 2008, respectively.

Cash and Bank Overdrafts. Cash balances consist of checking account balances held at a high credit-quality financial institution. Bank overdrafts consist of outstanding checks that have not cleared our bank. Overdrafts are offset against cash balances to the extent that cash balances are available in the account on which the checks are issued. Remaining balances of overdrafts are included in our accounts payable balances. At September 3, 2010 outstanding checks in the amount of $161,000 were offset against cash balances. At August 28, 2009 outstanding checks in the amount of $323,000 were included in accounts payable balances.

Accounts Receivable. Accounts receivable are stated at the amounts billed to customers under normal trade terms, less an allowance for doubtful accounts. Credit is extended based on the evaluation of the customer’s financial condition and generally we do not require collateral from our customers. The allowance for doubtful accounts is provided based upon a review of individual customer accounts, historical payment information and existing economic conditions. Accounts receivable standard terms are net 30 days from the date of invoice. Receivables are charged to the allowance for doubtful accounts when all attempts to collect have failed and they are determined to be uncollectible. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Our policy is not to require collateral on accounts receivable. However, in certain circumstances letters of credit or deposits may be required from customers. We are subject to concentrations of credit risk principally through accounts receivable, as a substantial portion of our customers are affiliated with the cable television, radio, business broadcast and telecommunications industries.

Wegener Corporation and subsidiary

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

Other Assets. Other assets consist primarily of technology licenses, patents and trademarks. Costs of license agreements are amortized on a straight-line basis over their estimated useful lives. Legal expenses related to the filing of patent and trademark applications are capitalized. Upon issuance, these costs will also be amortized on a straight-line basis over the lesser of the legal life of the patents and trademarks or their estimated useful lives.

Revenue Recognition. Our principal sources of revenue are from hardware products, network control software products, services and software and hardware maintenance contracts. Our revenue recognition policies are in compliance with FASB Accounting Standards Codification (ASC) Topic 605 “Revenue Recognition.” Revenue is recognized when persuasive evidence of an agreement with the customer exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, collectability is reasonably assured, and risk of loss and title have transferred to the customer. Revenue from product sales is recognized when risk of loss and title has transferred which is generally upon shipment or in some cases upon delivery. Service revenues are recognized at the time of performance. Provisions for returns, discounts and trade-ins, based on historical experience, have not been material.

When arrangements contain multiple elements, we evaluate all deliverables in the arrangement at the outset of the arrangement based on applicable accounting guidance on accounting for revenue arrangements with multiple deliverables. If the undelivered elements qualify as separate units of accounting based on applicable accounting guidance, which include that the delivered elements have value to the customer on a stand-alone basis and that objective and reliable evidence of fair value exists for undelivered elements, we allocate the arrangement fee based on the relative fair value of the elements of the arrangement. If a delivered element does not meet the criteria in the applicable accounting guidance to be considered a separate unit of accounting, revenue is deferred until the undelivered elements are fulfilled. We establish fair value by reference to the price the customer is required to pay when an item is sold separately using contractually stated, substantive renewal rates, where applicable, or the average price of recently completed stand alone sales transactions. Accordingly, the determination as to whether appropriate objective and reliable evidence of fair value exists can impact the timing of revenue recognition for an arrangement.

Embedded in our hardware products is internally developed software of varying applications. The embedded software is not sold separately, is not a significant focus of the marketing effort and we do not provide post-contract customer support specific to embedded software. The functionality that the software provides is marketed as part of the overall product and is incidental to the product as a whole.

Revenue from our network control software products and software-related elements is recognized in accordance with ASC Topic 985-605 “Software-Revenue Recognition.” Software-related elements include all non-software deliverables for which a software deliverable is essential to its functionality. When software arrangements contain multiple elements and vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements, we account for the delivered elements using the residual method. In arrangements where VSOE of fair value is not available for all undelivered elements, we defer the recognition of all revenue under an arrangement until all elements, except post contract support, have been delivered. When post contract support remains the only undelivered element for such contracts, revenue is then recognized using the residual method. Fair value of software-related elements is based on separate sales to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed to be substantive. Software and hardware maintenance contract revenues are recognized ratably over the term of the arrangement, which is typically one year.

At September 3, 2010, deferred extended service maintenance revenues were $519,000, and deferred revenues related to the fair value of undelivered elements were $10,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2011.

Wegener Corporation and subsidiary

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations by the Company exist. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the year ended September 3, 2010, no revenues were recorded as bill and hold transactions. For the year ended August 28, 2009, revenues attributable to two customers in the amount of $1,236,000 were recorded prior to delivery as bill and hold transactions. At August 28, 2009, accounts receivable for these revenues were paid in full.

We have included all shipping and handling billings to customers in revenues, and freight costs incurred for product shipments have been included in cost of products sold.

Research and Development/Capitalized Software Costs. We expense research and development costs, including expenditures related to development of our software products that do not qualify for capitalization. Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. This has resulted in amortization periods ranging from two to three years. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives. Software development costs capitalized during fiscal 2010, 2009 and 2008, totaled $848,000, $997,000 and $1,214,000, respectively. Amortization expense, included in cost of products sold, was $850,000, $949,000 and $1,238,000 for the same periods, respectively. Capitalized software costs, net of accumulated amortization, were $1,263,000 at September 3, 2010 and $1,265,000 at August 28, 2009. Accumulated amortization amounted to $7,629,000 at September 3, 2010 and $13,694,000 at August 28, 2009. During fiscal 2010, approximately $6,915,000 of fully amortized capitalized software cost associated with products no longer being sold or supported was written off against the accumulated amortization balance. This had no effect on net capitalized software cost at September 3, 2010 or fiscal 2010 cost of products sold.

Advertising and Sales Promotion Expenses. Our policy is to expense advertising and sales promotion costs as incurred. Advertising and sales promotion expenses include media advertising, trade shows, customer events, product literature and market research costs. These expenses totaled $128,000, $178,000 and $258,000 for fiscal years 2010, 2009 and 2008, respectively.

Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

Share-Based Compensation. We account for share-based payments to employees, including grants of employee stock options, in accordance with ASC Topic 718, “Compensation-Stock Compensation” (ASC 718). ASC 718 requires that these awards be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). For fiscal years 2010 and 2009 there was no share-based compensation expense. In fiscal 2008, share-based compensation expense included in selling, general and administrative expenses amounted to $8,000.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended
August 29, 2008
Risk-free interest rate	3.45%
Expected term	5.0 years
Expected volatility	70%
Expected annual dividends	-
Forfeiture rate	-

Wegener Corporation and subsidiary

The weighted average fair value of options granted was as follows:

Year ended
August 29, 2008

Per share option value	$.51
Aggregate total	$8,000

Income Taxes. Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year’s tax return and changes in deferred taxes. Deferred tax assets or liabilities are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income (loss) and for tax credit and loss carryforwards based on enacted tax laws and rates. Valuation allowances are established to reduce deferred tax assets to amounts that we expect are more likely than not to be realizable. At September 3, 2010, net deferred tax assets were fully offset by a valuation allowance of $7,450,000.

Earnings Per Share. Basic and diluted net (loss) earnings per share were computed in accordance with ASC Topic 260 “Earnings Per Share.” Basic net (loss) earnings per share are computed by dividing net (loss) earnings available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and exclude the dilutive effect of stock options. Diluted net (loss) earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net (loss) earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the hypothetical exercise of stock options.

The following tables represent required disclosure of the reconciliation of the net (loss) earnings and shares of the basic and diluted net (loss) earnings per share computations:

	Years ended
	September 3, 2010	August 28, 2009	August 29, 2008
Basic
Net (loss) earnings	$(2,313,380)	$(2,605,699)	$383,283
Weighted average shares outstanding	12,647,051	12,647,051	12,647,051
Net (loss) earnings per share	$(.18)	$(.21)	$.03

Diluted
Net (loss) earnings	$(2,313,380)	$(2,605,699)	$383,283
Weighted average shares outstanding	12,647,051	12,647,051	12,647,051

Effect of dilutive potential common shares:
Stock options	-	-	12,363

Total	12,647,051	12,647,051	12,659,414
Net (loss) earnings per share	$(.18)	$(.21)	$.03

Wegener Corporation and subsidiary

Stock options excluded from the diluted loss per share calculation due to their antidilutive effect are as follows:

	Years ended
	September 3,	August 28,	August 29,
	2010	2009	2008
Common stock options:
Number of shares	665,375	731,375	839,531
Range of exercise prices	$.63 to $2.50	$.63 to $2.50	$1.00 to $2.72

Fair Value Measurements. The Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Observable inputs, other than quoted prices included in Level 1, such as quoted prices for markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Fair Value of Financial Instruments. The carrying amount of cash and other current assets and liabilities, such as accounts receivable and accounts payable as presented in the consolidated financial statements, approximates fair value based on the short-term nature of these instruments. We believe the carrying amounts of our line of credit borrowings approximate fair value because the interest rates at September 3, 2010, approximated market interest rates.

Foreign Currency. The U.S. dollar is our functional currency for financial reporting. International sales are predominately made and remitted in U.S. dollars.

Recently Issued Or Adopted Accounting Standards. In June 2009, the FASB Accounting Standards Codification (Codification) was issued to become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied by non-governmental entities and supersede all then-existing non-Securities and Exchange Commission (SEC) accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions in the first quarter of fiscal 2010. References made to FASB guidance throughout this document have been updated for the codification. The adoption did not impact the Company’s financial position or its results of operations.

In June 2009, the FASB issued authoritative guidance that changed the consolidation model for variable interest entities. The provisions are effective for the first quarter of fiscal 2011. The adoption is not expected to have a material impact on the Company’s financial position or its results of operations.

In September 2006, FASB issued authoritative guidance for fair value measurements, which established the definition of fair value, provided a framework for measuring fair value and expanded the disclosure requirements about fair value measurements. This guidance did not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued authoritative guidance which delayed by a year the effective date for certain non-financial assets and liabilities. The Company adopted the provisions of the guidance for financial assets and liabilities in the first quarter of fiscal 2009. The adoption did not have a material impact on the Company’s financial position or its results of operations. The Company adopted the remaining provisions in the first quarter of fiscal 2010 for non-financial assets and liabilities, including goodwill and intangible assets. This adoption likewise did not have a material impact on the Company’s financial position or its results of operations.

Wegener Corporation and subsidiary

In September 2009, the Emerging Issues Task Force issued new guidance pertaining to the accounting for revenue arrangements with multiple deliverables. The new guidance addressed how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company has evaluated this new guidance and believes it will not have a material impact on our financial position or our results of operations.

In September 2009, the Emerging Issues Task Force issued new guidance that changed the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” and removes these products from the scope of current software revenue guidance. The new guidance shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a Company’s fiscal year provided the Company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this guidance unless it also elects early application of the new rule pertaining to accounting for revenue arrangements with multiple deliverables. The Company has evaluated this new guidance and believes it will not have a material impact on our financial position or our results of operations.

3.   Accounts Receivable
Accounts receivable are summarized as follows:

	September 3, 2010	August 28, 2009
Accounts receivable – trade	$1,743,411	$1,649,047
Other receivables	30,253	78,889
	1,773,664	1,727,936

Less: allowance for doubtful accounts	(139,693)	(146,010)

Accounts receivable, net	$1,633,971	$1,581,926

4.   Inventories
Inventories are summarized as follows:

	September 3, 2010	August 28, 2009
Raw materials	$3,641,664	$4,430,492
Work-in-process	703,531	958,658
Finished goods	3,275,183	3,763,793
	7,620,378	9,152,943

Less: inventory reserves	(4,475,288)	(4,689,357)

Inventories, net	$3,145,090	$4,463,586

We have invested a significant amount of financial resources to acquire certain raw materials, sub-assemblies and finished goods, to incur direct labor and to contract to have specific outplant procedures performed on certain inventory in process. We purchased this inventory based upon prior backlog and anticipated future sales based upon our existing knowledge of the marketplace. Our inventory reserve of approximately $4,630,000 at September 3, 2010, is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices. No estimate can be made of a range of amounts of loss from obsolescence that is reasonably possible should our sales efforts not be successful.

Wegener Corporation and subsidiary

5.   Property and Equipment
Major classes of property and equipment consisted of the following:

	Estimated Useful Lives (Years)	September 3, 2010	August 28, 2009
Land	-	$707,210	$707,210
Buildings and improvements	3-30	3,778,469	3,751,290
Machinery and equipment	3-5	10,447,085	10,490,572
Furniture and fixtures	5	587,136	587,599
Total property and equipment		15,519,900	15,536,671
Less accumulated depreciation and amortization		(13,901,885)	(13,816,640)

Property and equipment, net		$1,618,015	$1,720,031

Depreciation expense for fiscal 2010, 2009 and 2008, totaled approximately $141,000, $329,000, and $404,000, respectively. Repair and maintenance expenses amounted to $134,000, $154,000 and $205,000 during fiscal years 2010, 2009 and 2008, respectively.

6.  Other Assets
Other assets consisted of the following:

	September 3, 2010
	Cost	Accumulated Amortization	Net
License agreements	$958,800	$(958,800)	$-
Patents and patent applications	300,124	(89,407)	210,717
Trademarks and trademark applications	82,820	(65,482)	17,338
Other	6,889	-	6,889
	$1,348,633	$(1,113,689)	$234,944

	August 28, 2009
	Cost	Accumulated Amortization	Net
License agreements	$958,800	$(953,384)	$5,416
Patents and patent applications	353,057	(66,799)	286,258
Trademarks and trademark applications	82,820	(54,159)	28,661
Loan facility fees	25,000	(16,667)	8,333
Other	6,889	-	6,889
	$1,426,566	$(1,091,009)	$335,557

Amortization expense of other assets amounted to $108,000, $160,000, and $212,000 for fiscal years 2010, 2009 and 2008, respectively. Amortization expense for fiscal 2010 included $60,000 related to write-offs of two patent applications due to rejection of the applications.

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

Wegener Corporation and subsidiary

We conduct an ongoing review of our intellectual property rights and potential trademarks. As of September 3, 2010, we incurred legal fees of $109,000 related to the filing of applications for various patents and $1,000 related to the filing of trademarks. Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life of the patents and trademarks or their estimated useful lives of four to ten years. If it becomes more likely than not that the patent application will not be granted, we will write off the deferred cost at that time. At September 3, 2010, the cost of registered patents and trademarks amounted to $161,000 and $82,000, respectively. License agreements were amortized over their estimated useful life of one to five years.

7.   Accrued Expenses
Accrued expenses consisted of the following:

	September 3, 2010	August 28, 2009

Vacation	$538,268	$530,652
Interest	436,490	-
Payroll and related expenses	101,939	223,319
Royalties	99,212	161,247
Warranty	136,448	98,882
Taxes and insurance	97,810	154,035
Commissions	23,413	31,516
Professional fees	155,238	290,072
Other	142,704	34,202
	$1,731,522	$1,523,925

Accrued Warranty
We warrant our products for a 12 to 14 month period beginning at the date of shipment. The warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer. We expense costs for routine warranty repairs as incurred. Based on historical claim rates, provisions for routine warranty repairs are not material. Warranty provisions are made for non-routine warranty claims based on estimated costs to be incurred at the point in time in which the warranty claim is identified. For the fiscal year ended September 3, 2010, warranty provisions were increased by $50,000 and reduced by $12,000 for satisfied warranty claims. For the fiscal year ended August 28, 2009, the warranty provisions were reduced by $130,000 for previously estimated provisions that were no longer required. For the fiscal year ended August 29, 2008, the warranty provision was increased by $50,000, reduced by $45,000 for satisfied warranty claims and reduced by $310,000 for previously estimated provisions that were no longer required.

8.   Deferred Revenue
Deferred revenue consists of the unrecognized revenue portion of extended service maintenance contracts and the fair value of revenue related to future performance obligations. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year. At September 3, 2010, deferred extended service maintenance revenues were $519,000, and deferred revenues related to future performance obligations were $10,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2011. At August 28, 2009, deferred extended service maintenance revenues were $537,000, and deferred revenues related to future performance obligations were $32,000.

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

On October 8, 2009, the Bank assigned its rights (the “Assignment”) under the Loan Agreement to The David E. Chymiak Trust Dated December 15, 1999 (the “Trust”). David E. Chymiak is a beneficial owner of 8.8% of our outstanding common stock. The David E. Chymiak Trust Dated December 15, 1999, is controlled by Mr. Chymiak. Immediately before becoming such assignee, the Trust entered into a Twelfth amendment to the Loan Agreement, dated October 8, 2009 (the “Twelfth Amendment”) which became effective immediately upon the consummation of the Assignment. Accordingly, by virtue of the Assignment, the Trust succeeded to all the rights and obligations of the Bank under the Loan Agreement, except as otherwise provided in the Twelfth Amendment. Therefore, we no longer have a lending relationship with the Bank.

Wegener Corporation and subsidiary

WCI’s loan facility, as provided by the Twelfth amendment, provided a maximum credit limit of $4,000,000 excluding any accrued unpaid interest and bore interest at the rate of twelve percent (12%) per annum. Effective September 3, 2010, the maximum credit limit was increased to $4,250,000 and the annual interest rate was reduced to eight percent (8.0%) per annum. The term of the amended loan facility is eighteen (18) months beginning October 8, 2009 (“Original Term”), or upon demand in the event of default as defined by the loan facility. The loan facility automatically renews for successive twelve (12) month periods provided, however, the Trust may terminate the loan facility by providing ninety (90) days’ prior written notice of termination at any time beginning on or after ninety (90) days prior to the expiration of the Original Term. Principal and interest shall be payable upon the earlier of the maturity date (April 7, 2011), an event of default, or 90 days following the date on which the Trust provides written notice to terminate the agreement. All principal and interest shall be payable in U.S. dollars or, upon mutual agreement of the parties decided in good faith at the time payment is due, other good and valuable consideration.

The loan is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation. At September 3, 2010, the outstanding balance on the revolving line of credit amounted to $3,850,000. At November 1, 2010, the outstanding balance on the line of credit amounted to $4,100,000.

The amended loan facility required us to be in compliance with a solvency representation provision on the last day of fiscal 2010 (September 3, 2010). This representation required us to be able to pay our debts as they become due, have sufficient capital to carry on our business and own property at a fair saleable value greater than the amount required to pay our debts. The solvency representation provision was subsequently extended to the last day of our second quarter in fiscal 2011 (March 4, 2011). In addition, we are required to retain certain executive officers and are precluded from paying dividends. The Twelfth Amendment removed the minimum tangible net worth and minimum fixed coverage ratio annual debt covenant provisions.

No assurances may be given that upon maturity (April 7, 2011) our loan facility will be renewed. In the event the loan facility is not renewed, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

On October 1, 2009, we entered into an unsecured promissory note with David E. Chymiak in the amount of two hundred and fifty thousand dollars ($250,000). The loan bore interest at the rate of eight percent (8.0%) per year with an initial maturity date of October 31, 2009. The maturity date was subsequently extended to September 10, 2010. Principal and interest on the unsecured promissory note were paid in full during the fourth quarter of fiscal 2010.

10. Income Taxes
No income tax benefit was recorded for fiscal 2010 due to an increase in the deferred tax asset valuation allowance. In fiscal 2010, the deferred tax asset increased $833,000 primarily due to an increase in the net operating loss carryforward. The increase in the deferred tax asset was offset by a corresponding increase in the valuation allowance. No income tax benefit was recorded in fiscal 2009 due to an increase in the deferred tax asset valuation allowance. In fiscal 2009, the deferred tax asset increased $938,000 primarily due to an increase in the net operating loss carryforward and a provision for inventory reserves, and decreased $199,000 due to the expiration of state income tax credits. No income tax expense was recorded for fiscal 2008 due to utilization of net operating loss and alternative minimum tax credit carryforwards. In fiscal 2008, the deferred tax asset decreased $141,000, which was offset by a decrease in the valuation allowance by the same amount.

Wegener Corporation and subsidiary

The effective income tax rate differs from the U.S. federal statutory rate as follows:

	Years Ended
	September 3, 2010	August 28, 2009	August 29, 2008
Statutory U.S. income tax rate	34.0%	34.0%	(34.0)%
State taxes, net of federal benefits	2.0	2.0	(2.1)
Expired state tax credit	-	(7.6)	-
Valuation allowance	(36.0)	(28.4)	36.0
Non-deductible expenses	(.1)	(.1)	(0.8)
Other, net	.1	.1	0.9
Effective income tax rate	-%	-%	-%

The effective tax rate for fiscal 2010, 2009 and 2008 reflected the recording of a full valuation allowance against net deferred tax assets, as further discussed below.

Deferred tax assets and liabilities that arise as a result of temporary differences are as follows:

	September 3, 2010	August 28, 2009
Deferred tax assets (liabilities):
Inventory reserves	$2,290,000	$2,301,000
Accounts receivable allowance	53,000	56,000
Accrued expenses	256,000	239,000
Net operating loss carryforwards	5,167,000	4,352,000
AMT credit carryovers	134,000	134,000
Depreciation	93,000	137,000
Capitalized software costs	(480,000)	(481,000)
Other	(63,000)	(121,000)
Deferred tax assets	7,450,000	6,617,000
Valuation allowance	(7,450,000)	(6,617,000)
Net deferred tax asset	$-	$-
Consolidated balance sheet classifications:
Current deferred tax asset	$2,610,000	$2,548,000
Noncurrent deferred tax asset	4,840,000	4,069,000
Valuation allowance	(7,450,000)	(6,617,000)
Net deferred tax asset	$-	$-

A valuation allowance is established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence was considered in judging the likelihood of realizing tax benefits. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses are one of the most difficult pieces of negative evidence to overcome in the absence of sufficient existing orders and backlog (versus forecasted future orders) supporting a return to profitability. Our assessment indicated that a full valuation allowance for our net deferred tax assets was required as of September 3, 2010 and August 28, 2009. The valuation allowance increased $833,000 in fiscal 2010. At September 3, 2010, net deferred tax assets of $7,450,000 were fully reserved by a valuation allowance.

At September 3, 2010, we had a federal net operating loss carryforward of $14,219,000, of which $1,438,000 expires in fiscal 2021, $1,296,000 in fiscal 2023, $3,396,000 in fiscal 2024, $1,454,000 in fiscal 2025, $1,755,000 in fiscal 2026, $265,000 in fiscal 2027, $2,221,000 in fiscal 2029 and $2,394,000 in fiscal 2030. Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

Effective September 1, 2007, we adopted authoritative guidance on accounting for uncertain income tax positions. Accordingly, assets and liabilities are recognized for a tax position, based solely on its technical merits that is believed to be more likely than not to be fully sustainable upon examination. As of September 3, 2010 and August 28, 2009, there was no accrual for interest or penalties related to uncertain tax positions. Our accounting policy for penalties and interest is to include such amounts, if any, in income tax expense.

Wegener Corporation and subsidiary

We reassess the validity of our conclusions regarding uncertain income tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. As we believe that all such positions are fully supportable by existing Federal law and related interpretations, there are no uncertain positions to consider in accordance with ASC 740.

We are subject to U.S. federal income tax as well as income tax of numerous state jurisdictions. We are subject to U.S. federal tax examinations by tax authorities for fiscal years 2007 through 2010. Income tax examinations that we may be subject to from the various state taxing authorities vary by jurisdiction.

11.  Share-Based Compensation Plans
2010 Incentive Plan. On February 2, 2010, our stockholders approved the 2010 Incentive Plan (the “2010 Plan”). The effective date of the 2010 Plan was January 1, 2010 and the 2010 Plan has a ten-year term. The 2010 Plan provides for awards of up to an aggregate of 1,250,000 shares of common stock which may be represented by (i) incentive or nonqualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) deferred stock, or (v) performance units entitling the holder, upon satisfaction of certain performance criteria, to awards of common stock or cash. The maximum total number of shares of restricted stock, deferred stock and/or performance units that may be granted at full value shall not exceed 500,000 shares. Eligible participants include officers and other key employees, non-employee directors, consultants and advisors to the Company. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights may not be less than 100% of the fair market value on the date of grant or, in the case of an option granted to a 10% or greater stockholder, not less than 110% of the fair market value on the date of grant. The exercise price for any other option and stock appreciation rights shall be at least 100% of the fair market value on the date of grant. The exercise period for nonqualified stock options may not exceed ten years and one day from the date of the grant, and the exercise period for incentive stock options or stock appreciation rights shall not exceed ten years from the date of the grant (five years for a 10% or greater stockholder). No awards have been granted under the 2010 Plan.

1998 Incentive Plan. On February 26, 1998, our stockholders approved the 1998 Incentive Plan (the “1998 Plan”). The effective date of the 1998 Plan is January 1, 1998 and the 1998 Plan had a ten-year term. The 1998 Incentive Plan expired and terminated effective December 31, 2007. The Plan provided for awards of up to an aggregate of 2,000,000 shares of common stock which could be represented by (i) incentive or nonqualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) deferred stock, or (v) performance units entitling the holder, upon satisfaction of certain performance criteria, to awards of common stock or cash. In addition, the 1998 Plan provided for loans and supplemental cash payments to persons participating in the 1998 Plan in connection with awards granted. Eligible participants included officers and other key employees, non-employee directors, consultants and advisors to the Company. The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights could not be less than 100% of the fair market value on the date of grant or, in the case of an option granted to a 10% or greater stockholder, could not be less than 110% of the fair market value on the date of grant. The exercise price for any other option and stock appreciation rights could be at least 75% of the fair market value on the date of grant. The exercise period for nonqualified stock options could not exceed ten years and one day from the date of the grant, and the expiration period for incentive stock options or stock appreciation rights could not exceed ten years from the date of the grant (five years for a 10% or greater stockholder). The 1998 Plan contained an automatic option grant program to non-employee members of the Board of Directors. Such members could each be granted an option to purchase 3,000 shares of common stock on the last day of each December on which regular trading occurred on the NASDAQ Stock Market, at an exercise price equal to the fair market value of such stock on the date of grant. Such options could be exercisable during the period of ten years and one day from the date of grant of the option. On December 31, 2007, the five non-employee directors were granted options to purchase an aggregate of 15,000 shares at an exercise price of $0.85.

1989 Directors' Incentive Plan. On January 9, 1990, the stockholders approved the Wegener Corporation 1989 Directors' Incentive Plan (“1989 Plan”), permitting certain participating directors of the Company to be eligible to receive incentive awards consisting of common stock of the Company, performance units or stock appreciation rights payable in stock or cash, or nonqualified stock options to purchase such stock, or any combination of the foregoing, together with supplemental cash payments. The aggregate number of shares of common stock that could be awarded under the 1989 plan was 300,000 shares. The exercise price per share for nonqualified stock options or stock appreciation rights could not be less than 85% of fair market value on the date the award is made or not more than nine trading days immediately preceding such date. The expiration period for a nonqualified stock option was ten years and one day from the date of the grant. The expiration period for stock appreciation rights, including any extension, could not exceed ten years from the date of grant. This plan terminated and expired effective December 1, 1999. During fiscal 2009, options for 16,000 shares of common stock expired. At August 28, 2009, no options remained outstanding under the 1989 Plan.

Wegener Corporation and subsidiary

A summary of stock option transactions for the above plans follows:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at:
August 31, 2007	971,531	$.63 – 2.72	$1.55
Granted	15,000	.85	.85
Forfeited or cancelled	(58,000)	1.41 – 2.21	1.45
Outstanding at:
August 29, 2008	928,531	$.63 – 2.72	$1.55
Forfeited or cancelled	(197,156)	1.41 – 2.21	2.03
Outstanding at:
August 28, 2009	731,375	$.63 – 2.50	$1.42
Forfeited or cancelled	(66,000)	2.31	2.31
Outstanding at September 3, 2010	665,375	$.63 – 2.50	$1.33
Available for issue at September 3, 2010	-	-	-
Options exercisable at:
September 3, 2010	665,375	$.63 – 2.50	$1.33
August 28, 2009	731,375	$63 – 2.50	$1.55.

The weighted average remaining contractual life of options outstanding and exercisable at September 3, 2010, was 3.0 years. There was no intrinsic value of the options outstanding and exercisable at September 3, 2010. The weighted average grant-date fair value of options granted during fiscal year 2008 was $0.51.

12.  Employee Benefit Plans
WCI has a 401(k) Profit Sharing Plan and Trust (the “Plan”) covering substantially all employees. Amounts to be contributed to the Plan each year are subject to the approval of the Board of Directors. No profit sharing contributions were declared for fiscal years 2010, 2009 and 2008.

Eligible WCI employees are permitted to make contributions, up to certain regulatory limits, to the Plan on a tax deferred basis under Section 401(k) of the Internal Revenue Code. The Plan provides for a minimum company matching contribution on a quarterly basis at the rate of 25% of employee contributions with a quarterly discretionary match. During the fourth quarter of fiscal 2009 and for fiscal 2010, all matching contributions, including a discretionary matching contribution of 25%, were suspended. In addition, the Plan was amended to make all company matching contributions discretionary. During fiscal year 2008, an additional discretionary matching contribution of 25% of employee contributions was made for all quarters. All matching contributions are in the form of the Company’s stock or cash at the discretion of the Board of Directors. During fiscal 2009 and 2008, all matching contributions in the amount of $155,000 and $298,000, respectively, were in the form of cash.

13.  Segment Information and Concentrations
ASC Topic 280 “Segment Reporting,” established standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on these standards, we have determined that we operate in a single operating segment: the manufacture and sale of satellite communications equipment.

Wegener Corporation and subsidiary

In this single operating segment we have three sources of revenues as follows:

	Years ended
	September 3, 2010	August 28, 2009	August 29, 2008
Direct Broadcast Satellite	$8,516,561	$12,012,781	$20,920,764
Analog and Custom Products	16,875	23,822	29,335
Service	387,983	618,504	544,394
Revenues, net	$8,921,419	$12,655,107	$21,494,493

Concentrations of products representing 10% or more of the year’s revenues are as follows:

	Years ended
	September 3, 2010	August 28, 2009	August 29, 2008
Products:
Private network receivers	13.3%	(a )	(a )
iPump media servers	(a )	19.2%	14.1%
Professional and broadcast receivers	11.9%	12.4%	27.4%
SMD 515 set top boxes	(a )	(a )	12.8%
Audio broadcast receivers	28.0%	18.1%	10.0%
Network control products	11.4%	13.7%	(a )

 (a) Revenues for the year were less than 10% of total revenues.

Products representing 10% or more of annual revenues are subject to fluctuations from year to year as new products and technologies are introduced, new product features and enhancements are added, and as customers upgrade or expand their network operations. Fiscal 2010 product mix included Unity®550 private network receivers to a faith-based organization for network upgrades and continued shipments of Unity® 201audio broadcast receivers to background music providers. Fiscal 2009 and 2008 product mix featured new iPump® media server products for broadcast radio customers adopting store and forward technologies in their network upgrades and a new customer for a digital signage network. The Unity® 4600 and 4650 professional and broadcast receiver products in fiscal 2008 benefited from a new cable network and expansion of high definition television distribution by cable headends.
Revenues by geographic areas are as follows:

	Years ended
	September 3, 2010	August 28, 2009	August 29, 2008
Geographic Area:
United States	$7,119,816	$11,060,100	$17,808,780
Canada	48,650	36,945	359,881
Europe	1,235,258	479,501	952,965
Latin America and Mexico	336,850	1,070,943	2,288,407
Other	180,845	7,618	84,460
Revenues, net	$8,921,419	$12,655,107	$21,494,493

Revenues attributed to geographic areas are based on the location of the customer. All of our assets are located in the United States.

We sell to a variety of domestic and international customers on an open, unsecured account basis. These customers principally operate in the cable television, broadcast business music, private network and data communications industries. Customers representing 10% or more of the fiscal year’s revenues are as follows:

Wegener Corporation and subsidiary

	Years ended
	September 3,		August 28,		August 29,
	2010		2009		2008
Customer 1	22.8%		18.1%		(a	)
Customer 2	10.7%		(a	)	(a	)
Customer 3	(a	)	21.2%		(a	)
Customer 4	(a	)	10.7%		13.3%
Customer 5	(a	)	(a	)	14.4%
Customer 6	(a	)	(a	)	12.1%

(a) Revenues for the year were less than 10% of total revenues.

Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2011 and beyond. Future revenues are subject to the timing of significant orders from customers and are difficult to forecast. As a result, future revenue levels may fluctuate from quarter to quarter.

At September 3, 2010, four customers accounted for approximately 24.2%, 18.1%, 14.1% and 10.7%, respectively, of our accounts receivable while at August 28, 2009, three customers accounted for approximately 22.8%, 15.4% and 11.8%, respectively, of our accounts receivable. When deemed appropriate, we use letters of credit and credit insurance to mitigate the credit risk associated with foreign sales.

During fiscal years 2010 and 2009, we used offshore manufacturers for a significant amount of our finished goods or component inventories. An offshore manufacturer, with facilities located in Taiwan and the Peoples Republic of China, accounted for approximately 79% and 68% of inventory purchases in fiscal 2010 and fiscal 2009, respectively. They have facilities located in Taiwan and the Peoples Republic of China. If these suppliers are unable to meet the Company’s needs, losses of potential customers could result, which could adversely affect operating results.

14. Commitments and Contingencies
Purchase Commitments
We have one manufacturing and purchasing agreement for certain finished goods inventories. At September 3, 2010, outstanding purchase commitments under this agreement amounted to $274,000.

Operating Leases
We lease certain office and manufacturing facilities and equipment under long-term noncancelable operating leases that expire through fiscal 2013. Approximate future minimum lease commitments are as follows: 2011-$67,000; 2012-$64,000; 2013-$27,000. Rent expense under all leases was approximately $101,000, $153,000 and $195,000 for fiscal years 2010, 2009 and 2008, respectively.

Indemnification Obligations
We are obligated to indemnify our officers and the members of our Board of Directors pursuant to our bylaws and contractual indemnity agreements. We routinely sell products with limited intellectual property indemnification included in the terms of sale or in certain contractual arrangements. The scope of these indemnities varies, but in some instances includes indemnification for costs, damages and expenses (including reasonable attorneys’ fees) finally awarded in any suit by a third party against the purchaser to the extent based upon a finding the design or manufacture of the purchased item infringes the proprietary rights of such third party. Certain requests for indemnification have been received by us pursuant to these arrangements.

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

Wegener Corporation and subsidiary

On June 1, 2006, a complaint substantially similar to the above described suit was filed by Rembrandt against Time Warner Cable (TWC) in the United States District Court for the Eastern District of Texas. Wegener has not been named a party in the suit, but TWC has requested us (as well as other equipment vendors) to contribute a portion of the defense costs related to this matter as a result of the products that we and others have sold to TWC. To date, we have not agreed to contribute to the payment of legal costs related to this case.

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

These actions have been consolidated into a multi-district action pending in the United States District Court for the District of Delaware. On October 23, 2009, the Delaware District Court issued an Order dismissing eight of the substantive patent claims embodied in the consolidated action, as well as all counterclaims. The parties also have agreed to summary judgment of non-infringement on a remaining patent claim, but the grounds for such summary judgment have not yet been finalized. The Court subsequently asked each of the parties to the consolidated lawsuits to submit any motions for fees and costs with respect to one another by November 16, 2009. Parties have submitted briefs on that issue, which has yet to be decided by the Court.

On October 4, 2010, a Second Amended Complaint was filed by Multimedia Patent Trust (“MPT”) against Fox News Networks, LLC (“Fox News”) and other parties in the United States District Court for the Southern District of California for patent infringement. (The initial Complaint was filed on January 19, 2010). The Second Amended Complaint asserts that Fox News has infringed upon certain MPT patents relating to video compression, encoding and decoding. This litigation may be very expensive to defend and there could be significant financial exposure if MPT is successful in its claims. On November 3, 2010, however, Fox News wrote to Wegener, asking Wegener to fully indemnify, hold harmless and defend Fox News in connection with the litigation. In its letter, Fox News states that it has identified Wegener as a vendor that provided Fox News with products and/or services relating to video compression. Fox News states further that it believes that MPT’s claims give rise to indemnity obligations and other obligations for Wegener products obtained from Wegener by Fox News. The November 3, 2010 letter asks Wegener to acknowledge such tender on or before November 24, 2010. Wegener has not agreed to do so, nor has Wegener acknowledged or agreed that the specific claims against Fox by MPT give rise to such obligations on the part of Wegener. At this point, we are unable to assess the impact of this litigation, if any, on Wegener.

To date, there have been no findings related to the above matters that our products and/or services have infringed upon the proprietary rights of others. Although it is reasonably possible a liability may be incurred in the future related to these indemnification claims, at this point, any possible range of loss cannot be reasonably estimated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 3, 2010, the Audit Committee of the Board of Directors of Wegener Corporation (the “Company”) dismissed BDO USA, LLP, formerly known as BDO Seidman, LLP (“BDO USA”) as the Company’s independent registered public accounting firm, effective on that date.

The reports of BDO USA on the financial statements of the Company for the fiscal years ended August 28, 2009 and August 29, 2008 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except BDO USA’s audit reports were modified for an uncertainty regarding the Company’s ability to continue as a going concern. In the Annual Reports on Form 10-K filed by the Company for the fiscal years ended August 28, 2009 and August 29, 2008, BDO USA’s audit reports stated that the Company had suffered recurring losses from operations and had a net capital deficiency that raised substantial doubt about the Company’s ability to continue as a going concern. During the fiscal years ended August 28, 2009 and August 29, 2008 and through June 3, 2010, there were no disagreements between the Company and BDO USA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of BDO USA would have caused them to make reference thereto in their reports on the financial statements for such fiscal years.  During the period described in the preceding sentence, there were no “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

Wegener Corporation and subsidiary

The Company provided BDO USA with a copy of this disclosure and requested that BDO USA furnish it with a letter addressed to the United States Securities and Exchange Commission stating whether it agrees with the above statements. A copy of BDO USA’s letter, dated June 8, 2010, was attached as Exhibit 16.1 to our Form 8-K filed on June 8, 2010.

On June 3, 2010, the Audit Committee of the Board of Directors of the Company appointed Habif, Arogeti & Wynne, LLP (“Habif, Arogeti & Wynne”) as the Company’s independent registered public accounting firm for fiscal year 2010.  During the fiscal years ended August 28, 2009 and August 29, 2008 and through the date of the appointment of Habif, Arogeti & Wynne, neither the Company nor anyone on the Company’s behalf consulted with Habif, Arogeti & Wynne with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has evaluated, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (September 3, 2010). Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified  in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, using the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of September 3, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None

Wegener Corporation and subsidiary

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information contained in the Proxy Statement pertaining to the 2011 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated herein by reference in partial response to this item. See also Item 1. “Business - Executive Officers of the Registrant” on page 11 of this Report.

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

Wegener Corporation and subsidiary

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of Wegener Corporation and subsidiary and the related Reports of Independent Registered Public Accounting Firms thereon are filed as part of this report:

Report of Independent Registered Public Accounting Firm (Habif, Arogeti & Wynne, LLP).

Report of Independent Registered Public Accounting Firm (BDO USA, LLP, formerly known as BDO Seidman, LLP).

Consolidated Balance Sheets – September 3, 2010 and August 28, 2009.

Consolidated Statements of Operations - Years ended September 3, 2010, August 28, 2009, and August 29, 2008.

Consolidated Statements of (Capital Deficit) Shareholders' Equity - Years ended September 3, 2010, August 28, 2009, and August 29, 2008.

Consolidated Statements of Cash Flows - Years ended September 3, 2010, August 28, 2009, and August 29, 2008.

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
Years ended September 3, 2010, August 28, 2009 and August 29, 2008.

(a) (3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index below.

(b)	See Part IV, Item 15(a) (3).

(c)	See Part IV, item 15(a) (2).

Wegener Corporation and subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Wegener Corporation
Johns Creek, Georgia

 The audit referred to in our report dated November 15, 2010, relating to the consolidated financial statements of Wegener Corporation and subsidiary, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

 In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Habif, Arogeti & Wynne, LLP.

Atlanta, Georgia

November 15, 2010

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

BDO USA, LLP (formerly known as BDO Seidman, LLP)
Atlanta, Georgia
November 25, 2009

Wegener Corporation and subsidiary

SCHEDULE II
WEGENER CORPORATION AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period

Allowance for doubtful accounts receivable:

Year ended September 3, 2010	$146,010	$80,000	$(86,317)	$-	$139,693

Year ended August 28, 2009	$230,233	$-	$(84,223)	$-	$146,010

Year ended August 29, 2008	$251,316	$-	$(21,083)	$-	$230,233

Inventory Reserves:

Year ended September 3, 2010	$4,689,357	$90,000	$(304,069)	$-	$4,475,288

Year ended August 28, 2009	$4,070,305	$630,000	$(10,948)	$-	$4,689,357

Year ended August 29, 2008	$4,092,313	$-	$(22,008)	$-	$4,070,305

Accrued Warranty:

Year ended September 3, 2010	$98,882	$50,000	$(12,434)	$-	$136,448

Year ended August 28, 2009	$228,882	$-	$-	$(130,000)	$98,882

Year ended August 29, 2008	$534,052	$50,000	$(45,170)	$(310,000)	$228,882

Wegener Corporation and subsidiary

EXHIBIT INDEX

The following documents are filed as exhibits to this report. An asterisk (*) identifies exhibits filed herewith. Exhibits which are not required for this report are omitted. Exhibits 10.3 through 10.6, 10.8, 10.10 and 10.11 identify management contracts or compensatory plans.

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation as amended through May 4, 1989. (1)

3.1.1	Amendment to Certificate of Incorporation. (2)

3.1.2	Amendment to Certificate of Incorporation effective January 27, 2009.

3.2	By-laws of the Company, as Amended and Restated May 17, 2006. (19)

3.2.1	Amendments to Article III, Section 3.2 and Article XII of the By-laws of the Company, effective as of September 29, 2006. (4)

4.1	See By-Laws and Certificate of Incorporation, Exhibits 3.1 and 3.2. See Articles II and VIII of the By-Laws and Article IV of the Certificate.

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

Wegener Corporation and subsidiary

Exhibit No.	Description of Exhibit
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

4.2.10
Loan and Security Agreement – Eleventh Amendment dated September 14, 2009, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $4,000,000 combined revolving credit note and term note. (23)

4.2.11
Loan and Security Agreement –Twelfth Amendment dated October 8, 2009, by and between Wegener Communications, Inc. and The David E. Chymiak Trust Dated December 15, 1999, as assignee of the Bank of America, N.A., successor interest by merger to LaSalle Bank National Association, respecting $4,000,000 combined revolving credit note and term note. (24)

4.2.12
Loan and Security Agreement –Thirteenth Amendment dated June 11, 2010, by and between Wegener Communications, Inc. and The David E. Chymiak Trust Dated December 15, 1999, as assignee of the Bank of America, N.A., successor interest by merger to LaSalle Bank National Association, respecting $4,000,000 combined revolving credit note and term note. (25)

4.2.13
Loan and Security Agreement –Fourteenth Amendment dated September 3, 2010, by and between Wegener Communications, Inc. and The David E. Chymiak Trust Dated December 15, 1999, as assignee of the Bank of America, N.A., successor interest by merger to LaSalle Bank National Association, respecting $4,250,000 combined revolving credit note and term note. (27)

4.2.14
Loan and Security Agreement –Fiftteenth Amendment dated November 8, 2010, by and between Wegener Communications, Inc. and The David E. Chymiak Trust Dated December 15, 1999, as assignee of the Bank of America, N.A., successor interest by merger to LaSalle Bank National Association, respecting $4,250,000 combined revolving credit note and term note. (28)

4.3	Stockholder Rights Agreement. (3)

4.3.1	Amendment No. 1, dated as of September 29, 2006, to the Company's Stockholder Rights Agreement. (4)

10.1	License Agreement, Distributorship and Supply Agreement, and Purchase Pooling and Warehouse Agreement dated May 28, 1994, by and between Wegener Communications, Inc. and Cross Technologies, Inc. (11)

10.2	Wegener Communications, Inc. 401(k) Profit Sharing Plan and Trust dated January 1, 1982, amended and restated as of January 1, 1984. (12)

10.3	1989 Directors' Incentive Plan. (13)

10.3.1	Amendment to 1989 Directors’ Incentive Plan effective February 1, 1995. (14)

10.4	1998 Incentive Plan. (15)

10.5	Form of Agreement between Wegener Corporation and Robert A. Placek, Ned L. Mountain, and C. Troy Woodbury, Jr. respecting severance payments in the event of a change of control. (16)

Wegener Corporation and subsidiary

Exhibit No.		Description of Exhibit
10.6		Director Compensation Plan for 2004. (17)

10.7		Agreement, dated September 29, 2006, by and among Wegener Corporation, Henry Partners, L.P., Matthew Partners, L.P., Henry Investment Trust, L.P., and David W. Wright. (4)

10.8	*	Executive Compensation for the fiscal year ended September 3, 2010.

10.9		Patent Purchase Agreement effective as of May 22, 2008, by and between Wegener Communications, Inc. and EPAX Consulting Limited Liability Company.(22)

10.10		Amendments to Agreement between Wegener Corporation and Ned L. Mountain, and C. Troy Woodbury, Jr., respectively, respecting severance payments in the event of a change of control.

10.11		Agreement between Wegener Corporation and Robert A. Placek respecting payments in the event of termination of employment.

10.12		2010 Incentive Plan (26)

14.1		Wegener Corporation Code of Business Conduct and Ethics. (18)

21.1		Subsidiary of the Registrant. (17)

23.1	*	Consent of Habif, Arogeti & Wynne, LLP.

23.2	*	Consent of BDO USA, LLP, formerly known as BDO Seidman, LLP.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 1989, as filed with the Commission on November 30, 1989.+
(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997, as filed with the Commission on June 30, 1997.+
(3)	Incorporated by reference to the Company's Current Report on Form 8-K, dated May 1, 2003, as filed with the Commission on May 6, 2003.+
(4)	Incorporated by reference to the Company's Current Report on Form 8-K, dated September 29, 2006, as filed with the Commission on October 3, 2006.+
(5)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 1996, as filed with the Commission on November 27, 1996.+
(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 1998, as filed with the Commission on November 10, 1998.+
(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 2, 2001, as filed with the Commission on April 16, 2001.+
(8)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2002, as filed with the Commission on Jun e 28, 2002.+
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 2003, as filed with the Commission on July 9, 2003.+
(10)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 28, 2004, as filed with the Commission on July 12, 2004.+

Wegener Corporation and subsidiary

(11)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 2, 1994, as filed with the Commission on December 16, 1994.+
(12)	Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended September 2, 2005, as filed with the Commission on January 10, 2006.+
(13)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, as filed with the Commission on November 29, 1990.+
(14)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 1995, as filed with the Commission on December 14, 1995.+
(15)	Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-51205), as filed with the Commission on April 28, 1998.
(16)	Incorporated by reference to the Company's Schedule 14D-9, as filed with the Commission on May 6, 2003.+
(17)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 3, 2004, as filed with the Commission on December 2, 2004.+
(18)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2003, as filed with the Commission on November 26, 2003.+
(19)	Incorporated by reference to the Company's Current Report on Form 8-K, dated May 17, 2006, as filed with the Commission on May 22, 2006.+
(20)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 2006, as filed with the Commission on November 30, 2006.+
(21)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 1, 2007, as filed with the Commission on July 16, 2007.+
(22)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 2008, as filed with the Commission on July 10, 2008.+
(23)	Incorporated by reference to the Company's Current Report on Form 8-K, dated September 13, 2009, as filed with the Commission on September 17, 2009.+
(24)	Incorporated by reference to the Company's Current Report on Form 8-K, dated October 8, 2009, as filed with the Commission on October 14, 2009.+
(25)	Incorporated by reference to the Company's Current Report on Form 8-K, dated June 11, 2010, as filed with the Commission on June 14, 2010.+
(26)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 26, 2010, as filed with the Commission on April 12, 2010.+
(27)	Incorporated by reference to the Company's Current Report on Form 8-K, dated September 3, 2010, as filed with the Commission on September 7, 2010.+
(28)	Incorporated by reference to the Company's Current Report on Form 8-K, dated November 8, 2010, as filed with the Commission on November 9, 2010.+
+	SEC file No. 0-11003

Wegener Corporation and subsidiary

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEGENER CORPORATION
Date: November 15, 2010	By	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of November 2010.

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

Wegener Corporation and subsidiary

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
Habif, Arogeti &Wynne, LLP
5 Concourse Parkway
Suite 1000
Atlanta, Georgia 30328

TRANSFER AGENT
Securities Transfer Corporation
2591 Dallas Parkway
Suite 102
Frisco, Texas 75034

CORPORATE
HEADQUARTERS
11350 Technology Circle
Johns Creek /Atlanta, Georgia 30097-1502

ANNUAL MEETING
The annual meeting of stockholders will be held on January 25, 2011 at 9:00 a.m. at the Corporate Headquarters.

COMMON STOCK
OTCQB Symbol: WGNR.PK

FORM 10-K REPORT
Wegener Corporation's Annual Report on Form 10-K, filed with the Securities and Exchange Commission, is available free of charge by written request to:

     James Traicoff
     Investor Relations
     Wegener Corporation
     11350 Technology Circle
     Johns Creek, Georgia
     30097-1502

WEB SITE
HTTP://WWW.WEGENER.COM

QUARTERLY COMMON
STOCK PRICES
The Company’s common stock is traded over-the-counter.
The quarterly ranges of high and low sale prices for fiscal 2010 and 2009 were as follows:

	High	Low

Fiscal Year Ended September 3, 2010
First Quarter	$.38		$.20
Second Quarter	.29		.08
Third Quarter	.30		.10
Fourth Quarter	.15		.07

Fiscal Year Ended August 28, 2009
First Quarter	$1.10	$	. 32
Second Quarter	.54		.10
Third Quarter	.45		.15
Fourth Quarter	.38		.10

The Company had approximately 333* shareholders of record at November 1, 2010. The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.
*(This number does not reflect beneficial ownership of shares held in nominee names).