Form 10-Q
period 2010-12-03
WEGENER CORP
filed 2011-01-14
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 3, 2010

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

 Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	13,147,051 Shares
Class	Outstanding at December 29, 2010

WEGENER CORPORATION AND SUBSIDIARY
Form 10-Q For the Quarter Ended December 3, 2010

INDEX

		Page
PART I.	Financial Information

Item 1.	Financial Statements

	Introduction	3

	Consolidated Statements of Operations
	(Unaudited) - Three Months Ended
	December 3, 2010 and November 27, 2009	4

	Consolidated Balance Sheets - December 3,
	2010 (Unaudited) and September 3, 2010	5

	Consolidated Statements of (Capital Deficit) Shareholders' Equity
	(Unaudited) - Three Months Ended December 3,
	2010 and November 27, 2009	6

	Consolidated Statements of Cash Flows
	(Unaudited) - Three Months Ended December 3,
	2010 and November 27, 2009	7

	Notes to Consolidated Financial
	Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 4.	Controls and Procedures	22

PART II.	Other Information

Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6.	Exhibits	22

	Signatures	24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INTRODUCTION

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated statements of operations for the three months ended December 3, 2010 and November 27, 2009; the consolidated balance sheet as of December 3, 2010; the consolidated statements of (capital deficit) shareholders' equity as of December 3, 2010 and November 27, 2009; and the consolidated statements of cash flows for the three months ended December 3, 2010 and November 27, 2009 have been prepared without audit. The consolidated balance sheet as of September 3, 2010 has been audited by independent registered public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 3, 2010, File No. 0-11003.

In the opinion of management of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	December 3, 2010		November 27, 2009

Revenues, net		$2,970,347	$1,917,785

Operating costs and expenses
Cost of products sold		1,815,390	1,494,034
Selling, general and administrative		801,397	961,675
Research and development		291,796	374,067

Operating costs and expenses		2,908,583	2,829,776

Operating income (loss)		61,764	(911,991)
Interest expense-related party		(82,755)	(62,803)
Interest expense		(4,785)	(15,616)

Net loss		$(25,776)	$(990,410)

Net loss per share:
Basic and diluted	$	*	$(.08)

Shares used in per share calculation
Basic and diluted		12,647,051	12,647,051

* Less than $ (.01) per share

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 3,	September 3,
	2010	2010
	(Unaudited)
Assets

Current assets
Cash	$164,346	$231,091
Accounts receivable, net	2,536,346	1,633,971
Inventories, net	2,076,501	3,145,090
Other	173,336	234,986

Total current assets	4,950,529	5,245,138

Property and equipment, net	1,568,950	1,618,015
Capitalized software costs, net	1,261,889	1,263,405
Other assets	225,242	234,944

Total assets	$8,006,610	$8,361,502

Liabilities and Capital Deficit

Current liabilities
Line of credit-related party	$3,800,000	$3,850,000
Accounts payable	1,684,577	2,142,114
Accrued expenses	1,997,089	1,731,522
Deferred revenue	450,222	529,583
Customer deposits	232,186	239,971

Total current liabilities	8,164,074	8,493,190

Commitments and contingencies

Capital deficit
Common stock, $.01 par value; 30,000,000 shares authorized; 12,647,051 shares issued and outstanding	126,471	126,471
Additional paid-in capital	20,006,702	20,006,702
Accumulated deficit	(20,290,637)	(20,264,861)

Total capital deficit	(157,464)	(131,688)

Total liabilities and capital deficit	$8,006,610	$8,361,502

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF (CAPITAL DEFICIT) SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance at August 28, 2009	12,647,051	$126,471	$20,006,702	$(17,951,481)
Net loss for the three months	-	-	-	(990,410)

BALANCE at November 27, 2009	12,647,051	$126,471	$20,006,702	$(18,941,891)

Balance at September 3, 2010	12,647,051	$126,471	$20,006,702	$(20,264,861)
Net loss for the three months	-	-	-	(25,776)

BALANCE at December 3, 2010	12,647,051	$126,471	$20,006,702	$(20,290,637)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	December 3, 2010	November 27, 2009

Cash flows from operating activities
Net loss	$(25,776)	$(990,410)
Adjustments to reconcile net loss to
cash provided by (used for) operating activities
Depreciation and amortization	285,911	320,657
Increase in provision for bad debts	55,000	15,000
Increase in provision for inventory reserves	35,000	15,000
Increase in provision for warranty reserves	20,000	-
Changes in assets and liabilities
Accounts receivable	(957,375)	(4,101)
Inventories	1,033,589	330,218
Other assets	62,235	36,858
Accounts payable	(477,537)	(683,830)
Accrued expenses	265,567	124,307
Deferred revenue	(79,361)	(27,470)
Customer deposits	(7,786)	18,378

Net cash provided by (used for) operating activities	209,467	(845,393)

Cash flows from investing activities
Property and equipment expenditures	(3,750)	(2,219)
Capitalized software additions	(222,462)	(212,261)

Net cash used for investing activities	(226,212)	(214,480)

Cash flows from financing activities
Change in borrowings under revolving line-of-credit	(50,000)	1,141,953

Net cash (used for) provided by financing activities	(50,000)	1,141,953

(Decrease) increase in cash	(66,745)	82,080
Cash, beginning of period	231,091	3,476
Cash, end of period	$164,346	$85,556

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,154	$15,616

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

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $20,291,000 at December 3, 2010.  We had a working capital deficit of approximately $3,214,000 at December 3, 2010 compared to working capital deficits of $3,248,000 at September 3, 2010 and $1,139,000 at August 28, 2009.

At December 3, 2010, our primary source of liquidity was a $4,250,000 loan facility, which initially matures on April 7, 2011.  The loan facility automatically renews for successive twelve (12) month periods provided, however, the lender may terminate the facility by providing ninety (90) days’ prior written notice of termination at any time beginning on or after ninety (90) days prior to the maturity date.  No assurances may be given that subsequent to April 7, 2011, our loan facility will continue for the duration of the twelve month renewal period.  In the event of a ninety day notice of termination of our loan facility, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan.  There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

Our cash flow requirements during the first quarter of fiscal 2011 were financed by our working capital. Our net borrowings under our loan facility decreased $50,000 to $3,800,000 at December 3, 2010 from $3,850,000 at September 3, 2010.  At January 7, 2011, the outstanding balance on the line of credit was at the maximum limit of $4,250,000 and our cash balances were approximately $387,000.

During the prior three fiscal years, we made reductions in headcount, engineering consulting, and other operating and overhead expenses.  Beginning in January 2009 and continuing throughout fiscal 2010, we reduced paid working hours Company-wide by approximately 10%.  During the first quarter of fiscal 2011, to increase engineering capacity, the 10% reduction in paid working hours was eliminated for engineering personnel.  In addition during the first quarter of fiscal 2011, we made further reductions in headcount to bring the current number of employees to 47. During fiscal 2009 and fiscal 2010, as well as to date in fiscal 2011, due to insufficient cash flow from operations and a maximum borrowing limit under our loan facility, we negotiated extended payment terms with our two offshore vendors and have been extending other vendors well beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided.  In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed.  Any interruption of services or materials or initiation of legal means to collect balances owed would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

During the first quarter of fiscal 2011 bookings were approximately $3.2 million compared to $1.8 million in the same period of fiscal 2010. During fiscal 2010 and fiscal 2009 bookings were $8.3 million and $5.5 million, respectively.  These bookings, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

 Our backlog scheduled to ship within eighteen months was approximately $6.3 million at December 3, 2010, compared to $6.0 million at September 3, 2010, and $4.2 million at November 27, 2009.  The total multi-year backlog at December 3, 2010 was approximately $6.3 million, compared to $6.1 million at September 3, 2010 and $6.6 million at November 27, 2009. Approximately $3.3 million of the December 3, 2010 backlog is scheduled to ship during the remainder of fiscal 2011.

Our bookings and revenues to date in fiscal 2011 and during fiscal 2010 and fiscal 2009 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations.  In addition, significant fiscal 2011 shippable bookings are currently required to meet our quarterly financial and cash flow projections for the remainder of fiscal 2011.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 2 Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended September 3, 2010. The following are updates to those policies.

Recently Adopted Accounting Guidance

On September 4, 2010, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on revenue recognition. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product are no longer within the scope of the software revenue recognition guidance, and software-enabled products are now subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of the selling price for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Adoption of the new guidance did not have a material impact on our consolidated financial statements or result in any change in our units of accounting or timing of revenue recognition and is not expected to have a material impact in subsequent periods.

Revenue Recognition
Our principal sources of revenue are from the sale of satellite communications equipment (“hardware products”) and network control software products (“software poducts”), and product repair services, extended maintenance contracts and installation and training services (“services”).  Historically, product repair services, maintenance contracts and installation and training services are less than 10% of our net revenues.  Our revenue recognition policies are in compliance with FASB Accounting Standards Codification (ASC) Topic 605 “Revenue Recognition.”  Revenue is recognized when persuasive evidence of an agreement with the customer exists, delivery has occurred or services have been provided, the sales price is fixed or determinable, collectability is reasonably assured, and risk of loss and title have transferred to the customer.  Revenue from hardware product sales is recognized when risk of loss and title has transferred which is generally upon shipment or in some cases upon delivery.  Hardware products are typically sold on a stand-alone basis but may include hardware maintenance contracts.  Embedded in our hardware products is internally developed software of varying applications that function together with the hardware to deliver the product's essential functionality.  The embedded software is not sold separately, is not a significant focus of the marketing effort and we do not provide post-contract customer support specific to embedded software.  The functionality that the software provides is marketed as part of the overall product.  When arrangements contain multiple elements, the deliverables are separated into more than one unit of accounting when the following criteria are met: (i) the delivered element(s) has value to the customer on a stand-alone basis, and (ii) if a general right of return exits relative to the delivered item, delivery or performance of the undelivered element(s) is probable and substantially in the control of the Company. We allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of selling price (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) management’s best estimate of the selling price (“BESP”). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by the Company for that deliverable. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. We determine the BESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.  If a delivered element does not meet the criteria in the applicable accounting guidance to be considered a separate unit of accounting, revenue is deferred until the undelivered elements are fulfilled.  Accordingly, the determination of BESP can impact the timing of revenue recognition for an arrangement.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Service revenues are recognized at the time of performance.  Extended maintenance contract revenues are recognized ratably over the term of the arrangement, which is typically one year.  For network control software products we recognize revenue in accordance with the applicable software revenue recognition guidance as previously discussed in our most recent annual report on Form 10k.  Typical deliverables in a software arrangement may include network control software, extended software maintenance contracts, training and installation.  Provisions for returns, discounts and trade-ins, based on historical experience, have not been material.

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by the buyer, and no additional performance obligations by the Company exist.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  During November 2010, approximately $550,000 of revenues to one customer were recorded as bill and hold transactions.

We have included all shipping and handling billings to customers in revenues, and freight costs incurred for product shipments have been included in cost of products sold.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Examples include valuation allowances for deferred tax assets, and provisions for bad debts, inventory obsolescence and accrued expenses.  Actual results could differ from these estimates.

Fiscal Year
We use a fifty-two, fifty-three week year.  The fiscal year ends on the Friday closest to August 31.  The first quarter of fiscal years 2011 and 2010 both contained thirteen weeks.  Fiscal year 2011 contains fifty-two weeks while 2010 contained fifty-three weeks.

Note 3 Accounts Receivable

Accounts receivable are summarized as follows:

	December 3,	September 3,
	2010	2010
	(Unaudited)

Accounts receivable – trade	$2,730,547	$1,743,411
Other receivables	503	30,253
	2,731,050	1,773,664
Less allowance for doubtful accounts	(194,704)	(139,693)

Accounts receivable, net	$2,536,346	$1,633,971

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 Inventories

Inventories are summarized as follows:

	December 3,	September 3,
	2010	2010
	(Unaudited)

Raw material	$3,302,448	$3,641,664
Work-in-process	609,412	703,531
Finished goods	2,650,207	3,275,183
	6,562,067	7,620,378
Less inventory reserves	(4,485,566)	(4,475,288)

Inventories, net	$2,076,501	$3,145,090

Our inventory reserve is to provide for items that are potentially slow moving, excess or obsolete.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional slow moving, excess or obsolete inventory that is unsaleable or saleable at reduced prices.  No estimate can be made of a range of amounts of loss from obsolescence that is reasonably possible should our sales efforts not be successful.

Note 5 Accrued Expenses

Accrued expenses consisted of the following:

	December 3,
	2010	September 3,
	(Unaudited)	2010

Vacation	$565,985	$538,268
Interest	521,547	436,490
Payroll and related expenses	205,427	101,939
Royalties	143,183	99,212
Warranty	156,448	136,448
Taxes and insurance	76,227	97,810
Commissions	23,413	23,413
Professional fees	120,055	155,238
Other	184,084	142,704

	$1,997,089	$1,731,522

Note 6 Deferred Revenue

Deferred revenue consists of the unrecognized revenue portion of extended service maintenance contracts. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year.  At December 3, 2010, deferred extended service maintenance revenues were $440,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2011 and into fiscal 2012.

Note 7 Finance Arrangements
Revolving Line of Credit

WCI’s revolving line of credit (“loan facility”), amended and effective October 8, 2009, is provided by The David E. Chymiak Trust Dated December 15, 1999 (the “Trust”). The Trust is controlled by David E. Chymiak who is a beneficial owner of 8.8% of our outstanding common stock.  The loan facility provides a maximum credit limit of $4,250,000 excluding any accrued unpaid interest and bears interest at the rate of eight percent (8.0%) per annum.  The term of the amended loan facility is eighteen (18) months beginning October 8, 2009 (“Original Term”), or upon demand in the event of default as provided by the loan facility.  The loan facility automatically renews for successive twelve (12) month periods provided, however, the lender may terminate the facility by providing ninety (90) days’ prior written notice of termination at any time beginning on or after ninety (90) days prior to the expiration of the Original Term.  Principal and interest shall be payable upon the earlier of the maturity date, an event of default, or 90 days  following the date on which the Trust provides written notice to terminate the agreement.  All principal and interest shall be payable in U.S. dollars or, upon mutual agreement of the parties decided in good faith at the time payment is due, other good and valuable consideration.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The loan facility is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.  At December 3, 2010, balances outstanding on the revolving line of credit amounted to $3,800,000.  At January 7, 2011, the outstanding balance on the line of credit was at the maximum credit limit of $4,250,000.

The amended loan facility requires us to be in compliance with a solvency representation provision on the last day of our second quarter in fiscal 2011 (March 4, 2011). This representation requires us to be able to pay our debts as they become due, have sufficient capital to carry on our business and own property at a fair saleable value greater than the amount required to pay our debts.  In addition, we are required to retain certain executive officers and are precluded from paying dividends.

No assurances may be given that subsequent to the maturity date of April 7, 2011 our loan facility will continue for the duration of the twelve month renewal period.  In the event of a ninety day notice of termination of our loan facility, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan.  There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

Note 8 Income Taxes

For the three months ended December 3, 2010, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance.  The valuation allowance increased $10,000 in the first quarter of fiscal 2011.  At December 3, 2010, net deferred tax assets of $7,460,000 were fully reserved by a valuation allowance.

At December 3, 2010, we had a federal net operating loss carryforward of approximately $14,158,000, which expires beginning fiscal 2021 through fiscal 2031.  Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

Note 9 Share-Based Compensation

Subsequent to December 3, 2010, pursuant to the 2010 Incentive Plan, the Compensation Committee authorized the issuance to all eligible employees of the Company common stock options to purchase an aggregate of 563,700 shares of common stock and issued equally to the four non-employee members of the Board of Directors common stock options to purchase an aggregate of 100,000 shares of common stock. Stock options for 638,700 shares of common stock are exercisable at $0.125 and one stock option for 25,000 shares of common stock, issued to a 10% or greater stockholder and executive officer, is exercisable at $0.1375. The options vest upon issuance and expire five years from the date of issuance. In addition, 500,000 shares of restricted common stock were granted to two executive officers.  Such shares may not be sold until a six-month restricted period expires. The aggregate grant date fair value of the total awards, calculated in accordance with ASC 718, were approximately $111,000 which will be recognized as compensation expense in the second quarter of fiscal 2011. The weighted-average assumptions used in the option pricing model for the stock option grants were as follows: expected volatility - 70%; risk free interest rate - 1.50%; expected life – 5 years; expected dividend yield – none.  In addition, tax reimbursement bonuses related to the restricted stock awards were granted in the amount of $32,319 which will also be recognized as compensation expense in the second quarter of fiscal 2011. Subsequent to these awards, 86,300 shares of common stock remained available for issuance under the 2010 Incentive Plan.

Note 10 Earnings Per Share (Unaudited)

The following table presents required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net (loss) earnings per share computations.  The calculation of (loss) earnings per share is subject to rounding differences.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended
	December 3, 2010				November 27, 2009
	Loss (Numerator)	Shares (Denominator)	Per share amount		Loss (Numerator)	Shares (Denominator)	Per Share amount
Net loss	$(25,776)				$(990,410)
Basic loss per share:
Net loss available to common shareholders	$(25,776)	12,647,051	$	*	$(990,410)	12,647,051	$(.08)
Effect of dilutive potential common shares:
Stock options	-	-			-	-

Diluted loss per share:
Net loss available to common shareholders	$(25,776)	12,647,051	$	*	$(990,410)	12,647,051	$(.08)

* Less than $(.01) per share

Stock options which were excluded from the diluted net (loss) earnings per share calculation due to their antidilutive effect are as follows:

	Three months ended
	December 3, 2010	November 27, 2009
Common stock options:
Number of shares	665,375	731,375
Range of exercise prices	$.63 to $2.50	$.63 to $2.50

Note 11 Segment Information and Concentrations (Unaudited)

In accordance with ASC Topic 280 “Segment Reporting,” we operate within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment we have two sources of revenues as follows:

	Three months ended
	December 3,	November 27,
	2010	2009
Product Line
Direct Broadcast Satellite	$2,853,966	$1,796,509
Service	116,381	121,276
Revenues, net	$2,970,347	$1,917,785

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concentration of revenues for the respective periods’ revenues are as follows:

	Three months ended
	December 3,		November 27,
	2010		2009

Product/Service
iPump media servers	41.3%		(a	)
Audio broadcast receivers	24.3%		22.4%
Professional video receivers	(a	)	29.1%
Network control software products	(a	)	(a	)
Product service repairs	(a	)	(a	)
Extended maintenance contracts	(a	)	(a	)

(a) less than 10% of total revenues

Products representing 10% or more of annual revenues are subject to fluctuations from quarter to quarter as new products and technologies are introduced, new product features and enhancements are added, and as customers upgrade or expand their network operations.

Revenues by geographic area are as follows:

	Three months ended
	December 3,	November 27,
	2010	2009

Geographic Area
United States	$1,345,232	$1,715,056
Latin America	1,197,944	25,757
Canada	41,526	1,610
Europe	373,775	99,567
Other	11,870	75,795

Revenues, net	$2,970,347	$1,917,785

Customers representing 10% or more of the respective periods’ revenues are as follows:

	Three months ended
	December 3,		November 27,
	2010		2009
Customer 1	22.8%		23.0%
Customer 2	(a	)	10.2%
Customer 3	(a	)	10.1%
Customer 4	39.3%		(a )

(a) Revenues for the period were less than 10% of total revenues.

Note 12 Commitments

We have one manufacturing and purchasing agreement for certain finished goods inventories. At December 3, 2010, outstanding purchase commitments under these agreements amounted to $614,000.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 Indemnifications

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

Additionally, we are obligated to indemnify our officers and the members of our Board of Directors pursuant to our bylaws and contractual indemnity agreements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 3, 2010 contained in the Company’s 2010 Annual Report on Form 10-K.

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements are subject to the safe harbors created thereby.  Forward-looking statements may be identified by words such as "believes," "expects," "projects," "plans," "anticipates," and similar expressions, and include, for example, statements relating to expectations regarding  future sales, income and cash flows.  Forward-looking statements are based upon the Company’s current expectations and assumptions, which are subject to a number of risks and uncertainties including, but not limited to:  the Company’s ability to continue as a going concern, customer acceptance and effectiveness of recently introduced products; development of additional business for the Company’s digital video and audio transmission product lines; effectiveness of the sales organization; the successful development and introduction of new products in the future; delays in the conversion by private and broadcast networks to next generation digital broadcast equipment; acceptance by various networks of standards for digital broadcasting; the Company’s liquidity position and capital resources; general market and industry conditions which may not improve during fiscal year 2011  and beyond; and success of the Company’s research and development efforts aimed at developing new products.  Additional potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, intellectual property disputes, performance issues with key suppliers and subcontractors, delays in product development and testing, availability of raw materials, new and existing well-capitalized competitors, and other risks and uncertainties detailed from time to time in the Company’s periodic Securities and Exchange Commission filings, including the Company’s most recent Annual Report on Form 10-K.  Such forward-looking statements are subject to risks, uncertainties and other factors and are subject to change at any time, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Forward-looking statements speak only as of the date the statement was made.

These risks were exacerbated by the 2008 crisis in national and international financial markets and the resulting global economic downturn, which has continued into 2011, and we are unable to predict with certainty what long-term effect these developments will continue to have on our Company.  During 2008 and into 2009, the capital and credit markets experienced extended volatility and disruption.  We believe that these unprecedented developments have adversely affected our business, financial condition and results of operations in fiscal years 2009 and 2010 and into the first quarter of fiscal 2011.

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

Revenues for the first quarter of fiscal 2011 increased $1,052,000, or 54.9%, to $2,970,000 from $1,918,000 for the same period in fiscal 2010. The operating results for the three month period ended December 3, 2010, were a net loss of $(26,000) or less than $(0.01) per share, compared to a net loss of $(990,000) or $(0.08) per share, for the three month period ended November 27, 2009.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.  The audit reports relating to the Consolidated Financial Statements for the years ended September 3, 2010, August 28, 2009 and August 29, 2008 contained explanatory paragraphs regarding the Company’s ability to continue as a going concern. (See the Liquidity and Capital Resources section for further discussion.)

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 3, 2010 COMPARED TO THREE MONTHS ENDED NOVEMBER 27, 2009

The following table sets forth, for the periods indicated, the components of our results of operations as a percentage of sales:

	Three months ended (unaudited)
	December 3, 2010	November 27, 2009
Revenues, net	100.0%	100.0%
Cost of products sold	61.1	77.9
Gross profit margin	38.9	22.1
Selling, general and administrative	27.0	50.1
Research and development	9.8	19.5
Operating income (loss)	2.1	(47.5)
Interest expense	(3.0)	(4.1)
Net loss	(0.9)%	(51.6)%

The operating results for the three months ended December 3, 2010, were a net loss of $(26,000) or less than $(0.01) per share, compared to a net loss of $(990,000) or $(0.08) per share for the three months ended November 27, 2009.

During the prior three fiscal years, we made reductions in headcount, engineering consulting and other operating and overhead expenses.  Beginning in January 2009 and continuing through fiscal 2010, we reduced paid working hours Company-wide by approximately 10%.  During the first quarter of fiscal 2011, in order to increase engineering capacity, the 10% reduction in paid working hours was eliminated for engineering personnel.  In addition, during the first quarter of fiscal 2011, we made further reductions in headcount to bring the current number of employees to 47.  The operating results for the first quarter of fiscal 2011 included severance costs of approximately $24,000 compared to $247,000 in the same period of fiscal 2010.

Net Revenues - Revenues for the first quarter of fiscal 2011 increased $1,052,000, or 54.9%, to $2,970,000 from $1,918,000 for the same period in fiscal 2010.  The increase in revenues was due to an increase in shippable bookings for the quarter.  First quarter fiscal 2011 revenues included ipump® 562 enterprise media receivers for an international satellite digital signage project, ipump® 6400 media server equipment for an international health and education network and continued shipments of Encompass LE2 audio receivers to business music provider, Muzak.

First quarter fiscal 2010 revenues were adversely affected by lower than expected shippable bookings as discussed above.  First quarter fiscal 2010 revenues included continued shipments of Encompass LE2 audio receivers, to business music provider, Muzak LLC, Unity® 4600 and Unity® 4650 receivers to Roberts Communications Network for network upgrades and shipments to MegaHertz for distribution of our products to the U.S. cable market.

Revenues and order backlog are subject to the timing of significant orders from customers and remain difficult to forecast. As a result, we expect future revenue levels and operating results to continue to fluctuate from quarter to quarter.  Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2011 and beyond.  For the three months ended December 3, 2010, two customers accounted for 39.3% and 22.8% of revenues, respectively.  For the three months ended November 27, 2009, three customers accounted for 23.0%, 10.2% and 10.1% of revenues, respectively.

Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months.  WCI’s backlog scheduled to ship within eighteen months was approximately $6.3 million at December 3, 2010, compared to $6.0 million at September 3, 2010, and $4.2 million at November 27, 2009.  Two customers accounted for approximately 40.8%and 32.4%, respectively, of the backlog at December 3, 2010.  The total multi-year backlog at December 3, 2010 was approximately $6.3 million, compared to $6.1 million at September 3, 2010 and $6.6 million at November 27, 2009.  Approximately $3.3 million of the December 3, 2010 backlog is scheduled to ship during fiscal 2011.

Gross Profit Margin – The Company’s gross profit margin percentages were 38.9% for the three month period ended December 3, 2010, compared to 22.1% for the three month period ended November 27, 2009. Gross profit margin dollars increased $731,000 for the three month period ended December 3, 2010 compared to the same period ended November 27, 2009.  The increases in margin percentages and dollars were mainly due to the increase in revenues which resulted in lower unit fixed overhead costs.

Cost of products sold in the first quarter of fiscal 2011 included capitalized software amortization expense of $224,000 compared to $211,000 for the same period of fiscal 2010. Inventory reserve and warranty provisions included in cost of products sold were $35,000 and $20,000, respectively, in the first quarter of fiscal 2011, compared to $15,000 and none in the same period of fiscal 2010.  Severance costs charged to cost of products sold in the first quarter of fiscal 2010 were $51,000 compared to none in the first quarter of fiscal 2011.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses decreased $160,000, or 16.7%, to $801,000 in the first quarter of fiscal 2011 from $962,000 in the first quarter of fiscal 2010.  Corporate SG&A expenses in the first quarter of fiscal 2011 decreased $34,000, or 23.7%, to $108,000 from $142,000 in same period of fiscal 2010, mainly due to a decrease in professional fees.  WCI’s SG&A expenses decreased $127,000, or 15.4%, to $693,000 in the first quarter of fiscal 2011 from $820,000 in the same period of fiscal 2010. WCI’s SG&A severance expenses in the first quarter of fiscal 2011 decreased $147,000 to $24,000 from $171,000 in the same period of fiscal 2010.  Additional decreases in SG&A expenses included professional fees of $25,000 and general overhead costs of $36,000 due to lower amortization expense and overall cost reduction efforts. These expense reductions were offset by increases in bad debt expense of $40,000 and in-house commission expense of $16,000 due to an increase in bookings.  As a percentage of revenues, SG&A expenses were 27.0% for the three month period ended December 3, 2010, compared to 50.1% for the same period ended November 27, 2009.

Research and Development - Research and development expenditures, including capitalized software development costs, were $514,000 or 17.3% of revenues in the first quarter of fiscal 2011, compared to $586,000 or 30.6% of revenues for the same period of fiscal 2010.  The decrease in expenditures in the first quarter of fiscal 2011 compared to the same period of fiscal 2010 was mainly due to lower salaries as a result of reduced head count.  Capitalized software development costs amounted to $222,000 in the first quarter of fiscal 2011 compared to $212,000 in the first quarter of fiscal 2010. Research and development expenses, excluding capitalized software development costs, were $292,000 or 9.8% of revenues in the first quarter of fiscal 2011 compared to $374,000 or 19.5% of revenues in the same period of fiscal 2010. During the first quarter of fiscal 2011, to increase engineering capacity, the 10% reduction in paid working hours was eliminated for engineering personnel.  We currently expect to add two additional engineers during the remainder of fiscal 2011 to current staffing levels to accomplish research and development activities scheduled during fiscal 2011.  Should additional engineering resources be required in fiscal 2011, we believe engineering consulting services would be sufficiently available.

Interest Expense - Interest expense increased $10,000 to $88,000 in the first quarter of fiscal 2011 from $78,000 in the same period in fiscal 2010.  The increase was primarily due to an increase in the average outstanding line of credit balance in the first quarter of fiscal 2011 compared to fiscal 2010.

Income Tax Expense - For the three months ended December 3, 2010, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance.  The valuation allowance increased $10,000 in the first quarter of fiscal 2011.  At December 3, 2010, net deferred tax assets of $7,460,000 were fully reserved by a valuation allowance.  At December 3, 2010, we had a federal net operating loss carryforward of approximately $14,158,000, which expires beginning fiscal 2021 through fiscal 2031.  Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
THREE MONTHS ENDED DECEMBER 3, 2010

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $20,291,000 at December 3, 2010.  We had a working capital deficit of approximately $3,214,000 at December 3, 2010 compared to working capital deficits of $3,248,000 at September 3, 2010 and $1,139,000 at August 28, 2009.

At December 3, 2010, our primary source of liquidity was a $4,250,000 loan facility, which initially matures on April 7, 2011.  The loan facility automatically renews for successive twelve (12) month periods provided, however, the lender may terminate the facility by providing ninety (90) days’ prior written notice of termination at any time beginning on or after ninety (90) days prior to the maturity date.  No assurances may be given that subsequent to April 7, 2011 our loan facility will continue for the duration of the twelve month renewal period.  In the event of a ninety day notice of termination of our loan facility, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan.  There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms. The loan facility requires us to be in compliance with a solvency representation provision on the last day of our second quarter in fiscal 2011 (March 4, 2011). This representation requires us to be able to pay our debts as they become due, have sufficient capital to carry on our business and own property at a fair saleable value greater than the amount required to pay our debts.  In addition, we are required to retain certain executive officers and are precluded from paying dividends.

During the first three months of fiscal 2011, our line of credit net borrowings decreased $50,000 to $3,800,000 at December 3, 2010, from $3,850,000 at September 3, 2010.  At January 7, 2011, the outstanding balance on the line of credit was at the maximum limit of $4,250,000 and our cash balances were approximately $387,000. Our cash flow requirements during the first quarter of fiscal 2011 were financed by our working capital.

During the prior three fiscal years, we made reductions in headcount, engineering consulting and other operating and overhead expenses.  Beginning in January 2009 and continuing throughout fiscal 2010, we reduced paid working hours Company-wide by approximately 10%.  During the first quarter of fiscal 2011, to increase engineering capacity, the 10% reduction in paid working hours was eliminated for engineering personnel.  During the first quarter of fiscal 2011, we made further reductions in headcount to bring the current number of employees to 47. During fiscal 2009 and fiscal 2010, as well as to date in fiscal 2011, due to insufficient cash flow from operations and borrowing limitations under our loan facility, we negotiated extended payment terms with our two offshore vendors and have been extending other vendors well beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided.  In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials or initiation of legal means to collect balances owed would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

During the first quarter of fiscal 2011 bookings were approximately $3.2 million compared to $1.8 million in the same period of fiscal 2010. During fiscal 2010 and fiscal 2009 bookings were $8.3 million and $5.5 million, respectively.  These bookings, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

Our backlog scheduled to ship within eighteen months was approximately $6.3 million at December 3, 2010, compared to $6.0 million at September 3, 2010, and $4.2 million at November 27, 2009.  The total multi-year backlog at December 3, 2010 was approximately $6.3 million, compared to $6.1 million at September 3, 2010 and $6.6 million at November 27, 2009. Approximately $3.3 million of the December 3, 2010 backlog is scheduled to ship during fiscal 2011.

Our bookings and revenues to date in fiscal 2011 and during fiscal 2010 and fiscal 2009 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations.  In addition, significant fiscal 2011 shippable bookings are currently required to meet our quarterly financial and cash flow projections for the remainder of fiscal 2011.

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

Financing Agreements

WCI’s revolving line of credit (“loan facility”), amended and effective October 8, 2009, is provided by The David E. Chymiak Trust Dated December 15, 1999 (the “Trust”). The Trust is controlled by David E. Chymiak who is a beneficial owner of 8.8% of our outstanding common stock.  The loan facility provides a maximum credit limit of $4,250,000 excluding any accrued unpaid interest and bears interest at the rate of eight percent (8.0%) per annum.  The term of the amended loan facility is eighteen (18) months beginning October 8, 2009 (“Original Term”), or upon demand in the event of default as provided by the loan facility.  The loan facility automatically renews for successive twelve (12) month periods provided, however, the lender may terminate the facility by providing ninety (90) days’ prior written notice of termination at any time beginning on or after ninety (90) days prior to the expiration of the Original Term.  Principal and interest shall be payable upon the earlier of the maturity date, an event of default, or 90 days  following the date on which the Trust provides written notice to terminate the agreement.  All principal and interest shall be payable in U.S. dollars or, upon mutual agreement of the parties decided in good faith at the time payment is due, other good and valuable consideration.

The loan facility is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.  At December 3, 2010, balances outstanding on the revolving line of credit amounted to $3,800,000.  At January 7, 2011, the outstanding balance on the line of credit was at the maximum credit limit of $4,250,000.

Cash Flows

During the first quarter of fiscal 2011, operating activities provided $209,000 of cash.  Net loss adjusted for expense provisions and depreciation and amortization (before working capital changes) provided cash of $370,000, while changes in accounts receivable, deferred revenue and customer deposit balances used $1,045,000 of cash.  Changes in accounts payable and accrued expenses used $212,000 of cash, while changes in inventories and other assets provided $1,096,000 of cash.  Cash used by investing activities was $226,000, which consisted of capitalized software additions of $222,000 and equipment additions of $4,000. Financing activities used $50,000 of cash for net line of credit payments.

Contractual Obligations

We have one manufacturing and purchasing agreement for certain finished goods inventories. At December 3, 2010, outstanding purchase commitments under these agreements amounted to $614,000.

The Company’s long-term contractual obligations as of December 3, 2010 consisted of:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015
Operating leases	$137,000	$47,000	$90,000	$-
Line of credit-related party	3,800,000	3,800,000	-	-
Purchase commitments	614,000	614,000	-	-
Total	$4,551,000	$4,461,000	$90,000	$-

CRITICAL ACCOUNTING POLICIES

The accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties are as follows:

Revenue Recognition – Our principal sources of revenue are from the sale of satellite communications equipment and network control software products and product repair services, extended maintenance contracts and installation and training services.  Historically, product repair services, maintenance contracts and installation and training services are less than 10% of our net revenues.  Our revenue recognition policies are in compliance with FASB Accounting Standards Codification (ASC) Topic 605 “Revenue Recognition.”  Revenue is recognized when persuasive evidence of an agreement with the customer exists, delivery has occurred or services have been provided, the sales price is fixed or determinable, collectability is reasonably assured, and risk of loss and title have transferred to the customer.  Revenue from hardware product sales is recognized when risk of loss and title has transferred which is generally upon shipment or in some cases upon delivery.  Hardware products are typically sold on a stand-alone basis but may include hardware maintenance contracts.  Embedded in our hardware products is internally developed software of varying applications that function together with the hardware to deliver the product's essential functionality.  The embedded software is not sold separately, is not a significant focus of the marketing effort and we do not provide post-contract customer support specific to embedded software.  The functionality that the software provides is marketed as part of the overall product.  Service revenues are recognized at the time of performance.  Extended maintenance contract revenues are recognized ratably over the term of the arrangement, which is typically one year.  For network control software products we recognize revenue in accordance with the applicable software revenue recognition guidance.  Typical deliverables in a software arrangement may include network control software, extended software maintenance contracts, training and installation.  Provisions for returns, discounts and trade-ins, based on historical experience, have not been material.

When arrangements contain multiple elements, the deliverables are separated into more than one unit of accounting when the following criteria are met: (i) the delivered element(s) has value to the customer on a stand-alone basis, and (ii) if a general right of return exits relative to the delivered item, delivery or performance of the undelivered element(s) is probable and substantially in the control of the Company. We allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of selling price (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) management’s best estimate of the selling price (“BESP”). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by the Company for that deliverable. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. We determine the BESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.  If a delivered element does not meet the criteria in the applicable accounting guidance to be considered a separate unit of accounting, revenue is deferred until the undelivered elements are fulfilled.  Accordingly, the determination of BESP can impact the timing of revenue recognition for an arrangement.

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by the buyer, and no additional performance obligations by the Company exist.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  During November 2010, approximately $550,000 of revenues to one customer were recorded as bill and hold transactions.

These policies require management, at the time of the transaction, to assess whether the amounts due are fixed or determinable, collection is reasonably assured, and to perform an evaluation of arrangements containing multiple elements, including management’s estimate of the selling price.  These assessments are based on the terms of the arrangement with the customer, past history and creditworthiness of the customer.  If management determines that collection is not reasonably assured or undelivered elements are unfulfilled, revenue recognition is deferred until these conditions are satisfied.

Inventory Reserves - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market.  Inventories include the cost of raw materials, labor and manufacturing overhead.  We make inventory reserve provisions for slow moving, excess or obsolete inventories as necessary to properly reflect inventory value.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional slow moving, excess or obsolete inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions.  At December 3, 2010, inventories, net of reserve provisions, amounted to $2,077,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility.  Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product.  Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs.  At December 3, 2010, capitalized software costs, net of accumulated amortization, amounted to $1,262,000.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized.  Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. At December 3, 2010, deferred tax assets in the amount of $7,460,000 were fully reserved by a valuation allowance. For the three months ended December 3, 2010, the valuation allowance was increased by $10,000.

Accounts Receivable Valuation – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.  At December 3, 2010, accounts receivable, net of allowances for doubtful accounts, amounted to $2,536,000.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (December 3, 2010).  Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.    RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our Common Stock. Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended September 3, 2010, includes a detailed discussion of these factors which have not changed materially from those included in the Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Subsequent to December 3, 2010, pursuant to our 2010 Incentive Plan, the Compensation Committee authorized the issuance to all eligible employees of the Company common stock options to purchase an aggregate of 563,700 shares of common stock and issued equally to the four non-employee members of the Board common stock options to purchase an aggregate of 100,000 shares of common stock. Stock options for 638,700 shares of common stock are exercisable at $0.125 and one stock option for 25,000 shares of common stock, issued to a 10% or greater stockholder and executive officer, is exercisable at $0.1375. The options vest upon issuance and expire five years from the date of issuance. In addition, 500,000 shares of restricted common stock were granted to two executive officers.  Such shares may not be sold until a six-month restricted period expires. The issuances of the restricted stock were made in reliance upon an exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, and the provisions of Regulation D promulgated thereunder.

As of January 14, 2011, a registration statement for the 2010 Incentive Plan has not been filed, although the Company currently intends to file a Form S-8 Registration Statement. Therefore, all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

WEGENER CORPORATION

(Registrant)

Date: January 14, 2011	By:	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 14, 2011	By:	/s/ James Traicoff
James Traicoff
Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)