Form 10-Q
period 2011-03-04
WEGENER CORP
filed 2011-04-18
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 4, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________to_____________________________

Commission file No. 0-11003

WEGENER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	81-0371341
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11350 Technology Circle, Johns Creek, Georgia	30097-1502
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:  (770) 623-0096

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	13,147,051 Shares
Class	Outstanding at March 31, 2011

WEGENER CORPORATION AND SUBSIDIARY
Form 10-Q For the Quarter Ended March 4, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Wegener™ Corporation (the “Company”, “Wegener”, “we”, “our” or “us”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The consolidated statements of operations for the three and six months ended March 4, 2011, and February 26, 2010; the consolidated balance sheet as of March 4, 2011; the consolidated statements of (capital deficit) shareholders' equity for the six months ended March 4, 2011, and February 26, 2010; and the consolidated statements of cash flows for the six months ended March 4, 2011, and February 26, 2010, have been prepared without audit.  The consolidated balance sheet as of September 3, 2010 has been audited by independent registered public accountants.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 3, 2010, File No. 0-11003.  These consolidated financial statements include the accounts of Wegener Communications, Inc. (WCI), our wholly-owned subsidiary.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods.  The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six Months ended
	March 4, 2011	February 26, 2010	March 4, 2011	February 26, 2010
Revenues, net	$1,432,800	$2,351,146	$4,403,147	$4,268,931
Operating costs and expenses
Cost of product sold	1,139,617	1,644,892	2,955,006	3,138,925
Selling, general and administrative	869,323	813,433	1,670,720	1,775,108
Research and development	303,152	287,053	594,949	661,120
Operating costs and expenses	2,312,092	2,745,378	5,220,675	5,575,153
Operating loss	(879,292)	(394,232)	(817,528)	(1,306,222)
Interest expense	(91,292)	(127,512)	(178,832)	(205,931)
Net loss	$(970,584)	$(521,744)	$(996,360)	$(1,512,153)
Net loss per share: Basic and diluted	$(0.07)	$(0.04)	$(0.08)	$(0.12)
Shares used in per share calculation Basic and diluted	13,136,062	12,647,051	12,891,556	12,647,051

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 4, 2011 (Unaudited)	September 3, 2010
Assets
Current assets
Cash	$422,657	$231,091
Accounts receivable, net	2,119,297	1,633,971
Inventories, net	2,120,950	3,145,090
Other	313,026	234,986
Total current assets	4,975,930	5,245,138
Property and equipment, net	1,519,733	1,618,015
Capitalized software costs, net	1,279,168	1,263,405
Other assets	216,221	234,944
Total assets	$7,991,052	$8,361,502
Liabilities and Capital Deficit

Current liabilities
Line of credit-related party	$4,250,000	$3,850,000
Accounts payable	1,902,141	2,142,114
Accrued expenses	2,015,725	1,731,522
Deferred revenue	496,569	529,583
Customer deposits	343,790	239,971
Total current liabilities	9,008,225	8,493,190

Commitments and contingencies Capital deficit Preferred stock, $20.00 par value; 250,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 13,147,051 and 12,647,051 shares issued and outstanding	131,471	126,471
Additional paid-in capital	20,112,577	(20,006,702)
Accumulated deficit	(21,261,221)	(20,264,861)
Total capital deficit	(1,017,173)	(131,688)
Total liabilities and capital deficit	$7,991,052	$8,361,502

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF (CAPITAL DEFICIT) SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit
Balance at August 28, 2009	12,647,051	$126,471	$20,006,702	$(15,345,782)
Net loss for the six months	-	-	-	(1,512,153)
BALANCE at February 26, 2010	12,647,051	$126,471	$20,006,702	$(19,463,634)
Balance at September 3, 2010	12,647,051	$126,471	$20,006,702	$(20,264,861)
Common stock awards	500,000	5,000	57,500	-
Share-based compensation	-	-	48,375	-
Net loss for the six months	-	-	-	(996,360)
BALANCE at March 4, 2011	13,147,051	$131,471	$20,112,577	$(21,261,221)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	March 4, 2011	February 26, 2010
Cash flows from operating activities
Net loss	$(996,360)	$(1,512,153)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	552,727	588,730
Share-based compensation expense	110,875	-
Increase in provision for bad debts	75,000	15,000
Increase in provision for inventory reserves	60,000	40,000
Increase in provision for warranty reserves	72,000	-
Changes in assets and liabilities
Account receivable	(560,326)	112,199
Inventories	964,141	773,140
Other assets	(77,457)	(59,813)
Account payable	(239,973)	(315,046)
Accrued expenses	212,203	181,694
Deferred revenue	(33,014)	(66,196)
Customer deposits	103,819	(112,514)

Net cash provided by (used for) operating activities	243,635	(344,959)

Cash flows from investing activities
Property and equipment expenditures	(5,021)	(6,593)
Capitalized software additions	(447,048)	(424,548)
License agreement, patent, and trademark expenditures	-	(3,172)

Net cash used for investing activities	(452,069)	(434,313)

Cash flows from financing activities
Change in borrowings under revolving line of credit	400,000	1,200,912
Proceeds from note payable	-	250,000

Net cash provided by financing activities	400,000	1,450,912

Increase in cash	191,566	671,640
Cash, beginning of period	231,091	3,476

Cash, end of period	$422,657	$675,116

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,694	$18,166

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1   Liquidity and Going Concern
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

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $21,261,000 at March 4, 2011.  We had a working capital deficit of approximately $4,032,000 at March 4, 2011 compared to working capital deficits of $3,248,000 at September 3, 2010 and $1,139,000 at August 28, 2009.

During the first and second quarters of fiscal 2011 bookings were approximately $3.2 and $0.7 million, respectively, compared to $1.8 and $2.1 million, respectively, in the same periods of fiscal 2010.  Subsequent to March 4, 2011, additional bookings through April 7, 2011, were approximately $941,000 which are scheduled to ship during the third and fourth quarters of fiscal 2011.  During fiscal 2010 and fiscal 2009 bookings were $8.3 million and $5.5 million, respectively.  These bookings, as well as our fiscal 2008 bookings, particularly during the fourth quarter of fiscal 2008, were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

Our backlog scheduled to ship within eighteen months was approximately $5.9 million at March 4, 2011, compared to $6.0 million at September 3, 2010, and $5.0 million at February 26, 2010.  The total multi-year backlog at March 4, 2011 was approximately $5.9 million, compared to $6.1 million at September 3, 2010 and $6.2 million at February 26, 2010.  Approximately $2.5 million of the March 4, 2011backlog is scheduled to ship during the remainder of fiscal 2011.

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

At March 4, 2011, our primary source of liquidity was a $4,250,000 loan facility, which initially matured on April 7, 2011.  The loan facility automatically renews for successive twelve (12) month periods provided, however, the lender may terminate the facility by providing a ninety (90) day written notice of termination at any time after April 7, 2011.  No assurances may be given that subsequent to April 7, 2011, our loan facility will continue for the duration of the twelve month renewal period.  In the event of a ninety day notice of termination of our loan facility, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan.  There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

Our cash flow requirements during the first six months of fiscal 2011 were financed by our line of credit borrowings and our working capital. Our net borrowings under our loan facility increased $400,000 to the maximum credit limit of $4,250,000 at March 4, 2011 from $3,850,000 at September 3, 2010.  At April 7, 2011, the outstanding balance on the line of credit remained at $4,250,000 and our cash balances were approximately $427,000.

With our line of credit currently at the maximum limit, our very near term liquidity is dependent on our working capital and primarily on the timely collection of accounts receivable balances and conversion of inventory into receivable balances. During the second quarter of fiscal 2011 and continuing to date, the days outstanding of our accounts receivable has increased beyond our expectations, primarily due to a delay in payment from one customer, which has adversely impacted our cash balances. Our low level of bookings has lengthened the cycle of conversion of inventory into receivable balances and then into cash balances.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our near term liquidity and ability to continue as a going concern is dependent on our ability to timely collect our existing accounts receivable balances and to generate sufficient new orders and revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of new orders in the near term to provide adequate levels of cash flow from operations.  Should we be unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing loan facility. We currently have limited sources of capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. If near term shippable bookings are insufficient to provide adequate levels of near term liquidity and any required additional capital or borrowings are unavailable we will likely be forced to enter into federal bankruptcy proceedings.

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

Revenue Recognition
Our principal sources of revenue are from the sale of satellite communications equipment (“hardware products”) and network control software products (“software products”), and product repair services, extended maintenance contracts and installation and training services (“services”).  Historically, product repair services, maintenance contracts and installation and training services are less than 10% of our net revenues.  Our revenue recognition policies are in compliance with FASB Accounting Standards Codification (ASC) Topic 605 “Revenue Recognition.”  Revenue is recognized when persuasive evidence of an agreement with the customer exists, delivery has occurred or services have been provided, the sales price is fixed or determinable, collectability is reasonably assured, and risk of loss and title have transferred to the customer.  Revenue from hardware product sales is recognized when risk of loss and title has transferred which is generally upon shipment.  In some cases, particularly with international shipments, customer contracts are fulfilled under terms known as ex-works, in accordance with international commercial terms.  In these instances, revenue is recognized upon delivery, which is the date that the goods are made available to the customer as requested by the customer and no further obligations of the Company remain.  Hardware products are typically sold on a stand-alone basis but may include hardware maintenance contracts.  Embedded in our hardware products is internally developed software of varying applications that function together with the hardware to deliver the product's essential functionality.  The embedded software is not sold separately, is not a significant focus of the marketing effort and we do not provide post-contract customer support specific to embedded software.  The functionality that the software provides is marketed as part of the overall product.  When arrangements contain multiple elements, the deliverables are separated into more than one unit of accounting when the following criteria are met: (i) the delivered element(s) has value to the customer on a stand-alone basis, and (ii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered element(s) is probable and substantially in the control of the Company. We allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of selling price (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) management’s best estimate of the selling price (“BESP”). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by the Company for that deliverable. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. We determine the BESP for a product or service by considering multiple

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.  If a delivered element does not meet the criteria in the applicable accounting guidance to be considered a separate unit of accounting, revenue is deferred until the undelivered elements are fulfilled.  Accordingly, the determination of BESP can impact the timing of revenue recognition for an arrangement.

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

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by the buyer, and no additional performance obligations by the Company exist.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  During the six months ended March 4, 2011, approximately $550,000 of revenues to one customer were recorded as bill and hold transactions.

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

Fiscal Year
We use a fifty-two, fifty-three week year.  The fiscal year ends on the Friday closest to August 31.  The first six months of fiscal years 2011 and 2010 both contained twenty-six weeks.  Fiscal year 2011 contains fifty-two weeks while 2010 contained fifty-three weeks.

Note 3  Accounts Receivable
Accounts receivable are summarized as follows:

	March 4, 2011 (Unaudited)	September 3, 2010

Accounts receivable – trade	$2,329,798	$1,743,411
Other receivables	4,203	30,253
	2,334,001	1,773,664
Less: allowance for doubtful accounts	(214,704)	(139,693)
Accounts receivable, net	$2,119,297	$1,633,971

Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2011 and beyond (see Note 11).  At March 4, 2011, three customers accounted for approximately 42.9%, 13.3% and 10.6%, respectively, of our accounts receivable, while at September 3, 2010, four customers accounted for approximately 24.2%, 18.1%, 14.1% and 10.7%, respectively, of our accounts receivable.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4  Inventories
Inventories are summarized as follows:

	March 4, 2011 (Unaudited)	September 3, 2010

Raw materials	$3,246,937	$3,641,664
Work-in-process	638,561	703,531
Finished goods	2,714,114	3,275,183
	6,599,612	7,620,378

Less inventory reserves	(4,478,662)	(4,475,288)

Inventories, net	$2,120,950	$3,145,090

Our inventory reserve is to provide for items that are potentially slow-moving, excess or obsolete.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional slow moving, excess or obsolete inventory that is unsaleable or saleable at reduced prices.  No estimate can be made of a range of amounts of loss from obsolescence that are reasonably possible should our sales efforts not be successful.

Note 5     Accrued Expenses
Accrued expenses consist of the following:

	March 4, 2011 (Unaudited)	September 3, 2010
Vacation	$565,529	$538,268
Interest	607,317	436,490
Payroll and related expenses	85,221	101,939
Royalties	153,831	99,212
Warranty	205,547	136,448
Taxes and insurance	75,309	97,810
Commissions	23,414	23,413
Professional fees	124,559	155,238
Other	174,998	142,704
	$2,015,725	$1,731,522

Note 6    Deferred Revenue
Deferred revenue consists of the unrecognized revenue portion of extended service maintenance contracts. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year.  At March 4, 2011, deferred extended service maintenance revenues were $486,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2011 and into fiscal 2012.

Note  7    Finance Arrangements
Revolving Line of Credit

WCI’s revolving line of credit (“loan facility”), amended and effective October 8, 2009, is provided by The David E. Chymiak Trust Dated December 15, 1999 (the “Trust”). The Trust is controlled by David E. Chymiak who is a beneficial owner of 8.8% of our outstanding common stock.  The loan facility provides a maximum credit limit of $4,250,000 excluding any accrued unpaid interest and bears interest at the rate of eight percent (8.0%) per annum.  The initial term of the amended loan facility matured on April 7, 2011.  The loan facility automatically renews for successive twelve (12) month periods provided, however, the Trust may terminate the

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

facility by providing a ninety (90) day written notice of termination at any time after April 7, 2011.  Principal and interest shall be payable upon the earlier of the maturity date, an event of default as provided by the loan facility, or 90 days  following the date on which the Trust provides written notice to terminate the agreement.  All principal and interest shall be payable in U.S. dollars or, upon mutual agreement of the parties decided in good faith at the time payment is due, other good and valuable consideration.

The loan facility is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.  At March 4, 2011, the outstanding balance on the revolving line of credit was at the maximum credit limit of $4,250,000 and accrued unpaid interest amounted to approximately $599,000.  At April 7, 2011, the outstanding balance on the line of credit remained at $4,250,000.

The amended loan facility required us to be in compliance with a solvency representation provision on the last day of our second quarter in fiscal 2011 (March 4, 2011).  The solvency representation provision was extended until the last day of our fiscal 2011 third quarter ending on June 3, 2011. This representation requires us to be able to pay our debts as they become due, have sufficient capital to carry on our business and own property at a fair saleable value greater than the amount required to pay our debts.  In addition, we are required to retain certain executive officers and are precluded from paying dividends.

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

Note 8  Income Taxes
For the six months ended March 4, 2011, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance.  The valuation allowance increased $359,000 in the first six months of fiscal 2011.  At March 4, 2011, net deferred tax assets of $7,809,000 were fully reserved by a valuation allowance.

At March 4, 2011, we had a federal net operating loss carryforward of approximately $15,081,000, which expires beginning fiscal 2021 through fiscal 2031.  Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

Note 9  Share-Based Compensation
2011 Incentive Plan.  On February 1, 2011, our stockholders approved the 2011 Incentive Plan (the “2011 Plan”).  The effective date of the 2011 Plan was January 1, 2011 and the 2011 Plan has a ten-year term.  The Plan provides for awards of up to an aggregate of 1,250,000 shares of common stock which may be represented by (i) incentive or nonqualified stock options, (ii) stock appreciation rights (tandem and free-standing), (iii) restricted stock, (iv) deferred stock, or (v) performance units entitling the holder, upon satisfaction of certain performance criteria, to awards of common stock or cash.  The maximum total number of shares of Restricted Stock, Deferred Stock and/or Performance Units that may be granted at full value shall not exceed 500,000 shares.  Eligible participants include officers and other key employees, non-employee directors, consultants and advisors to the Company.  The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights may not be less than 100% of the fair market value on the date of grant or, in the case of an option granted to a 10% or greater stockholder, not less than 110% of the fair market value on the date of grant.  The exercise price for any other option and stock appreciation rights shall be at least 100% of the fair market value on the date of grant.  The exercise period for nonqualified stock options may not exceed ten years and one day from the date of the grant, and the exercise period for incentive stock options or stock appreciation rights shall not exceed ten years from the date of the grant (five years for a 10% or greater stockholder).  For the three months ended March 4, 2011 no awards were granted under the 2011 Plan.

On December 6, 2010, pursuant to the 2010 Incentive Plan, the Compensation Committee authorized the issuance to all eligible employees of the Company common stock options to purchase an aggregate of 563,700 shares of common stock and issued equally to the four non-employee members of the Board of Directors common stock options to purchase an aggregate of 100,000 shares of common stock. Stock options for 638,700 shares of common stock are exercisable at $0.125 and one stock option for 25,000 shares of common stock, issued to a 10% or greater stockholder and executive officer, is exercisable at $0.1375. The options vest upon issuance and expire five years from the date of issuance. In addition, 500,000 shares of restricted common stock were granted to two executive officers.  Such shares may not be sold until a six-month restricted period expires. The aggregate grant date fair value of the total awards was approximately $111,000 which was included in selling, general and administrative expense in the second quarter of fiscal 2011. The weighted-average assumptions used in the Black-Scholes option pricing model for the stock option grants were as follows: expected volatility - the Company’s stock began trading over-the-counter in April 2010, and we believe there is insufficient data to project the Company’s future volatility, as a result, the expected volatility of similar public entities in similar industries was considered in estimating our volatility of 100%; risk free interest rate - .75% based upon observed interest rates appropriate for the expected term of our employee stock options; expected life – 2.5 years because the Company has had minimal experience with the exercise of options for use in determining the expected life for each award, the simplified method was used to calculate an expected life based on the midpoint between the issue (vesting) date and the end of the contractual term of the stock award; expected dividend yield – none because the Company does not currently pay dividends.  In addition, tax reimbursement bonuses related to the restricted stock awards were granted in the amount of $32,319 which was recognized as selling, general and administrative expense in the second quarter of fiscal 2011. Subsequent to these awards, 86,300 shares of common stock remained available for issuance under the 2010 Incentive Plan.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock option transactions under the predecessor 1998 Incentive Plan, which expired and terminated effective December 31, 2007 and for the 2010 Incentive Plan for the six months ended March 4, 2011:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 3, 2010	665,375	$.63 – 2.50	$1.33
Forfeited or cancelled	(4,000)	.63	.63
Granted	663,700	.125	.125
Outstanding at March 4, 2011	1,325,075	$.125 – 2.50	$.73	$22,917

Options exercisable at March 4, 2011	1,325,075	$.125 – 2.50	$.73	22,917
September 3, 2010	665,375	$.63 – 2.50	$1.33	$-

The weighted average remaining contractual life of options outstanding and exercisable at March 4, 2011, was 3.6 years.  The weighted average grant date fair value of options granted during the first six months of fiscal 2011 was $0.073.  The aggregate intrinsic value of the outstanding and exercisable stock options was based on the closing market price of $0.16 at March 4, 2011.  The key terms of our 2010 and 1998 Incentive Plans are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 3, 2010.

Note 10 Earnings Per Share
The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net (loss) earnings per share computations.

	Three months ended
	March 4, 2011			February 26, 2010
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net loss	$(970,584)			$(521,744)

Basic and diluted loss per share: Net loss available to common shareholders	$(970,584)	13,136,062	$(0.07)	$(521,744)	12,647,051	$(0.04)

	Six months ended
	March 4, 2011			February 26, 2010
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net loss	$(996,360)			$(1,512,153)

Basic and diluted loss per share: Net loss available to common shareholders	$(996,360)	12,891,556	$(0.08)	(1,512,153)	12,647,051	$(0.12)

Stock options excluded from the diluted net loss per share calculation due to their anti-dilutive effect are as follows:

	Three months ended		Six months ended
	March 4, 2011	February 26, 2010	March 4, 2011	February 26, 2010
Common stock options:
Number of shares	1,325,075	665,375	1,325,075	665,375
Exercise price	$.125 to $2.50	$.63 to $2.50	$.125 to $2.50	$.63 to $2.50

Note 11  Segment Information and Concentrations
In accordance with ASC Topic 280 “Segment Reporting,” we operate within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment we have two sources of revenues as follows:

	Three months ended		Six months ended
	March 4, 2011	February 26, 2010	March 4, 2011	February 26, 2010
Product Line
Direct Broadcast Satellite	$$1,352,822	$2,265,012	$4,206,788	$4,061,522
Service	79,978	86,134	196,359	207,409
	$1,432,800	$2,351,146	$4,403,147	$4,268,931

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concentration of revenues for the respective periods’ revenues are as follows:

	Three months ended		Six months ended
	March 4, 2011	February 26, 2010	March 4, 2011	February 26, 2010
Product
iPump Media Servers	(a)	(a)	20.9%	20.9%
Professional video receivers	(a)	15.6%	21.7%	21.7%
Enterprise media receivers	(a)	14.7%	10.1%	10.1%
Network control software products	(a)	(a)	12.5%	(a)
Audio broadcast receivers	37.3%	37.9%	31.4%	31.4%
Product service repairs	(a)	(a)	(a)	(a)
Extended maintenance contracts	16.6%	10.8%	10.7%	12.5%

(a) Revenues for the period were less than 10% of total revenues.

Products representing 10% or more of annual revenues are subject to fluctuations from quarter to quarter as new products and technologies are introduced, new product features and enhancements are added and as customers upgrade or expand their network operations.

Revenues by geographic area are as follows:

	Three months ended		Six months ended
	March 4, 2011	February 26, 2010	March 4, 2011	February 26, 2010

Geographic Area
United States	$1,279,441	$1,774,469	$2,624,673	$3,489,525
Latin America	77,030	34,118	1,274,974	59,875
Canada	7,912	22,948	49,438	24,558
Europe	41,894	512,310	415,669	611,877
Other	26,523	7,301	38,393	83,096
	$1,432,800	$2,351,146	$4,403,147	$4,268,931

All of the Company’s long-lived assets are located in the United States.

Customers representing 10% or more of the respective periods’ revenues are as follows:

	Three months ended		Six months ended
	March 4, 2011	February 26, 2010	March 4, 2011	February 26, 2010

Customer 1	36.7%	22.5%	27.3%	22.8%
Customer 2	(a)	17.5%	(a)	(a)
Customer 3	(a)	12.7%	(a)	(a)
Customer 4	(a)	10.2%	(a)	10.1%
Customer 5	10.1%	(a)	(a)	(a)
Customer 6	(a)	(a)	27.9%	(a)

(a) Revenues for the period were less than 10% of total revenues.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12    Commitments
We have one manufacturing and purchasing agreement for certain finished goods inventories. At March 4, 2011, outstanding purchase commitments under this agreement amounted to $663,000.

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

On October 4, 2010, a Second Amended Complaint was filed by Multimedia Patent Trust (“MPT”) against Fox News Networks, LLC (“Fox News”) and other parties in the United States District Court for the Southern District of California for patent infringement.  The initial Complaint was filed on January 19, 2010.  The Second Amended Complaint asserts that Fox News has infringed upon certain MPT patents relating to video compression, encoding and decoding.  This litigation may be very expensive to defend and there could be significant financial exposure if MPT is successful in its claims. On November 3, 2010, however, Fox News wrote to Wegener, asking Wegener to fully indemnify, hold harmless and defend Fox News in connection with the litigation.  In its letter, Fox News states that it has identified Wegener as a vendor that provided Fox News with products and/or services relating to video compression.   Fox News states further that it believes that MPT’s claims give rise to indemnity obligations and other obligations for Wegener products obtained from Wegener by Fox News.  The November 3, 2010 letter asks Wegener to acknowledge such tender on or before November 24, 2010.  Wegener has not agreed to do so, nor has Wegener acknowledged or agreed that the specific claims against Fox News by MPT give rise to such obligations on the part of Wegener. At this point, we are unable to assess the impact of this litigation, if any, on Wegener.

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

These risks were exacerbated by the 2008 crisis in national and international financial markets and the resulting global economic downturn, which has continued into 2011, and we are unable to predict with certainty what long-term effect these developments will continue to have on our Company.  During 2008 and into 2009, the capital and credit markets experienced extended volatility and disruption.  We believe that these unprecedented developments have adversely affected our business, financial condition and results of operations in fiscal years 2009 and 2010 and into the first six months of fiscal 2011.

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

Revenues for the three months ended March 4, 2011, decreased $918,000 or 39.1% to $1,433,000 from $2,351,000 for the same period in fiscal 2010.  Revenues for the six months ended March 4, 2011 increased $134,000 or 3.1% to $4,403,000 from $4,269,000 for the same period in fiscal 2010. The operating results for the three and six months ended March 4, 2011 were a net loss of $(971,000) or $(0.07) per share and a net loss of $(996,000) or $(0.08) per share, respectively, compared to a net loss of $(522,000) or $(0.04) per share and a net loss of $(1,512,000) or $(0.12) per share, respectively, for the three and six months ended February 26, 2010.

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

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 4, 2011 COMPARED TO THREE AND SIX MONTHS ENDED FEBRUARY 26, 2010

The following table sets forth, for the periods indicated, the components of our results of operations as a percentage of net revenues:

	Three months ended		Six months ended
	March 4, 2011	February 26, 2010	March 4, 2011	February 26, 2010
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of products sold	79.5	70.0	67.1	73.5
Gross profit margin	20.5	30.0	32.9	26.5
Selling, general and administrative	60.7	34.6	37.9	41.6
Research and development	21.2	12.2	13.5	15.5
Operating loss	(61.4)	(16.8)	(18.6)	(30.6)
Interest expense	(6.4)	(5.4)	(4.1)	(4.8)
Net loss	(67.8)%	(22.2)%	(22.7)%	(35.4)%

The operating results for the three and six months ended March 4, 2011 were a net loss of $(971,000) or $(0.07) per share and a net loss of $(996,000) or $(0.08) per share, respectively, compared to a net loss of $(522,000) or $(0.04) per share and a net loss of $(1,512,000) or $(0.12) per share, respectively, for the three and six months ended February 26, 2010.  The second quarter and first six month operating results of fiscal 2011 included non-cash share-based compensation expenses of approximately $111,000 for stock option and restricted stock awards and cash tax reimbursement expenses of approximately $32,000 compared to none in the same periods of fiscal 2010.

During the prior three fiscal years, we made reductions in headcount, engineering consulting and other operating and overhead expenses.  Beginning in January 2009 and continuing through fiscal 2010, we reduced paid working hours Company-wide by approximately 10%.  During the first quarter of fiscal 2011, in order to increase engineering capacity, the 10% reduction in paid working hours was eliminated for engineering personnel.  The operating results for the first six months of fiscal 2011 included severance costs of approximately $24,000 compared to $262,000 in the same period of fiscal 2010.

Revenues - Revenues for the three months ended March 4, 2011 decreased $918,000 or 39.1% to $1,433,000 from $2,351,000 for the same period in fiscal 2010.  Revenues for the six months ended March 4, 2011 increased $134,000 or 3.1% to $4,403,000 from $4,269,000 for the same period in fiscal 2010.

Revenues for the second quarter and first six months of fiscal 2011 were adversely affected by lower than expected shippable bookings primarily as a result of customer delays in purchasing decisions and deferral of project expenditures.  Fiscal 2011 second quarter revenues included continued shipments of Encompass LE2 audio receivers to business music provider, Muzak LLC, and shipments of Nave IIc® encoders. Revenues for the first six months of fiscal 2011 included ipump® 562 enterprise media receivers for an international satellite digital signage project, ipump® 6400 media server equipment for an international health and education network as well as continued shipments of Encompass LE2 audio receivers to Muzak LLC.

Fiscal 2010 second quarter and first six month revenues included continued shipments of Encompass LE2 audio receivers to Muzak LLC, Unity® 4600, Unity® 550 and Unity® 4650 receivers to Roberts Communications Network for network upgrades, shipments of our Unity® 550 for network upgrades to a faith based private network and shipments to MegaHertz for distribution of our products to the U.S. cable market. In addition, revenues included shipments of our Compel® network control system and Unity® 202 enterprise audio receivers to a new customer for upgrades to its existing background music network.

Our revenues and bookings are subject to the timing of significant orders from customers and new product introductions, and as a result revenue levels may fluctuate from quarter to quarter.  For the three months ended March 4, 2011, two customers accounted for 36.7% and 10.1% of revenues, respectively.  For the six months ended March 4, 2011, one of these customers accounted for 27.3% of revenues and one other customer accounted for 27.9% of revenues.  For the three months ended February 26, 2010, four customers accounted for 22.5%, 17.5%, 12.7% and 10.2% of revenues, respectively.  For the six months ended February 26, 2010, two of these customers accounted for 22.8% and 10.1% of revenues, respectively.  Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2011 and beyond.

Our backlog is comprised of undelivered, firm customer orders which are scheduled to ship within eighteen months.  The backlog was approximately $5.9 million at March 4, 2011 compared to $6.0 million at September 3, 2010, and $5.0 million at February 26, 2010.  Two customers accounted for approximately 35.1% and 34.5%, respectively, of the backlog at March 4, 2011.  The total multi-year backlog at March 4, 2011, was approximately $5.9 million compared to $6.1 million at September 3, 2010 and $6.2 million at February 26, 2010.  Approximately $2.5 million of the March 4, 2011backlog is scheduled to ship during the remainder of fiscal 2011.

Gross Profit Margin - The Company's gross profit margin percentages were 20.5% and 32.9 % for the three and six month periods ended March 4, 2011, compared to 30.0% and 26.5 % for the three and six month periods ended February 26, 2010.  Gross profit margin dollars decreased $413,000 for the three months ended March 4, 2011, compared to the same period in fiscal 2010.  The decreases in margin percentages and dollars were mainly due to the decrease in revenues which resulted in higher unit fixed costs. For the first six months of fiscal 2011 gross profit margin dollars increased $318,000 compared to the same period in fiscal 2010. The increases in margin percentages and dollars were mainly due to product mix and the increase in revenues.

Cost of products sold in the second quarter and first six months of fiscal 2011 included inventory reserve charges of $25,000 and $60,000, respectively, compared to $25,000 and $40,000, respectively, for the same periods in fiscal 2010. Warranty provisions included in cost of products sold in the second quarter and first six months of fiscal 2011 were $52,000 and $72,000, respectively, compared to none in the same periods of fiscal 2010. Capitalized software amortization expenses included in cost of products sold for the three and six months ended March 4, 2011, were $207,000 and $431,000, respectively, compared to $212,000 and $423,000, respectively, for the same periods in fiscal 2010.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses increased $56,000, or 6.9%, to $869,000 for the three months ended March 4, 2011, from $813,000 for the three months ended February 26, 2010.  For the six months ended March 4, 2011, SG&A expenses decreased $104,000, or 5.9%, to $1,671,000 from $1,775,000 for the same period ended February 26, 2010.  Corporate SG&A expenses in the second quarter of fiscal 2011 increased $93,000, or 52.1%, to $272,000 from $179,000 for the same period in fiscal 2010. For the six months ended March 4, 2011, corporate SG&A expenses increased $59,000, or 18.6%, to $380,000 from $321,000 in the same period in fiscal 2010. Corporate SG&A expenses in the three and six months ended March 4, 2011 included non-cash share-based compensation expenses of approximately $111,000 for stock option and restricted stock awards compared to none in the same periods of fiscal 2010.  The increases in share-based compensation expenses were offset by decreases in professional fees of $13,000 and $46,000 for the three and six months ended March 4, 2011, respectively. WCI’s SG&A expenses for the three months ended March 4, 2011 decreased $38,000, or 5.9%, to $597,000 from $635,000 and for the six months ended March 4, 2011, decreased $164,000, or 11.3%, to $1,290,000 from $1,454,000 compared to the same periods in fiscal 2010.  The decrease in WCI’s SG&A expenses for the three months ended March 4, 2011 was mainly due to decreases in (i) sales commissions of $16,000  due to the low level of bookings and revenue for the period, (ii) general overhead costs of $28,000 due to overall cost reduction efforts of overhead expenses and (iii) professional fees of $15,000.  These decreases were offset by an increase in bad debt provisions of $20,000.  WCI’s SG&A severance expenses in the first six months of fiscal 2011 decreased $147,000 to $24,000 from $171,000 in the same period of fiscal 2010.  Additional decreases in SG&A expenses in the first six months of fiscal 2011 included (i) salaries and related payroll costs of $23,000 due a reduction in headcount, (ii) general overhead costs of $64,000 due to the cost reduction efforts of overhead expenses and (iii) professional fees of $40,000. These decreases were offset by an increase in bad debt provisions of $60,000 and travel expenses of $54,000.  As a percentage of revenues, SG&A expenses were 60.7% and 37.9% for the three and six month periods ended March 4, 2011, compared to 34.6% and 41.6% in the same periods in fiscal 2010.

Research and Development - Research and development (R&D) expenditures, including capitalized software development costs, increased $29,000, or 5.7%, to $528,000 for the three months ended March 4, 2011, from $499,000 for the three months ended February 26, 2010.  For the six months ended March 4, 2011, R&D expenditures decreased $44,000, or 4.0%, to $1,042,000 from $1,086,000 for the same period in fiscal 2010.

During the first quarter of fiscal 2011, to increase engineering capacity, the 10% reduction in paid working hours was eliminated for engineering personnel.  The increase in expenditures in the second quarter of fiscal 2011 compared to the same period in fiscal 2010 was due to the increase in working hours. The decrease in expenditures in the six months ended March 4, 2011, compared to the same period of fiscal 2010, was mainly due to lower salaries and related personnel costs as a result of reduced head count which was partially offset by the elimination of the 10% reduction in paid working hours.  Capitalized software development costs amounted to $224,000 and $447,000 for the second quarter and first six months of fiscal 2011 compared to $212,000 and $425,000 for the same periods in fiscal 2010.  R&D expenses, excluding capitalized software expenditures, were $303,000, or 21.2% of revenues, and $595,000, or 13.5% of revenues, for the three and six months ended March 4, 2011, compared to $287,000, or 12.2% of revenues, and $661,000, or 15.5%, of revenues, in the same periods of fiscal 2010.  During the second quarter of fiscal 2011 we added two additional engineers and anticipate one additional hire during the remainder of fiscal 2011 to accomplish research and development activities scheduled during fiscal 2011 and beyond.

Interest Expense - Interest expense decreased $37,000 to $91,000 for the three months ended March 4, 2011, from $128,000 for the three months ended February 26, 2010.  For the six months ended March 4, 2011, interest expense decreased $27,000 to $179,000 from $206,000 for the same period ended February 26, 2010.  The decreases were primarily due to a reduction in the annual interest from 12% to 8% rate effective at the beginning of fiscal 2011.

Income Tax Expenses - For the six months ended March 4, 2011, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance.  The valuation allowance increased $359,000 in the first six months of fiscal 2011.  At March 4, 2011, net deferred tax assets of $7,809,000 were fully reserved by a valuation allowance.  At March 4, 2011, we had a federal net operating loss carryforward of approximately $15,081,000, which expires beginning fiscal 2021 through fiscal 2031.  Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
SIX MONTHS ENDED MARCH 4, 2011

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $21,261,000 at March 4, 2011.  We had a working capital deficit of approximately $4,032,000 at March 4, 2011 compared to working capital deficits of $3,248,000 at September 3, 2010 and $1,139,000 at August 28, 2009.

During the first and second quarters of fiscal 2011 bookings were approximately $3.2 and $0.7 million, respectively, compared to $1.8 and $2.1 million, respectively, in the same periods of fiscal 2010. Subsequent to March 4, 2011, additional bookings through April 7, 2011, were approximately $941,000 which are scheduled to ship during the third and fourth quarters of fiscal 2011. During fiscal 2010 and fiscal 2009 bookings were $8.3 million and $5.5 million, respectively.  These bookings were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

Our backlog scheduled to ship within eighteen months was approximately $5.9 million at March 4, 2011, compared to $6.0 million at September 3, 2010, and $5.0 million at February 26, 2010.  The total multi-year backlog at March 4, 2011 was approximately $5.9 million, compared to $6.1 million at September 3, 2010 and $6.2 million at February 26, 2010. Approximately $2.5 million of the March 4, 2011backlog is scheduled to ship during the remainder of fiscal 2011.

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

At March 4, 2011, our primary source of liquidity was a $4,250,000 loan facility, which initially matured on April 7, 2011.  The loan facility automatically renews for successive twelve (12) month periods provided, however, the lender may terminate the facility by providing a ninety (90) day written notice of termination at any time after April 7, 2011.  No assurances may be given that subsequent to April 7, 2011 our loan facility will continue for the duration of the twelve month renewal period.  In the event of a ninety day notice of termination of our loan facility, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan.  There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms. The loan facility required us to be in compliance with a solvency representation provision on the last day of our second quarter in fiscal 2011 (March 4, 2011). The solvency representation provision was extended until the last day of our fiscal 2011 third quarter ending on June 3, 2011.  This representation requires us to be able to pay our debts as they become due, have sufficient capital to carry on our business and own property at a fair saleable value greater than the amount required to pay our debts.  In addition, we are required to retain certain executive officers and are precluded from paying dividends.

During the first six months of fiscal 2011, our line of credit net borrowings increased $400,000 to the maximum limit of $4,250,000 at March 4, 2011, from $3,850,000 at September 3, 2010.  At April 7, 2011, the outstanding balance on the line of credit remained at $4,250,000 and our cash balances were approximately $427,000. Our cash flow requirements during the first six months of fiscal 2011 were financed by our line of credit borrowings and our working capital.

With our line of credit currently at the maximum limit, our very near term liquidity is dependent on our working capital and primarily on the timely collection of accounts receivable balances and conversion of inventory into receivable balances. During the second quarter of fiscal 2011 and continuing to date, the days outstanding of our accounts receivable has increased beyond our expectations, primarily due to a delay in payment from one customer, which has adversely impacted our cash balances. Our low level of bookings has lengthened the cycle of conversion of inventory into receivable balances and then into cash balances.

Our near term liquidity and ability to continue as a going concern is dependent on our ability to timely collect our existing accounts receivable balances and to generate sufficient new orders and revenues in the near term to provide sufficient cash flow from operations to pay our operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers.  No assurances may be given that the Company will be able to achieve sufficient levels of new orders in the near term to provide adequate levels of cash flow from operations.  If we are unable to achieve near term profitability and generate sufficient cash flow from operations we would need to raise additional capital or obtain additional borrowings beyond our existing loan facility.  We currently have limited sources of capital, including the public and private placement of equity securities and additional debt financing.  No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. If near term shippable bookings are insufficient to provide adequate levels of near term liquidity and any required additional capital or borrowings are unavailable we will likely be forced to enter into federal bankruptcy proceedings.

Financing Agreements

WCI’s revolving line of credit (“loan facility”), amended and effective October 8, 2009, is provided by The David E. Chymiak Trust Dated December 15, 1999 (the “Trust”). The Trust is controlled by David E. Chymiak who is a beneficial owner of 8.8% of our outstanding common stock.  The loan facility provides a maximum credit limit of $4,250,000 excluding any accrued unpaid interest and bears interest at the rate of eight percent (8.0%) per annum.  The initial term of the amended loan facility matured on April 7, 2011. The loan facility automatically renews for successive twelve (12) month periods provided, however, the Trust may terminate the facility by providing a ninety (90) day written notice of termination at any time after April 7, 2011.  Principal and interest shall be payable upon the earlier of the maturity date, an event of default as provided by the loan facility, or 90 days  following the date on which the Trust provides written notice to terminate the agreement.  All principal and interest shall be payable in U.S. dollars or, upon mutual agreement of the parties decided in good faith at the time payment is due, other good and valuable consideration.

The loan facility is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.  At March 4, 2011, balances outstanding on the revolving line of credit amounted to $4,250,000 and accrued unpaid interest amounted to approximately $599,000.  At April 7, 2011, the outstanding balance on the line of credit remained at the maximum credit limit of $4,250,000.

Cash Flows

During the first six months of fiscal 2011, operating activities provided $244,000 of cash.  Net loss adjusted for expense provisions and depreciation and amortization (before working capital changes) used cash of $126,000, while changes in accounts receivable, deferred revenue and customer deposit balances used $490,000 of cash.  Changes in accounts payable and accrued expenses used $27,000 of cash, while changes in inventories and other assets provided $887,000 of cash.  Cash used by investing activities was $452,000, which consisted of capitalized software additions of $447,000 and equipment additions of $5,000. Financing activities provided $400,000 of cash from line of credit borrowings.

Contractual Obligations

We have one manufacturing and purchasing agreement for certain finished goods inventories. At March 4, 2011, outstanding purchase commitments under this agreement amounted to $663,000.

The Company’s long-term contractual obligations as of March 4, 2011 consisted of:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015
Operating leases	$122,000	$32,000	$90,000	$-
Line of credit-related party	4,250,000	4,250,000	-	-
Purchase commitments	663,000	663,000	-	-
Total	$5,035,000	$4,945,000	$90,000	$-

CRITICAL ACCOUNTING POLICIES

The accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties are as follows:

Revenue Recognition – Our principal sources of revenue are from the sale of satellite communications equipment and network control software products and product repair services, extended maintenance contracts and installation and training services.  Historically, product repair services, maintenance contracts and installation and training services are less than 10% of our net revenues.  Our revenue recognition policies are in compliance with FASB Accounting Standards Codification (ASC) Topic 605 “Revenue Recognition.”  Revenue is recognized when persuasive evidence of an agreement with the customer exists, delivery has occurred or services have been provided, the sales price is fixed or determinable, collectability is reasonably assured, and risk of loss and title have transferred to the customer.  Revenue from hardware product sales is recognized when risk of loss and title has transferred which is generally upon shipment.   In some cases, particularly with international shipments, customer contracts are fulfilled under terms known as ex-works, in accordance with international commercial terms.  In these instances, revenue is recognized upon delivery, which is the date that the goods are made available to the customer as requested by the customer and no further obligations of the Company remain.  Hardware products are typically sold on a stand-alone basis but may include hardware maintenance contracts.  Embedded in our hardware products is internally developed software of varying applications that function together with the hardware to deliver the product's essential functionality.  The embedded software is not sold separately, is not a significant focus of the marketing effort and we do not provide post-contract customer support specific to embedded software.  The functionality that the software provides is marketed as part of the overall product.  Service revenues are recognized at the time of performance.  Extended maintenance contract revenues are recognized ratably over the term of the arrangement, which is typically one year.  For network control software products we recognize revenue in accordance with the applicable software revenue recognition guidance.  Typical deliverables in a software arrangement may include network control software, extended software maintenance contracts, training and installation.  Provisions for returns, discounts and trade-ins, based on historical experience, have not been material.

When arrangements contain multiple elements, the deliverables are separated into more than one unit of accounting when the following criteria are met: (i) the delivered element(s) has value to the customer on a stand-alone basis, and (ii) if a general right of return exists relative to the delivered item, delivery or performance of the undelivered element(s) is probable and substantially in the control of the Company. We allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables:

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

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by the buyer, and no additional performance obligations by the Company exist.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  During the six months ended March 4, 2011, approximately $550,000 of revenues to one customer were recorded as bill and hold transactions.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard cost, which approximates actual cost on a first-in, first-out basis) or market.  Inventories include the cost of raw materials, labor and manufacturing overhead.  We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value.  These reserves are to provide for items that are potentially slow-moving, excess or obsolete.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions.  At March 4, 2011, inventories, net of reserve provisions, amounted to $2,121,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility.  Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product.  Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs.  At March 4, 2011, capitalized software costs, net of accumulated amortization, amounted to $1,279,000.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized.  Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards.  At March 4, 2011, net deferred tax assets of $7,809,000 were fully reserved by a valuation allowance. For the six months ended March 4, 2011, the valuation allowance was increased by $359,000.

Accounts Receivable Valuation – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.  At March 4, 2011, accounts receivable, net of allowances for doubtful accounts, amounted to $2,119,000.

ITEM 4.                   CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (March 4, 2011).  Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our line of credit balance at March 4, 2011 has reached the maximum available credit limit of $4,250,000, as a result, our near term liquidity is dependent on our working capital. Additional capital or borrowings, if needed, may not be available to continue as a going concern.

With our line of credit currently at the maximum limit, our very near term liquidity is dependent on our working capital and primarily on the timely collection of accounts receivable balances and conversion of inventory into receivable balances. During the second quarter of fiscal 2011 and continuing to date, the days outstanding of our accounts receivable has increased beyond our expectations, primarily due to a delay in payment from one customer, which has adversely impacted our cash balances. Our low level of bookings has lengthened the cycle of conversion of inventory into receivable balances and then into cash balances.

Our near term liquidity and ability to continue as a going concern is dependent on our ability to timely collect our existing accounts receivable balances and to generate sufficient new orders and revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of new orders in the near term to provide adequate levels of cash flow from operations.  Should we be unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing loan facility. We currently have limited sources of capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. See also Note 1 to the Consolidated Financial Statements and “MD&A- Liquidity and Capital Resources.”

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 6, 2010, pursuant to our 2010 Incentive Plan, the Compensation Committee authorized the issuance to all eligible employees of the Company common stock options to purchase an aggregate of 563,700 shares of common stock and issued equally to the four non-employee members of the Board common stock options to purchase an aggregate of 100,000 shares of common stock. Stock options for 638,700 shares of common stock are exercisable at $0.125 and one stock option for 25,000 shares of common stock, issued to a 10% or greater stockholder and executive officer, is exercisable at $0.1375. The options vest upon issuance and expire five years from the date of issuance. In addition, 500,000 shares of restricted common stock were granted to two executive officers.  Such shares may not be sold until a six-month restricted period expires. The issuances of the restricted stock were made in reliance upon an exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, and the provisions of Regulation D promulgated thereunder.

As of April 18, 2011, a registration statement for the 2010 Incentive Plan has not been filed, although the Company currently intends to file a Form S-8 Registration Statement. Therefore, all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 4.                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Wegener Corporation, a Delaware corporation (the “Company”), was held on February 1, 2011.  Matters voted upon and the final voting results were as follows:

(1.)
The shareholders approved the election of the following class I director nominees to the Board of Directors to hold office until the 2014 annual meeting of stockholders or until their successors shall have been elected and qualified with the voting as follows:

Nominee	For	Withheld	Broker non-votes
C. Troy Woodbury, Jr.	6,947,715	129,449	5,076,249
Phylis A. Eagle-Oldson	6,827,061	250,103	5,076,249

(2.)	The Company’s 2011 Incentive Plan was approved with the voting as follows:

For	Against	Abstain	Broker non-votes
6,408,690	665,004	3,470	5,076,249

(3.)
An amendment to the Company’s Certificate of Incorporation that authorizes shares of preferred stock and grants to the board of directors the authority to issue shares of preferred stock in one or more series and to determine the terms and conditions thereof was approved with the voting as follows:

For	Against	Abstain	Broker non-votes
6,380,555	684,883	11,726	5,076,249

(4.)	The proposal to hold an advisory (nonbinding) vote on executive compensation was approved with the voting as follows:

For	Against	Abstain	Broker non-votes
6,982,452	74,707	19,830	5,076,249

(5.)	The shareholders voted to hold the advisory (nonbinding) vote on executive compensation on an annual basis as follows:

1 Year	2 Years	3 Years	Abstain	Broker non-votes
6,737,148	56,361	229,973	53,507	5,076,249

(6.)	The appointment of Habif, Arogeti & Wynne, LLP to serve as the Company’s independent registered public accounting firm for fiscal 2011 was ratified with the voting as follows:

For	Against	Abstain
11,982,098	157,831	13,484

ITEM 6.   EXHIBITS

The following documents are filed as exhibits to this report.  An asterisk identifies those exhibits previously filed and incorporated herein by reference.  For each such asterisked exhibit there is shown below the description of the prior filing.  Exhibits which are not required for this report are omitted.

Exhibit No.		Description of Exhibit

3.1	*	Certificate of Incorporation as amended through May 4, 1989. (1)

3.1.1	*	Amendment to Certificate of Incorporation. (2)

3.1.2	*	Amendment to Certificate of Incorporation effective January 27, 2009 (4)

3.1.3		Amendment to Certificate of Incorporation effective February 1, 2011

3.2	*	By-laws of the Company, as Amended and Restated May 17, 2006. (3)

10.1		2011 Incentive Plan

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 1989, as filed with the Commission on November 30, 1989.+
(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997, as filed with the Commission on June 30, 1997.+
(3)	Incorporated by reference to the Company's Current Report on Form 8-K, dated May 17, 2006, as filed with the Commission on May 22, 2006.+
(4)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2009, as filed with the Commission on November 25, 2009.+
+	SEC file No. 0-11003

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEGENER CORPORATION
(Registrant)

Date: April 18, 2011	By:	/s/C. Troy Woodbury, Jr.
	Name:	C. Troy Woodbury, Jr.
	Title:	President and Chief Executive Officer Principal Executive Officer)

Date: April 18, 2011	By:	/s/James Traicoff
	Name:	James Traicoff
	Title:	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)