Form 10-Q
period 2011-06-03
WEGENER CORP
filed 2011-07-18
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 3, 2011

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	13,147,051 Shares
Class	Outstanding at June 30, 2011

WEGENER CORPORATION
Form 10-Q For the Quarter Ended June 3, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Wegener™ Corporation (the “Company”, “Wegener”, “we”, “our” or “us”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The consolidated statements of operations for the three and nine months ended June 3, 2011, and May 28, 2010; the consolidated balance sheet as of June 3, 2011; the consolidated statements of (capital deficit) shareholders' equity as of June 3, 2011, and May 28, 2010; and the consolidated statements of cash flows for the nine months ended June 3, 2011, and May 28, 2010; have been prepared without audit.  The consolidated balance sheet as of September 3, 2010, has been audited by independent registered public accountants.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 3, 2010, File No. 0-11003.  These consolidated financial statements include the accounts of Wegener Communications, Inc. (WCI), our wholly-owned subsidiary.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods.  The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	June 3, 2011	May 28, 2010	June 3, 2011	May 28, 2010

Revenue, net	$2,214,505	$2,075,276	$6,617,652	$6,344,207

Operating costs and expenses
Cost of products sold	1,597,969	1,339,208	4,552,975	4,478,133
Selling, general and administrative	716,365	844,735	2,387,085	2,619,843
Research and development	304,904	251,527	899,853	912,647

Operating costs and expenses	2,619,238	2,435,470	7,839,913	8,010,623

Operating loss	(404,733)	(360,194)	(1,222,261)	(1,666,416)
Interest expense	(98,262)	(126,371)	(277,094)	(332,302)

Net loss	$(502,995)	$(486,565)	$(1,499,355)	$(1,998,718)

Net loss per share:
Basic and diluted	$(0.04)	$(0.04)	$(0.12)	$(0.16)

Shares used in per share calculation
Basic and diluted	13,147,051	12,647,051	12,976,721	12,647,051

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 3, 2011 (Unaudited)	September 3, 2010
Assets

Current assets
Cash	$465,539	$231,091
Accounts receivable, net	2,261,504	1,633,971
Inventories, net	1,905,090	3,145,090
Other	170,347	234,986

Total current assets	4,802,480	5,245,138

Property and equipment, net	1,501,105	1,618,015
Capitalized software costs, net	1,281,510	1,263,405
Other assets	207,567	234,944

Total assets	$7,792,662	$8,361,502

Liabilities and Capital Deficit

Current liabilities
Line of credit-related party	$4,250,000	$3,850,000
Accounts payable	2,103,508	2,142,114
Accrued expenses	2,183,018	1,731,522
Deferred revenue	388,735	529,583
Customer deposits	387,569	239,971

Total current liabilities	9,312,830	8,493,190

Commitments and contingencies

Capital deficit
Preferred stock, $20.00 par value; 250,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 13,147,051 and 12,647,051 shares issued and outstanding	131,471	126,471
Additional paid-in capital	20,112,577	20,006,702
Accumulated deficit	(21,764,216)	(20,264,861)

Total capital deficit	(1,520,168)	(131,688)

Total liabilities and capital deficit	$7,792,662	$8,361,502

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF (CAPITAL DEFICIT) SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance at August 28, 2009	12,647,051	$126,471	$20,006,702	$(17,951,481)
Net loss for the nine months	-	-	-	(1,998,718)
BALANCE at May 28, 2010	12,647,051	$126,471	$20,006,702	$(19,950,199)

Balance at September 3, 2010	12,647,051	$126,471	$20,006,702	$(20,264,861)
Common stock awards	500,000	5,000	57,500	-
Share-based compensation	-	-	48,375	-
Net loss for the nine months	-	-	-	(1,499,355)
BALANCE at June 3, 2011	13,147,051	$131,471	$20,112,577	$(21,764,216)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	June 3, 2011	May 28, 2010

Cash flows from operating activities
Net loss	$(1,499,355)	$(1,998,718)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	830,432	871,787
Share-based compensation expense	110,875	-
Increase in provision for bad debts	103,000	15,000
Increase in provision for inventory reserves	85,000	65,000
Increase in provision for warranty reserves	112,000	-
Changes in assets and liabilities
Accounts receivable	(730,533)	276,251
Inventories	1,155,000	976,958
Other assets	65,224	(5,174)
Accounts payable	(38,606)	(355,975)
Accrued expenses	339,496	179,734
Deferred revenue	(140,848)	(170,633)
Customer deposits	147,598	(72,195)

Net cash provided by (used for) operating activities	539,283	(217,965)

Cash flows from investing activities
Property and equipment expenditures	(33,592)	(6,593)
Capitalized software additions	(671,243)	(637,598)
License agreement, patent, and trademark expenditures	-	(3,173)

Net cash used for investing activities	(704,835)	(647,364)

Cash flows from financing activities
Net change in borrowings under revolving line of credit	400,000	1,200,912
Proceeds from note payable	-	250,000

Net cash provided by financing activities	400,000	1,450,912

Net increase in cash	234,448	585,583
Cash, beginning of period	231,091	3,476

Cash, end of period	$465,539	$589,059

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,818	$18,148

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

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $21,764,000 at June 3, 2011.  We had a working capital deficit of approximately $4,510,000 at June 3, 2011 compared to working capital deficits of $3,248,000 at September 3, 2010 and $1,139,000 at August 28, 2009.

During the first, second and third quarters of fiscal 2011 bookings were approximately $3.2, $0.7 and $1.6 million, respectively, compared to $1.8, $2.1 and $3.0 million, respectively, in the same periods of fiscal 2010.  During fiscal 2010 and fiscal 2009 bookings were $8.3 million and $5.5 million, respectively.  These bookings were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

Our backlog scheduled to ship within eighteen months was approximately $5.2 million at June 3, 2011, compared to $6.0 million at September 3, 2010, and $6.5 million at May 28, 2010.  The total multi-year backlog at June 3, 2011 was also approximately $5.2 million, compared to $6.1 million at September 3, 2010 and $7.2 million at May 28, 2010.  Approximately $1.4 million of the June 3, 2011 backlog is scheduled to ship during the remainder of fiscal 2011 and $3.7 million is scheduled to ship during fiscal 2012.

Our bookings and revenues to date in fiscal 2011 and during fiscal 2010 and fiscal 2009 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations.  In addition, significant shippable bookings are currently required to meet our quarterly financial and cash flow projections for the remainder of fiscal 2011 and for fiscal 2012.

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

At June 3, 2011, our primary source of liquidity was a $4,250,000 loan facility, which initially matured on April 7, 2011.  The loan facility automatically renews for successive twelve (12) month periods provided, however, the lender may terminate the facility by providing a ninety (90) day written notice of termination at any time after April 7, 2011.  No assurances may be given that our loan facility will continue for the duration of the twelve month renewal period.  In the event of a ninety day notice of termination of our loan facility, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan.  There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

Our cash flow requirements during the first nine months of fiscal 2011 were financed by our line of credit borrowings and our working capital. Our net borrowings under our loan facility increased $400,000 to the maximum credit limit of $4,250,000 at June 3, 2011 from $3,850,000 at September 3, 2010.  At July 7, 2011, the outstanding balance on the line of credit remained at $4,250,000 and our cash balances were approximately $356,000.

With our line of credit currently at the maximum limit, our very near term liquidity is dependent on our working capital and primarily on the timely collection of accounts receivable balances and conversion of inventory into receivable balances. During the second and third quarters of fiscal 2011 and continuing to date, the days outstanding of our accounts receivable has increased beyond our expectations, primarily due to a delay in payment from one customer, which has adversely impacted our cash balances. Our low level of bookings has lengthened the cycle of conversion of inventory into receivable balances and then into cash balances.

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

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by the buyer, and no additional performance obligations by the Company exist.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  During the nine months ended June 3, 2011, approximately $550,000 of revenue to one customer were recorded as bill and hold transactions.

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

Fiscal Year
We use a fifty-two, fifty-three week year.  The fiscal year ends on the Friday closest to August 31.  The first nine months of fiscal years 2011 and 2010 both contained thirty-nine weeks.  Fiscal year 2011 contains fifty-two weeks while 2010 contained fifty-three weeks.

Note 3  Accounts Receivable
Accounts receivable are summarized as follows:

	June 3, 2011 (Unaudited)	September 3, 2010

Accounts receivable – trade	$2,494,007	$1,743,411
Other receivables	10,200	30,253
	2,504,207	1,773,664

Less: allowance for doubtful accounts	(242,703)	(139,693)

Accounts receivable, net	$2,261,504	$1,633,971

Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2011 and beyond (see Note 11).  At June 3, 2011, three customers accounted for approximately 31.0%, 11.9% and 11.7%, respectively, of our accounts receivable, while at September 3, 2010, four customers accounted for approximately 24.2%, 18.1%, 14.1% and 10.7%, respectively, of our accounts receivable.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4  Inventories
Inventories are summarized as follows:

	June 3, 2011 (Unaudited)	September 3, 2010

Raw materials	$3,208,626	$3,641,664
Work-in-process	703,522	703,531
Finished goods	2,479,338	3,275,183
	6,391,486	7,620,378

Less: inventory reserves	(4,486,396)	(4,475,288)

Inventories, net	$1,905,090	$3,145,090

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

Note 5  Accrued Expenses
Accrued expenses consisted of the following:

	June 3,
	2011	September 3,
	(Unaudited)	2010

Vacation	$572,014	$538,268
Interest	690,455	436,490
Payroll and related expenses	155,073	101,939
Royalties	171,807	99,212
Warranty	245,547	136,448
Taxes and insurance	133,444	97,810
Commissions	14,592	23,413
Professional fees	155,726	155,238
Other	44,360	142,704

	$2,183,018	$1,731,522

Note 6  Deferred Revenue
Deferred revenue consists of the unrecognized revenue portion of extended service maintenance contracts. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year.  At June 3, 2011, deferred extended service maintenance revenues were $378,000 and are expected to be recognized as revenue in varying amounts throughout the remainder of fiscal 2011 and into fiscal 2012.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 Finance Arrangements
Revolving Line of Credit

WCI’s revolving line of credit (“loan facility”), amended and effective October 8, 2009, is provided by The David E. Chymiak Trust Dated December 15, 1999 (the “Trust”). The Trust is controlled by David E. Chymiak who is a beneficial owner of approximately 8.5% of our outstanding common stock.  The loan facility provides a maximum credit limit of $4,250,000 excluding any accrued unpaid interest and bears interest at the rate of eight percent (8.0%) per annum.  At June 3, 2011, the outstanding balance on the loan facility was at the maximum credit limit of $4,250,000 and accrued unpaid interest amounted to approximately $690,000.  At July 7, 2011, the outstanding balance on the line of credit remained at $4,250,000.  All principal and interest shall be payable in U.S. dollars or, upon mutual agreement of the parties decided in good faith at the time payment is due, other good and valuable consideration.  The loan facility is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.

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

The amended loan facility’s debt covenants required us to be in compliance with a solvency representation provision which required us to be able to pay our debts as they become due, have sufficient capital to carry on our business and own property at a fair saleable value greater than the amount required to pay our debts.  At June 3, 2011, we were not in compliance with the solvency representation provision, however, on June 29, 2011, the loan facility’s security agreement was amended to remove the solvency representation provision from the debt covenants.  In addition, we are required to retain certain executive officers and are precluded from paying dividends.

Note 8 Income Taxes
For the nine months ended June 3, 2011, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance.  The valuation allowance increased $540,000 in the first nine months of fiscal 2011.  At June 3, 2011, net deferred tax assets of $7,990,000 were fully reserved by a valuation allowance.

At June 3, 2011, we had a federal net operating loss carryforward of approximately $15,510,000, which expires beginning fiscal 2021 through fiscal 2031.  Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

Note 9 Share-Based Compensation
2011 Incentive Plan.  On February 1, 2011, our stockholders approved the 2011 Incentive Plan (the “2011 Plan”).  The effective date of the 2011 Plan was January 1, 2011 and the 2011 Plan has a ten-year term.  The Plan provides for awards of up to an aggregate of 1,250,000 shares of common stock which may be represented by (i) incentive or nonqualified stock options, (ii) stock appreciation rights (tandem and free-standing), (iii) restricted stock, (iv) deferred stock, or (v) performance units entitling the holder, upon satisfaction of certain performance criteria, to awards of common stock or cash.  The maximum total number of shares of Restricted Stock, Deferred Stock and/or Performance Units that may be granted at full value shall not exceed 500,000 shares.  Eligible participants include officers and other key employees, non-employee directors, consultants and advisors to the Company.  The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights may not be less than 100% of the fair market value on the date of grant or, in the case of an option granted to a 10% or greater stockholder, not less than 110% of the fair market value on the date of grant.  The exercise price for any other option and stock appreciation rights shall be at least 100% of the fair market value on the date of grant.  The exercise period for nonqualified stock options may not exceed ten years and one day from the date of the grant, and the exercise period for incentive stock options or stock appreciation rights shall not exceed ten years from the date of the grant (five years for a 10% or greater stockholder).  No awards have been granted under the 2011 Plan.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table summarizes stock option transactions under the predecessor 1998 Incentive Plan, which expired and terminated effective December 31, 2007 and for the 2010 Incentive Plan for the nine months ended June 3, 2011:

		Range of	Weighted	Aggregate
	Number	Exercise	Average	Intrinsic
	of Shares	Prices	Exercise Price	Value
Outstanding at September 3, 2010	665,375	$.63 – 2.50	$1.33
Forfeited or cancelled	(4,000)	.63	.63
Granted	663,700	.125	.125
Outstanding at June 3, 2011	1,325,075	$.125 – 2.50	$.73	$-

Options exercisable at
June 3, 2011	1,325,075	$.125 – 2.50	$.73	$-
September 3, 2010	665,375	$.63 – 2.50	$1.33	-

The weighted average remaining contractual life of options outstanding and exercisable at June 3, 2011, was 3.3 years.  The weighted average grant date fair value of options granted during the first nine months of fiscal 2011 was $0.073.  There was no intrinsic value of the outstanding and exercisable stock options based on the closing market price of $0.06 at June 3, 2011.  The key terms of our 2010 and 1998 Incentive Plans are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 3, 2010.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 Earnings Per Share
The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.

	Three months ended
	June 3, 2011			May 28, 2010
			Per			Per
	Earnings	Shares	share	Earnings	Shares	share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net loss	$(502,995)			$(486,565)

Basic and diluted loss per share:
Net loss available to common shareholders	$(502,995)	13,147,051	$(0.04)	$(486,565)	12,647,051	$(0.04)

	Nine months ended
	June 3, 2011			May 28, 2010
			Per			Per
	Earnings	Shares	share	Earnings	Shares	share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net loss	$(1,499,355)			$(1,998,718)

Basic and diluted loss per share:
Net loss available to common shareholders	$(1,499,355)	12,976,721	$(0.12)	$(1,998,718)	12,647,051	$(0.16)

Stock options excluded from the diluted net loss per share calculation due to their anti-dilutive effect are as follows:

	Three months ended		Nine months ended
	June 3,	May 28,	June 3,	May 28,
	2011	2010	2011	2010
Common stock options:
Number of shares	1,325,075	665,375	1,325,075	665,375
Exercise price	$.125 to $2.50	$.63 to $2.50	$.125 to $2.50	$.63 to $2.50

Note 11  Segment Information and Concentrations
In accordance with ASC Topic 280 “Segment Reporting,” we operate within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment the Company has three sources of revenues as follows:

	Three months ended		Nine months ended
	June 3,	May 28,	June 3,	May 28,
	2011	2010	2011	2010
Product Line
Direct Broadcast Satellite	$2,109,133	$1,980,649	$6,315,922	$6,042,171
Analog and Custom Products	-	3,870	-	3,870
Service	105,372	90,757	301,730	298,166
	$2,214,505	$2,075,276	$6,617,652	$6,344,207

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concentration of products representing 10% or more of the respective periods’ revenues is as follows:

	Three months ended			Nine months ended
	June 3,	May 28,		June 3,		May 28,
	2011	2010		2011		2010

Product
iPump Media Servers	30.2%	10.8%		30.2%		(a )
Professional and broadcast receivers	(a )	(a	)	(a	)	14.8%
Enterprise media receivers	14.0%	(a	)	(a	)	10.1%
Audio broadcast receivers	23.6%	28.7%		26.9%		30.5%
Network control products	(a )	(a	)	(a	)	(a )
Product service repairs	(a )	(a	)	(a	)	(a )
Extended maintenance contracts	10.0%	11.4%		10.5%		12.1%

(a) Revenues for the period were less than 10% of total revenues.

Products representing 10% or more of annual revenues are subject to fluctuations from quarter to quarter as new products and technologies are introduced, new product features and enhancements are added and as customers upgrade or expand their network operations.

Revenues by geographic area are as follows:

	Three months ended		Nine months ended
	June 3,	May 28,	June 3,	May 28,
	2011	2010	2011	2010
Geographic Area
United States	$2,106,027	$1,829,100	$4,730,700	$5,318,626
Latin America	46,905	45,232	1,321,879	105,107
Canada	21,205	20,113	70,643	44,670
Europe	16,000	106,633	431,670	718,509
Other	24,368	74,198	62,760	157,295
	$2,214,505	$2,075,276	$6,617,652	$6,344,207

All of the Company’s long-lived assets are located in the United States.

Customers representing 10% or more of the respective period’s revenues are as follows:

	Three months ended		Nine months ended
	June 3,	May 28,	June 3,	May 28,
	2011	2010	2011	2010

Customer 1	24.7%	24.7%	10.2%	(a	)
Customer 2	(a )	(a )	18.7%	(a	)
Customer 3	22.9%	25.4%	25.8%	23.6%

(a)	Revenues for the period were less than 10% of total revenues.

Note 12    Commitments
We have one manufacturing and purchasing agreement for certain finished goods inventories. At June 3, 2011, outstanding purchase commitments under this agreement amounted to $655,000.

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

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

These risks were exacerbated by the 2008 crisis in national and international financial markets and the resulting global economic downturn, which has continued into 2011, and we are unable to predict with certainty what long-term effect these developments will continue to have on our Company.  During 2008 and into 2009, the capital and credit markets experienced extended volatility and disruption.  We believe that these unprecedented developments have adversely affected our business, financial condition and results of operations in fiscal years 2009 and 2010 and into the first nine months of fiscal 2011.

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

Revenues for the three months ended June 3, 2011 increased $139,000 or 6.7% to $2,214,000 from $2,075,000 for the three months ended May 28, 2010.  Revenues for the nine months ended June 3, 2011 increased $274,000 or 4.3% to $6,618,000 from $6,344,000 for the nine months ended May 28, 2010.  Operating results for the three and nine month periods ended June 3, 2011, were a net loss of $(503,000) or $(0.04) per share and a net loss of $(1,499,000) or $(0.12) per share, respectively, compared to a net loss of $(487,000) or $(0.04) per share and a net loss of $(1,999,000) or $(0.16) per share for the same periods ended May 28, 2010.

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

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 3, 2011 COMPARED TO THREE AND NINE MONTHS ENDED MAY 28, 2010

The following table sets forth, for the periods indicated, the components of the results of operations as a percentage of sales:

	Three months ended		Nine months ended
	June 3, 2011	May 28, 2010	June 3, 2011	May 28, 2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of products sold	72.2	64.5	68.8	70.6
Gross profit margin	27.8	35.5	31.2	29.4
Selling, general, and administrative	32.3	40.7	36.1	41.3
Research and development	13.8	12.1	13.6	14.4
Operating loss	(18.3)	(17.3)	(18.5)	(26.3)
Interest expense	(4.4)	(6.1)	(4.2)	(5.2)
Net loss	(22.7)%	(23.4)%	(22.7)%	(31.5)%

The operating results for the three and nine month periods ended June 3, 2011, were a net loss of $(503,000) or $(0.04) per share and a net loss of $(1,499,000) or $(0.12) per share, respectively, compared to a net loss of $(487,000) or $(0.04) per share and a net loss of $(1,999,000) or $(0.16) per share for the same periods ended May 28, 2010.

Revenues - Revenues for the three months ended June 3, 2011 increased $139,000 or 6.7% to $2,214,000 from $2,075,000 for the three months ended May 28, 2010.  Revenues for the nine months ended June 3, 2011 increased $274,000 or 4.3% to $6,618,000 from $6,344,000 for the nine months ended May 28, 2010.

Revenues for the three and nine months ended June 3, 2011, were adversely affected by lower than expected shippable bookings for the periods primarily as a result of customer delays in purchasing decisions and a deferral of project expenditures.  Fiscal 2011 third quarter revenues included (i) continued shipments of Encompass LE2 audio receivers to business music provider, Muzak LLC, (ii) ipump® 6420 audio media servers to Salem Communications and to Educational Media Foundation for network expansion projects and (iii) shipments of Unity® 550 receivers to a faith based private network for continued network expansion.. In addition, Unity® 550 receivers were shipped to Microspace to provide digital signage displays to their retail client. Revenues for the first nine months of fiscal 2011 included ipump® 562 enterprise media receivers for an international satellite digital signage project, ipump® 6400 media server equipment for an international health and education network as well as continued shipments of Encompass LE2 audio receivers to Muzak LLC.

Fiscal 2010 third quarter and first nine month revenues included continued shipments of Encompass LE2 audio receivers to Muzak LLC., Unity® 4600, Unity® 550 and Unity® 4650 receivers to Roberts Communications Network for network upgrades, shipments of our Unity® 550 for network upgrades to a faith based private network and shipments to MegaHertz for distribution of our products to the U.S. cable market. In addition, revenues included shipments of our network control system and Unity® 202 enterprise audio receivers to a new customer for upgrades to its existing background music network and shipments of iPump® 6420 media servers and Compel® network control software for Educational Media Foundation’s network expansion.

Our revenues and bookings are subject to the timing of significant orders from customers and new product introductions, and as a result revenue levels may fluctuate from quarter to quarter.  For the three months ended June 3, 2011, two customers accounted for 24.7% and 22.9% of revenues, respectively.  For the nine months ended June 3, 2011, these two customers accounted for 10.2% and 25.8% of revenues, respectively, and one additional customer accounted for 18.7% of revenues.  For the three months ended May 28, 2010, two customers accounted for 25.4% and 24.7% of revenues, respectively.  For the nine months ended May 28, 2010, one of these customers accounted for 23.6% of revenues.  Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout the remainder of fiscal 2011 and beyond.  Concentrations of revenue are likely to occur in any one or more of our products in any of our reporting periods. Product revenues are subject to fluctuations from quarter to quarter and year to year as new products and technologies are introduced, new product features and enhancements are added and as customers upgrade or expand their network operations.

Our backlog scheduled to ship within eighteen months was approximately $5.2 million at June 3, 2011, compared to $6.0 million at September 3, 2010, and $6.5 million at May 28, 2010.  The total multi-year backlog at June 3, 2011 was also approximately $5.2 million, compared to $6.1 million at September 3, 2010 and $7.2 million at May 28, 2010.  Approximately $1.4 million of the June 3, 2011 backlog is scheduled to ship during the remainder of fiscal 2011 and $3.7 million is scheduled to ship in fiscal 2012.

Gross Profit Margins - The Company's gross profit margin percentages were 27.8% and 31.2% for the three and nine months ended June 3, 2011, compared to 35.5% and 29.4% for the same periods ended May 28, 2010. Gross profit margin dollars decreased $120,000 or 16.2% for the three month period ended June 3, 2011, compared to the same period ended May 28, 2010.  For the first nine months of fiscal 2011 gross profit margins dollars increased $199,000 or 10.6%, compared to the same period in fiscal 2010.  The decrease in profit margin percentage and dollars in the third quarter of fiscal 2011 compared to the same period in fiscal 2010 was due to product mix while the increase in the profit margin percentage and dollars in the first nine months of fiscal 2011 compared to the same period in fiscal 2010 was primarily due to the increase in revenues which resulted in lower unit fixed costs.

Cost of products sold in the three and nine month periods of fiscal 2011 included capitalized software amortization expenses of $222,000 and $653,000, respectively, compared to $213,000 and $635,000 for the same periods of fiscal 2010. Inventory reserve charges were $25,000 and $85,000 in the three and nine month periods of fiscal 2011, respectively, compared to $25,000 and $65,000 in the same periods of fiscal 2010.  Warranty provisions included in cost of products sold in the third quarter and first nine months of fiscal 2011 were $40,000 and $112,000, respectively, compared to none in the same periods of fiscal 2010.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses decreased $129,000 or 15.2% to $716,000 for the three months ended June 3, 2011, compared to $845,000 for the same period of fiscal 2010. For the nine months ended June 3, 2011, SG&A expenses decreased $233,000 or 8.9% to $2,387,000 compared to $2,620,000 for the same period of fiscal 2010. Corporate SG&A expenses in the third quarter of fiscal 2011 decreased $5,000, or 3.6%, to $122,000 compared to $127,000 for the same period in fiscal 2010. For the nine months ended June 3, 2011, corporate SG&A expenses increased $55,000, or 12.3%, to $503,000 compared to $448,000 in the same period in fiscal 2010.  Corporate SG&A expenses in the nine months ended June 3, 2011 included non-cash share-based compensation expenses of approximately $111,000 for stock option and restricted stock awards compared to none in the same period of fiscal 2010.  The increases in share-based compensation expenses were offset by decreases in professional fees of $54,000 for the nine months ended June 3, 2011.  WCI’s SG&A expenses decreased $124,000, or 17.2%, to $594,000 from $718,000 and $288,000, or 13.3%, to $1,884,000 from $2,172,000 for the three and nine months ended June 3, 2011, compared to the same periods in fiscal 2010.  The decrease in WCI’s SG&A expenses for the three months ended June 3, 2011 was mainly due to decreases in (i) salaries and related payroll costs of $72,000 due to a reduction in headcount, (ii) general overhead costs of $17,000 due to overall cost reduction efforts of overhead expenses, (iii) marketing and travel expenses of $37,000 and (iv) professional fees of $25,000.  These decreases were offset by an increase in bad debt provisions of $28,000.  WCI’s SG&A severance expenses in the first nine months of fiscal 2011 decreased $147,000 to $24,000 from $171,000 in the same period of fiscal 2010.  Additional decreases in SG&A expenses in the first nine months of fiscal 2011 included (i) salaries and related payroll costs of $95,000 due to a reduction in headcount, (ii) general overhead costs of $82,000 due to the cost reduction efforts of overhead expenses and (iii) professional fees of $66,000. These decreases were offset by an increase in bad debt provisions of $88,000 and marketing and travel expenses of $14,000.  As a percentage of revenues, SG&A expenses were 32.3% and 36.1% for the three and nine month periods ended June 3, 2011, respectively, compared to 40.7% and 41.3% for the same periods in fiscal 2010.

Research and Development - Research and development (R&D) expenditures, including capitalized software development costs, increased $64,000, or 13.9%, to $529,000 for the three months ended June 3, 2011, from $465,000 for the three months ended May 28, 2010.  For the nine months ended June 3, 2011, R&D expenditures increased $21,000, or 1.4%, to $1,571,000 from $1,550,000 for the same period in fiscal 2010.  During the first quarter of fiscal 2011, to increase engineering capacity, the 10% reduction in paid working hours was eliminated for engineering personnel.  The increase in expenditures in the third quarter and first nine months of fiscal 2011 compared to the same period in fiscal 2010 was due to the increase in working hours. For the nine months ended June 3, 2011, the increase in expenditures related to the increase in working hours was partially offset by a reduction in head count compared to the same period in fiscal 2010.  Capitalized software development costs amounted to $224,000 and $671,000 for the third quarter and first nine months of fiscal 2011 compared to $213,000 and $638,000 for the same periods of fiscal 2010.  Research and development expenses, excluding capitalized software expenditures, were $305,000 or 13.8% of revenues, and $900,000 or 13.6% of revenues, for the three and nine months ended June 3, 2011, respectively, compared to $252,000 or 12.1% of revenues, and $913,000 or 14.4% of revenues, for the same periods of fiscal 2010.  The increases in expenses in the three and nine month periods of fiscal 2011 compared to the same periods in fiscal 2010 were due to the increase in working hours discussed above.  During the second quarter of fiscal 2011 we added two additional engineers and anticipate one additional hire during the remainder of fiscal 2011 to accomplish research and development activities scheduled during fiscal 2011 and beyond.

Interest Expense - Interest expense decreased $28,000 to $98,000 for the three months ended June 3, 2011, compared to $126,000 for the three months ended May 28, 2010.  For the nine months ended June 3, 2011, interest expense decreased $55,000 to $277,000 compared to $332,000 for the same period in fiscal 2010. The decreases were primarily due to a reduction in the annual interest rate from 12% to 8% effective at the beginning of fiscal 2011.

Income Tax Expense – For the nine months ended June 3, 2011, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $540,000 in the first nine months of fiscal 2011.  At June 3, 2011, net deferred tax assets of $7,990,000 were fully reserved by a valuation allowance.  At June 3, 2011, we had a federal net operating loss carryforward of approximately $15,510,000, which expires beginning fiscal 2021 through fiscal 2031.  Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
NINE MONTHS ENDED JUNE 3, 2011

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $21,764,000 at June 3, 2011.  We had a working capital deficit of approximately $4,510,000 at June 3, 2011 compared to working capital deficits of $3,248,000 at September 3, 2010 and $1,139,000 at August 28, 2009.

During the first, second and third quarters of fiscal 2011 bookings were approximately $3.2, $0.7 and $1.6 million, respectively, compared to $1.8, $2.1 and $3.0 million, respectively, in the same periods of fiscal 2010.  During fiscal 2010 and fiscal 2009 bookings were $8.3 million and $5.5 million, respectively.  These bookings were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

Our backlog scheduled to ship within eighteen months was approximately $5.2 million at June 3, 2011, compared to $6.0 million at September 3, 2010, and $6.5 million at May 28, 2010.  The total multi-year backlog at June 3, 2011 was also approximately $5.2 million, compared to $6.1 million at September 3, 2010 and $7.2 million at May 28, 2010.  Approximately $1.4 million of the June 3, 2011 backlog is scheduled to ship during the remainder of fiscal 2011 and $3.7 million is scheduled to ship during fiscal 2012.

Our bookings and revenues to date in fiscal 2011 and during fiscal 2010 and fiscal 2009 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations.  In addition, significant shippable bookings are currently required to meet our quarterly financial and cash flow projections for the remainder of fiscal 2011 and for fiscal 2012.

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

At June 3, 2011, our primary source of liquidity was a $4,250,000 loan facility, which initially matured on April 7, 2011.  The loan facility automatically renews for successive twelve (12) month periods provided, however, the lender may terminate the facility by providing a ninety (90) day written notice of termination at any time after April 7, 2011.  No assurances may be given that our loan facility will continue for the duration of the twelve month renewal period.  In the event of a ninety day notice of termination of our loan facility, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan.  There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

During the first nine months of fiscal 2011, our line of credit net borrowings increased $400,000 to the maximum limit of $4,250,000 at June 3, 2011, from $3,850,000 at September 3, 2010.  At July 7, 2011, the outstanding balance on the line of credit remained at $4,250,000 and our cash balances were approximately $356,000. Our cash flow requirements during the first nine months of fiscal 2011 were financed by our line of credit borrowings and our working capital.

With our line of credit currently at the maximum limit, our very near term liquidity is dependent on our working capital and primarily on the timely collection of accounts receivable balances and conversion of inventory into receivable balances. During the second and third quarters of fiscal 2011 and continuing to date, the days outstanding of our accounts receivable has increased beyond our expectations, primarily due to a delay in payment from one customer, which has adversely impacted our cash balances. Our low level of bookings has lengthened the cycle of conversion of inventory into receivable balances and then into cash balances.

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

Financing Agreements

WCI’s revolving line of credit (“loan facility”), amended and effective October 8, 2009, is provided by The David E. Chymiak Trust Dated December 15, 1999 (the “Trust”). The Trust is controlled by David E. Chymiak who is a beneficial owner of 8.5% of our outstanding common stock.  The loan facility provides a maximum credit limit of $4,250,000 excluding any accrued unpaid interest and bears interest at the rate of eight percent (8.0%) per annum.  At June 3, 2011, the outstanding balance on the loan facility was at the maximum credit limit of $4,250,000 and accrued unpaid interest amounted to approximately $690,000.  At July 7, 2011, the outstanding balance on the line of credit remained at $4,250,000.  All principal and interest shall be payable in U.S. dollars or, upon mutual agreement of the parties decided in good faith at the time payment is due, other good and valuable consideration.  The loan facility is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.

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

The amended loan facility’s debt covenants required us to be in compliance with a solvency representation provision which required us to be able to pay our debts as they become due, have sufficient capital to carry on our business and own property at a fair saleable value greater than the amount required to pay our debts.  At June 3, 2011, we were not in compliance with the solvency representation provision, however, on June 29, 2011, the loan facility’s security agreement was amended to remove the solvency representation provision from the debt covenants.  In addition, we are required to retain certain executive officers and are precluded from paying dividends.

Cash Flows

During the first nine months of fiscal 2011, operating activities provided $539,000 of cash.  Net loss adjusted for expense provisions and depreciation and amortization (before working capital changes) used $258,000 of cash.  Changes in accounts receivable, deferred revenue and customer deposit balances used $724,000 of cash. Changes in accounts payable and accrued expenses provided $301,000 of cash, while changes in inventories and other assets provided $1,220,000 of cash.  Cash used by investing activities was $705,000, which consisted of capitalized software additions of $671,000 and equipment additions of $34,000.  Financing activities provided $400,000 of cash from line of credit borrowings.

At June 3, 2011, our net inventory balances decreased $1,240,000 to $1,905,000 from $3,145,000 at September 3, 2010 which compared to $4,464,000 at August 28, 2009.  The decrease in inventory levels during fiscal 2011 and prior fiscal years has minimized the amount of required inventory purchases during those periods to meet revenue levels.  We will need to increase inventory purchases in subsequent quarters in order to have sufficient inventory balances to support revenue levels in fiscal 2012 and beyond.  A substantial portion of future inventory purchases will be with our offshore suppliers with whom we have been paying under extended payment terms and credit limits which are beyond normal payment terms and credit limits.  In order to have sufficient liquidity available for future inventory purchases it is likely we will need additional credit limits and continued extended payment terms from offshore and domestic suppliers; increased customer deposits from future bookings; additional borrowing capacity and/or additional capital.  No assurances may be given that we will be able to generate sufficient liquidity from these or other sources that may be required to support future inventory purchases.

We have one manufacturing and purchasing agreement for certain finished goods inventories. At June 3, 2011, outstanding purchase commitments under this agreement amounted to $655,000.

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

A summary of the Company’s contractual obligations as of June 3, 2011 consisted of:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015
Operating leases	$106,000	$16,000	$90,000	$-
Line of credit-related party	4,250,000	4,250,000	-	-
Purchase commitments	655,000	655,000	-	-
Total	$5,011,000	$4,921,000	$90,000	$-

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

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by the buyer, and no additional performance obligations by the Company exist.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  During the nine months ended June 3, 2011, approximately $550,000 of revenues to one customer were recorded as bill and hold transactions.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard cost, which approximates actual cost on a first-in, first-out basis) or market.  Inventories include the cost of raw materials, labor and manufacturing overhead.  We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value.  These reserves are to provide for items that are potentially slow-moving, excess or obsolete.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions.  At June 3, 2011, inventories, net of reserve provisions, amounted to $1,905,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility.  Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product.  Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs.  At June 3, 2011, capitalized software costs, net of accumulated amortization, amounted to $1,282,000.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards if it is more likely than not that the tax benefits will be realized.  Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards.  At June 3, 2011, net deferred tax assets of $7,990,000 were fully reserved by a valuation allowance. For the nine months ended June 3, 2011, the valuation allowance was increased by $540,000.

Accounts Receivable Valuation – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.  At June 3, 2011, accounts receivable, net of allowances for doubtful accounts, amounted to $2,262,000.

ITEM 4.      CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (June 3, 2011).  Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our lender has the right to terminate our loan facility at any time by providing a ninety (90) day written notice of termination.

The initial term of our loan facility matured on April 7, 2011.  The loan facility automatically renews for successive twelve (12) month periods provided, however, the Trust may terminate the facility by providing a ninety (90) day written notice of termination at any time after April 7, 2011.  In the event of a ninety day notice of termination of our loan facility, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan.  There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

We may not have sufficient financing to support future inventory purchases.

At June 3, 2011, our net inventory balances decreased $1,240,000 to $1,905,000 from $3,145,000 at September 3, 2010 which compared to $4,464,000 at August 28, 2009.  The decrease in inventory levels during fiscal 2011 and prior fiscal years has minimized the amount of required inventory purchases during those periods to meet revenue levels.  We will need to increase inventory purchases in subsequent quarters in order to have sufficient inventory balances to support revenue levels in fiscal 2012 and beyond.  A substantial portion of future inventory purchases will be with our offshore suppliers with whom we have been paying under extended payment terms and credit limits which are beyond normal payment terms and credit limits.  In order to have sufficient liquidity available for future inventory purchases it is likely we will need additional credit limits and continued extended payment terms from offshore and domestic suppliers; increased customer deposits from future bookings; additional borrowing capacity and/or additional capital.  No assurances may be given that we will be able to generate sufficient liquidity from these or other sources that may be required to support future inventory purchases.

Our line of credit balance at June 3, 2011 has reached the maximum available credit limit of $4,250,000, as a result, our near term liquidity is dependent on our working capital. Additional capital or borrowings, if needed, may not be available to continue as a going concern.

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

As of July 18, 2011, a registration statement for the 2010 Incentive Plan has not been filed, although the Company currently intends to file a Form S-8 Registration Statement. Therefore, all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 6.      EXHIBITS

The following documents are filed as exhibits to this report.  An asterisk identifies those exhibits previously filed and incorporated herein by reference.  For each such asterisked exhibit there is shown below the description of the prior filing.  Exhibits which are not required for this report are omitted.

Exhibit No.		Description of Exhibit

3.1	*	Certificate of Incorporation as amended through May 4, 1989. (1)

3.1.1	*	Amendment to Certificate of Incorporation. (2)

3.1.2	*	Amendment to Certificate of Incorporation effective January 27, 2009. (4)

3.1.3	*	Amendment to Certificate of Incorporation effective February 1, 2011. (5)

3.2	*	By-laws of the Company, as Amended and Restated May 17, 2006. (3)

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 1989, as filed with the Commission on November 30, 1989.+
(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997, as filed with the Commission on June 30, 1997.+
(3)	Incorporated by reference to the Company's Current Report on Form 8-K, dated May 17, 2006, as filed with the Commission on May 22, 2006.+
(4)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2009, as filed with the Commission on November 25, 2009.+
(5)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 4, 2011, as filed with the Commission on April 18, 2011.+
+	SEC file No. 0-11003

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEGENER CORPORATION
(Registrant)

Date: July 18, 2011	By:	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 18, 2011	By:	/s/ James Traicoff
James Traicoff
Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)