Form 10-K
period 2011-09-02
WEGENER CORP
filed 2011-12-01
CIK 715073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 2, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 4, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock held by non-affiliates was $1,730,951 based on the last sale price of the Common Stock as as reported on the OTCQB market place on such date.  (The officers and directors of the registrant, and owners of over 10% of the registrant’s common stock, are considered affiliates for purposes of this calculation.)

As of November 15, 2011, 13,147,051 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement pertaining to the 2012 Annual Meeting of Stockholders, only to the extent expressly so stated herein, are incorporated herein by reference into Part III.

WEGENER CORPORATION
FORM 10-K
YEAR ENDED SEPTEMBER 2, 2011

PART I

ITEM 1.  BUSINESS

Wegener® Corporation, the Registrant, together with its subsidiary, is referred to herein as “we,” “our,” “us,” the “Company” or “Wegener.”  All references herein to 2011 and 2010 refer to the fiscal years ended September 2, 2011 and September 3, 2010, respectively. All references to year(s) or fiscal refer to our fiscal year(s).

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

Net loss for the year ended September 2, 2011, was $(1,466,000) or $(0.11) per share, compared to a net loss of $(2,313,000) or $(0.18) per share for the year ended September 3, 2010.  Revenues for fiscal 2011 increased $189,000, or 2.1%, to $9,110,000 from $8,921,000 in fiscal 2010.

During the first, second, third and fourth quarters of fiscal 2011 bookings were approximately $3.2, $0.7, $1.6 and $0.9 million, respectively.  During fiscal 2010 bookings were $8.3 million.  These bookings were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

During the prior three fiscal years, we made reductions in headcount, engineering consulting, and other operating and overhead expenses.  Throughout fiscal 2010, we continued a reduction in paid working hours Company-wide of approximately 10%.  During the first quarter of fiscal 2011, to increase engineering capacity, the 10% reduction in paid working hours was eliminated for engineering personnel.

At September 2, 2011, our primary source of liquidity for cash flows was our $4,250,000 loan facility, which initially matured on April 7, 2011.  The loan facility automatically renews for successive twelve (12) month periods provided, however, the lender may terminate the facility by providing a ninety (90) day written notice of termination at any time after April 7, 2011.  No assurances may be given that our loan facility will continue for the duration of the twelve month renewal period.  In the event of a ninety day notice of termination of our loan facility, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan.  There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

Segment Information and Financial Information by Geographical Area

Segment information and financial information by geographical area contained in Note 13 to the consolidated financial statements contained in this report are incorporated herein by reference in response to this item.

MARKETS AND INDUSTRY OVERVIEW

The primary markets we serve are business and private networks, broadcast television and program originators and radio broadcasters.

Business/Private Networks

Business networks consist of corporations and enterprises distributing video, audio and/or data among their sites.  Private networks consist of networks that target video, audio and/or data to a select group of subscribers or viewers. Our equipment is currently used for a large percentage of the horse racing video distribution to off-track betting locations in the United States and Sweden.  We also have a strong presence in background music networks and faith-based networks. We continue to expand a global footprint of digital signage networks, providing networked equipment to distribute and display information and advertisements dynamically to retail customers and employees.  Business and private network customers include Muzak, The Church of Jesus Christ of Latter-day Saints and Kanal 75.  We work through third-party integrators, such as SSL Digital S.A. de C.V. Comtelsat, Kanal75 and Microspace to reach this market.

Business and private networks are interested in developing dynamic multi-platform (television, web, mobile) communication strategies to reach consumers and empower employees.  Organizations also look for technology to conserve bandwidth, provide simple network integration, while supporting remote monitoring and trouble shooting.  Many networks prefer to have hybrid distribution options so they can use IP or satellite to deliver content.  Private and business networks continue to show strong interest in store-forward technology to localize their messaging on a site-by-site basis, support on-demand education and reduce overall network bandwidth demands..  Digital signage is one of the largest growth areas within the business and private networks market.  Digital signage is a broad term which can include kiosk, screen, wayfinder, video playlist, video wall, billboard, menu boards and interactive environments.  Digital signage networks can be used in to educate consumers, advertise products and brand the environment in a dynamic fashion.  Digital signage networks are also often used to educate employees.  It is making inroads with non-profit organizations to share information.

Broadcast Television and Program Originators

Broadcast television consists of (1) broadcast networks (companies that distribute broadcast television channels nationally to their affiliates typically via satellite); and (2) broadcast stations (local stations which are typically affiliates of national broadcasters that distribute typically free-to-air television to local viewers).  Program originators consist of programmers that provide television programming to cable, DTH satellite (direct-to-home) and telecom companies for distribution to consumers.  Broadcast television and programmer customers include HDNet and Worship Network.

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

Broadcast Radio

Broadcast radio consists of companies that broadcast, typically free-to-air, radio signals to local listeners.  Radio network customers include BBC World Service, EMF Broadcasting, Dial Global, Christian Radio Consortium, and Salem Radio Network.

Broadcast radio operators are interested in regionalizing their broadcasts to give a local feel to the programming. Where possible, they wish to offer affiliates flexibility to custom local broadcasts by shifting their programming for time-zones so that “drive times” are able to be addressed with particular morning and afternoon shows and advertisements, which can demand higher advertising dollars.  In addition, they continue to come under pressure from advertisers to ensure verification and accuracy of advertisements.

PRODUCTS

Our products include: iPump® Media Servers, Unity® Satellite Receivers, Compel® Network Control and Content Management Systems,  Nielsen Media Research Products, Digital Television (DTV) Digital Stream Processors, third-party uplink products and customized products.  See Note 13 to the consolidated financial statements for information on the concentration of products representing 10% or more of revenues the past two fiscal years.

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

There are four models of the iPump® that utilize file-based broadcasting technology.  The iPump® 6400 Professional Media Server is designed for broadcast television and private network customers.  The iPump® 6420 Audio Media Server is designed specifically to meet the needs of radio broadcasters.  The iPump® 562 and iPump® 525 Enterprise Media Servers are designed specifically for private network and enterprise applications, such as digital signage.  The iPump® 562 and iPump® 525 Media Servers support MPEG-4/h.264 video decoding for high definition and standard definition video. In addition, the iPump® 562 supports Digital Video Broadcast (DVB)-S2 satellite demodulation.  The iPump® 525 is designed specifically to support terrestrial content distribution and control.

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

The Unity® 4600 receiver is a digital satellite receiver used primarily by program originators to distribute analog and digital programming.  DVB-S2 satellite demodulation support is available on the product.

The Unity® 202 audio receiver is designed for business music providers.  It allows users to select audio formats and offers audio storage for advertising insertion and disaster recovery.  It is our second generation file-based broadcasting business music receiver.

Compel® Network Control Systems

Our Compel® Network Control System has been a key differentiator to our products since 1989.  Compel® is used in networks worldwide to control over 100,000 receivers, and it features grouping and addressing controls that provide flexibility in network management.  Receivers can be controlled as individual sites and as groups.  Commands are synchronized with video and audio programming, which allows users to regionalize programming and blackout programming from nonsubscribers, as well as target commercials to subscribers.  Compel® network control systems include Compel® for radio broadcasting and background music applications and Compel® 2 for advanced content ingest, content management, digital signage, live and file-based video applications.

Compel® option modules include Conditional Access for satellite-enabled broadcasts. Conditional Access utilizes a secure microprocessor in Unity® and iPump® receiver to deliver fast, secure conditional access to a network without the high cost of smart card systems.   Unity® satellite receivers and iPump® media servers are controlled by the Compel® Network Control System, so the markets for Compel® are the same as for iPump® and Unity® receivers.

The next generation of Compel® is the Compel® 2 network control system.  Compel® 2 retains the features of the Compel® network control system while adding new features designed to enhance the user interface and simplify operations for dynamic media distribution.  Compel® 2 supports multiple applications, users and networks. For digital signage applications, Compel® 2 features integrated standards-based ingest tools to streamline content management and optimize media player output and user friendly screens to help design, schedule and sequence custom combinations of video, graphics and text overlays.  The control system has been streamlined by unifying many different screens and utilities within a single, user friendly, web-based graphical user interface. Using a web browser access, operators can control live and file-based media distribution networks from any web-enabled remote location.  Built upon a scalable open architecture, Compel® 2 also makes it easier for network administrators to limit access of employees or affiliates to only those features and functions their jobs require. New set-up features allow administrators to create classes of users that designate each user’s level of access.

CompelConnect.com™ provides the operations available in Compel® 2 as a software as a service (SaaS) offering.  Customers can purchase rights to use Compel® 2 via the Internet on a monthly basis.  We are targeting smaller networks where the economics of the network could not support a Compel® purchase for the service.  CompelConnect.com service revenues were less than 1% of total revenues in fiscal 2011.

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

We have completed shipments of file-based broadcasting networks, including iPump®, Compel® and MediaPlan®, in multiple applications, including digital signage, virtual channel generation and broadcast radio.  Some examples of iPump® applications are described below.

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

Manufacturing and Suppliers; Sources and Availability of Raw Materials

During fiscal years 2011 and 2010, we used offshore manufacturers for a significant amount of our finished goods or component inventories.  An offshore manufacturer, with facilities located in Taiwan and the Peoples Republic of China, accounted for approximately 58% and 79% of inventory purchases in fiscal 2011 and fiscal 2010, respectively.  Raw materials consist of passive electronic components, electronic circuit boards and fabricated sheet metal.  Approximately 20% of our raw materials are purchased directly from manufacturers and the other 80% are purchased from distributors.  Passive and active components include parts such as resistors, integrated circuits and diodes.  We use approximately ten distributors and two contract manufacturers to supply our electronic components.  We often use a single contract manufacturer or subcontractor to supply a total subassembly or turnkey solution for higher volume products.  Direct suppliers provide sheet metal, electronic circuit boards and other materials built to specifications.  We maintain relationships with approximately 20 direct suppliers.  Most of our materials are available from a number of different suppliers; however, certain components used in existing and future products are currently available from a single or a limited number of sources.  Although we believe that all single-source components currently are available in adequate quantities, there can be no assurance that shortages or unanticipated delivery interruptions will not develop in the future.  Any disruption or termination of supply of certain single-source components or agreements with contract manufacturers could have an adverse effect on our business and results of operations.  Our manufacturing operations consist primarily of final assembly and testing of our products, utilizing technically trained personnel, electronic test equipment and proprietary test programs.

Intellectual Property

Currently, we hold six U.S. patents and have one patent application pending.  We retain a worldwide, non-exclusive, royalty-free license under the patents for use in both existing and future products.  A patent covering advanced receiver grouping techniques in Compel® expired on November 14, 2008.  In addition to the advanced grouping techniques, we believe Compel®, along with our MediaPlan® CM and MediaPlan® i/o modules, offers other significant features and functionalities for complex network control applications that provide us with an advantage over competitive control systems.  Compel®, which has been operational since 1989, will continue to be upgraded and enhanced.  The expiration of the Compel® patent has, to date, not had a material adverse effect on our business and results of operations.  However, no assurances may be given that a material adverse effect will not occur in the future (see Item 1A. “Risk Factors” section below).

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

As of September 2, 2011, we have entered into approximately six license agreements for utilization of various technologies. These agreements currently require royalty payments, or may require future royalties for products under development, none of which are expected to have a material adverse effect on our financial condition or results of operations.

Seasonal Variations in Business

There do not appear to be any seasonal variations in our business.

Working Capital Practices

Information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) section of this report is incorporated herein by reference in response to this item.

Dependence upon a Limited Number of Customers

We sell to a variety of domestic and international customers on an open-unsecured account basis.  These customers principally operate in the cable television, broadcast, business music, private network and data communications industries.  Sales to Muzak LLC and SSL Digital S.A. de C.V. accounted for approximately 24.6% and 17.7% of revenues in fiscal 2011.  Sales to Muzak LLC and Corporation of the Presiding Bishop of The Church of Jesus Christ of Latter-Day Saints accounted for approximately 22.8% and 10.7% of revenues in fiscal 2010, respectively.  At September 2, 2011, four customers accounted for approximately 28.1%, 15.5%, 14.0% and 10.1%, respectively, of our accounts receivable.  At September 3, 2010, four customers accounted for approximately 24.1%, 18.1%, 14.1% and 10.7%, respectively, of our accounts receivable.  Sales to a relatively small number of major customers have typically comprised a majority of our revenues.  This trend is expected to continue in fiscal 2012 and beyond. The loss of one or more of these customers would likely have, at least in the near term, a material adverse effect on our results of operations.

Backlog of Orders

Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within 18 months.  Our eighteen month backlog was approximately $3,534,000 at September 2, 2011, $5,972,000 at September 3, 2010, and $4,316,000 at August 28, 2009. Approximately $2,642,000 of the September 2, 2011, backlog is expected to ship during fiscal 2012.  At September 2, 2011, three customers accounted for 88% of the eighteen month backlog and 84% of the backlog expected to ship during fiscal 2012.  Reference is hereby made to the information contained in MD&A, which is incorporated herein by reference in response to this item.

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

Research and Development

Our research and development activities are designed to strengthen and enhance our existing products and systems and to develop new products and systems.  Our development strategy is to identify features, products and systems which are, or are expected to be, needed by a number of customers.  A major portion of the fiscal 2011 and 2010 research and development expenses were spent on product development of our iPump® 6420, iPump® 562, iPump® 525, Compel®, and Unity® 552 products.  WCI’s research and development expenses totaled $1,232,000 in fiscal 2011 and $1,148,000 in fiscal 2010.  Additional information contained in the “Products” and “Intellectual Property” sections above and in MD&A is incorporated herein by reference in response to this item.

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

Network control and management have long been a differentiator for our Unity® receivers and iPump® media servers.  Through fiscal 2011, we continued to invest in network control for our products, which allows customers to create dynamic environments with their receivers and to gain additional advertising revenue by regionalizing broadcasts and advertisements.  When network control is included in a file-based broadcasting network, it becomes a very complex operation to manage the media content and data files on media servers throughout the network.  It is imperative to customers that it is managed properly, as the content often has limited viewing rights, so it must be deleted when rights have expired or replaced by newer versions over time.  Network control and management products, such as Compel® and MediaPlan®, manage such operations.

During fiscal 2011, we launched CompelConnect.com service based on our new Compel 2 product, which was under development during fiscal 2011 and 2010.  CompelConnect.com service revenues were less than 1% of total revenues in fiscal 2011.

Employees

As of September 2, 2011, we had 48 full-time employees employed by WCI and no employees employed by Wegener Corporation.    No employees are parties to a collective bargaining agreement and we believe that employee relations are good.

Available Information

Our Web site is http://www.wegener.com.  Information contained on our Web site should not be considered incorporated by reference in this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, for purposes of section 401(b) of Regulation S-K, are as follows:

Name and Business Experience	Age	Office Held

C. Troy Woodbury, Jr. President and Chief Executive Officer of the Company and WCI since October 2009. Treasurer and Chief Financial Officer of the Company from June 1988 to October 2009 and Director since 1989. Treasurer and Chief Financial Officer of WCI from 1992 to October 2009. Senior Vice President of Finance of WCI from March 2002 to October 2009. Executive Vice President of WCI from July 1995 to March 2002. Chief Operating Officer of WCI from September 1992 to June 1998. Group Controller for Scientific-Atlanta, Inc. from March 1975 to June 1988.	64	President and Chief Executive Officer of the Company and WCI

James Traicoff Treasurer and Chief Financial Officer of the Company and WCI since October 2009. Controller of the Company and WCI from July 1988 to October 2009.	61	Treasurer and Chief Financial Officer of the Company and WCI

ITEM 1A.	RISK FACTORS

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

Our bookings and revenues during fiscal 2011 and to date in fiscal 2012 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations.  We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $21,731,000 at September 2, 2011.  We had a working capital deficit of approximately $4,441,000 at September 2, 2011 compared to a working capital deficit of approximately $3,248,000 at September 3, 2010.  Our ability to continue as a going concern will depend upon our ability to increase our bookings and revenues in the near term to attain profitable operations and to generate sufficient cash flow from operations. Should increased revenues not materialize, we are committed to further reducing operating costs to bring them in line with reduced revenue levels.  Should we be unable to achieve near term profitability and generate sufficient cash flow from operations and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or increase our borrowings. No assurances can be given that operating costs can be sufficiently reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern.  The audit reports relating to the Consolidated Financial Statements for the years ended September 2, 2011 and September 3, 2010 contain explanatory paragraphs regarding the Company’s ability to continue as a going concern.

The volatility and disruption of the capital and credit markets, and adverse changes in the global economy, will likely have a negative impact on our ability to access the capital and credit markets.

The capital and credit markets remain tight as a result of adverse economic conditions that have caused the failure and near failure of a number of large financial services companies.  If the capital and credit markets continue to experience crisis and the availability of funds remains low, it is likely that our ability to access the capital and credit markets will be limited, available on less favorable terms or not available at all during this period in the event we need to raise additional capital or obtain additional credit facilities in order to continue as a going concern.  In addition, if current global economic conditions persist for an extended period of time or worsen substantially, our business may suffer in a manner which could cause us to fail to satisfy the representations, warranties and covenants to which we are subject under our existing credit facility.

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

Our future bookings, revenues, cash flow from operations and operating results are difficult to predict and may fluctuate materially.

Our future operating results are difficult to predict and may be materially affected by a number of factors, including: the timing of purchasing decisions by our customers, the timing of new product announcements or introductions by us or our competitors, competitive pricing pressures, adequate availability of components and offshore manufacturing capacity.  Additional factors affecting our operating results include our ability to hire, retain and motivate adequate numbers of engineers and other qualified employees, changes in product mix, and the effect of adverse changes in economic conditions in the United States and international markets. In addition, our markets have historically been cyclical and subject to significant economic downturns. Our business is subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in inventory will not be rendered obsolete before we ship them. Our cash collections from our accounts receivable are impacted by the timing and levels of our bookings and revenues.  As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future operating results and cash flows from operations on a quarterly or annual basis.

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

At September 2, 2011, our net inventory balances decreased $1,615,000 to $1,530,000 from $3,145,000 at September 3, 2010, compared to $4,464,000 at August 28, 2009.  The decrease in inventory levels during fiscal 2011 and prior fiscal years has minimized the amount of required inventory purchases during those periods to meet revenue levels.  We will need to increase inventory purchases in future quarters in order to have sufficient inventory balances to support revenue levels in fiscal 2012 and beyond.  A substantial portion of future inventory purchases will be with our offshore suppliers whom we have been paying under extended payment terms and credit limits which are beyond normal payment terms and credit limits.  In order to have sufficient liquidity available for future inventory purchases it is likely we will need additional credit limits and continued extended payment terms from offshore and domestic suppliers; increased customer deposits from future bookings; additional borrowing capacity and/or additional capital.  No assurances may be given that we will be able to generate sufficient liquidity from these or other sources that may be required to support future inventory purchases.

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

Our bookings and revenues during fiscal 2011, as well as to date in fiscal 2012, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations.  During fiscal 2011 and fiscal 2010, as well as to date in fiscal 2012, due to insufficient cash flow from operations and maximum borrowing limitations under our loan facility, we negotiated extended payment terms with our offshore vendor and have been extending other vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided.  In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed.  Any interruption of services or materials would likely have an adverse impact on our operations.

The Nasdaq Stock Market delisted our securities, which could limit investors’ ability to trade in our securities.

During fiscal 2010, we were unable to maintain compliance with the listing requirements of The Nasdaq Stock Market (Nasdaq). As a result on April 20, 2010, we received notification from Nasdaq that the our common stock would be delisted.  Nasdaq suspended trading of our common stock shares effective at the open of trading on April 22, 2010 and our common stock has not traded on NASDAQ since that time. As a result, on April 22, 2010, our common stock began trading over-the-counter under the symbol WGNR.PK. On June 9, 2010, NASDAQ filed a Form 25 with the Securities and Exchange Commission to complete the delisting. The delisting became effective ten days after the filing of Form 25.

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

Sales to a relatively small number of major customers have typically comprised a majority of our revenues, and that trend is expected to continue throughout fiscal 2012 and beyond. In fiscal 2011, two customers accounted for approximately 24.6% and 17.7% of revenues, respectively.  At September 2, 2011, three customers accounted for 88% of the eighteen month backlog and 84% of the backlog expected to ship during fiscal 2012.   In addition, recent disruptions in global economic and market conditions could result in decreases in demand for our products as the current tightening in credit in financial markets may adversely affect the ability of our major customers to obtain financing for significant purchases.  The loss of any significant customer or any reduction in orders by any significant customer would adversely affect our business and operating results and potentially our liquidity.

We rely on third-party subcontractors, certain suppliers and offshore manufacturers.

We use offshore manufacturers for a significant amount of finished goods or component inventories.  One offshore manufacturer accounted for approximately 58% and 79% of inventory purchases in fiscal 2011 and 2010, respectively.  Certain raw materials, video sub-components and licensed video processing technologies used in existing and future products are currently available from a single source or limited sources. Any disruption or termination of supply of certain single-source components or technologies, or interruption of supply from offshore manufacturers, would likely have a material adverse effect on our business and results of operations, at least in the near term.

Our intellectual property rights may be insufficient to protect our competitive position.  In addition, our pending or future intellectual property applications may not be issued.

We hold six U.S patents and nine active trademarks, such as Compel®, iPump®, Wegener® and Unity®. (see also “Intellectual Property” section above).  Currently we have one patent and two trademark applications pending. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us, or that any of our pending or future patent and trademark applications will be issued.  We also cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own.

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

We compete with companies that have substantially larger operations and greater financial, engineering, marketing, production and other resources than we have.  These competitors may develop and market their products faster, devote greater marketing and sales resources, or offer more aggressive pricing, than we can.  As a result, this could cause us to lose orders or customers or force reductions in pricing, all of which would have a material adverse effect on our financial position and results of operations.

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

Our executive, sales, engineering and administrative offices are located at 11350 Technology Circle, Johns Creek, Georgia 30097-1502.  This 40,000 square foot facility, which is located on a 4.7 acre site, was purchased by WCI in February 1987.  During August 1989, WCI purchased an additional 4.4 acres of adjacent property which remains undeveloped.  WCI also leases a 9,500 square foot manufacturing facility in Alpharetta, Georgia under a three year lease expiring in January 2013 with future annual rents of approximately $64,000 in fiscal 2012 and $27,000 in fiscal 2013.  WCI’s 40,000 square foot facility, including the 4.7 acre site on which the building is located, and 4.4 acres of adjacent land are pledged as collateral under our line of credit facility.

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

These actions have been consolidated into a multi-district action pending in the United States District Court for the District of Delaware.  On October 23, 2009, the Delaware District Court issued an Order dismissing eight of the substantive patent claims embodied in the consolidated action, as well as all counterclaims. The parties also have agreed to summary judgment of non-infringement on a remaining patent claim. On September 7, 2011, the Delaware District Court issued a Final Judgment and Order dismissing the claims.  On November 13, 2009, the Court allowed the parties to the consolidated lawsuits to file motions for fees and costs with respect to one another.   On July 13, 2011, the Court ruled that the motion for attorney’s fees and costs was premature.  On September 28, 2011, Rembrandt Technologies LP filed a Notice of Appeal from the Court’s September 7, 2011 judgment, the Court’s construction ruling concerning one of the patents in question, and all prior rulings, orders and judgments of the Court.  At this point, we are presently unable to assess the impact, if any, of this litigation on Wegener.

On October 4, 2010, a Second Amended Complaint was filed by Multimedia Patent Trust (MPT) against Fox News Networks, LLC (Fox News) and other parties in the United States District Court for the Southern District of California for patent infringement.  (The initial Complaint was filed on January 19, 2010).  The Second Amended Complaint asserts that Fox News has infringed upon certain MPT patents relating to video compression, encoding and decoding.  This litigation may be very expensive to defend and there could be significant financial exposure if MPT is successful in its claims. On November 3, 2010, however, Fox News wrote to Wegener, asking Wegener to fully indemnify, hold harmless and defend Fox News in connection with the litigation.  In its letter, Fox News states that it has identified Wegener as a vendor that provided Fox News with products and/or services relating to video compression.   Fox News states further that it believes that MPT’s claims give rise to indemnity obligations and other obligations for Wegener products obtained from Wegener by Fox News.  The November 3, 2010 letter asked Wegener to acknowledge such tender on or before November 24, 2010.  Wegener has not agreed to do so, nor has Wegener acknowledged or agreed that the specific claims against Fox News by MPT give rise to such obligations on the part of Wegener.  On August 11, 2011, counsel for MPT served a subpoena on Wegener seeking certain documents relating to the subject matter of the patent infringement action.  On September 8, 2011, Wegener produced certain documents in response to that subpoena.  Additional responsive documents may be produced in the future on a schedule to be agreed upon by Wegener and MPT.  At this point, we are unable to assess the impact of this litigation, if any, on Wegener.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATEDSTOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 22, 2010, our Common Stock began trading over-the-counter under the symbol WGNR.PK. Prior to April 22, 2010 our Common Stock traded on The NASDAQ Stock Market.  As of November 1, 2011, there were approximately 335 holders of record of our Common Stock.  This number does not reflect beneficial ownership of shares held in nominee or “street” name.

The quarterly ranges of high and low sale prices for fiscal 2011 and 2010 were as follows:

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$.14	$ .07	$.38	$ .20
Second Quarter	.18	.09	.29	.08
Third Quarter	.18	.06	.30	.10
Fourth Quarter	.08	.03	.15	.07

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

Recent Sales of Unregistered Securities

On December 6, 2010, pursuant to our 2010 Incentive Plan, the Compensation Committee authorized the issuance to all eligible employees of the Company common stock options to purchase an aggregate of 563,700 shares of common stock and issued equally to the four non-employee members of the Board common stock options to purchase an aggregate of 100,000 shares of common stock. Stock options for 638,700 shares of common stock are exercisable at $0.125 and one stock option for 25,000 shares of common stock, issued to a 10% or greater stockholder and executive officer, is exercisable at $0.1375. The options vested upon issuance and expire five years from the date of issuance. In addition, 500,000 shares of restricted common stock were granted to two executive officers.  The issuances of the restricted stock were made in reliance upon an exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, and the provisions of Regulation D promulgated thereunder.

As of November 15, 2011, a registration statement for the 2010 Incentive Plan has not been filed, although the Company currently intends to file a Form S-8 Registration Statement. Therefore, all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our Common Stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the five fiscal years ended September 2, 2011. The graph assumes that $100 was invested on September 1, 2006 in our Common Stock and each index and that all dividends were reinvested. We have not declared any cash dividends on our Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	9/1/06	8/31/07	8/29/08	8/28/09	9/3/10	9/2/11

Wegener Corporation	100.00	82.54	46.03	18.25	7.94	6.35
NASDAQ Composite	100.00	120.88	109.33	94.74	100.35	122.93
NASDAQ Telecommunications	100.00	140.77	119.37	100.87	100.61	106.58

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

Equity Compensation Plan Information

The following table summarizes information as of September 2, 2011, regarding our Common Stock reserved for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under the Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Security Holders	1,308,875	$0.74	1,352,500

Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	1,308,8375	$0.74	1,352,500

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

	September 2, 2011	September 3, 2010	August 28, 2009	August 29, 2008	August 31, 2007
Revenues, net	$9,111	$8,921	$12,655	$21,494	$21,546

Operating (loss) income (a)	(1,100)	(1,841)	(2,477)	540	(613)

Net (loss) earnings (a)	(1,466)	(2,313)	(2,606)	383	(753)

Net (loss) earnings per share
Basic	$(.11)	$(.18)	$(.21)	$.03	$(.06)
Diluted	$(.11)	$(.18)	$(.21)	$.03	$(.06)

Cash dividends paid per share (b)	-	-	-	-	-

Total assets	$7,285	$8,362	$9,542	$13,213	$12,812

Long-term obligations inclusive of current maturities	-	-	-	-	-

(a)	The year ended August 29, 2008 includes a fourth quarter gain on sale of patents of $894,000.

(b)	We have never paid cash dividends on our Common Stock and do not intend to pay cash dividends in the foreseeable future. Additionally, our line of credit precludes the payment of dividends.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements are subject to the safe harbors created thereby.  Forward-looking statements may be identified by words such as “believes,” “expects,” “projects,” “plans,” “anticipates,” and similar expressions, and include, for example, statements relating to expectations regarding  future sales, income and cash flows.  Forward-looking statements are based upon the Company’s current expectations and assumptions, which are subject to a number of risks and uncertainties including, but not limited to: the Company’s ability to continue as a going concern; customer acceptance and effectiveness of recently introduced products; development of additional business for the Company’s digital video and audio transmission product lines; effectiveness of the sales organization; the successful development and introduction of new products in the future; delays in the conversion by private and broadcast networks to next generation digital broadcast equipment; acceptance by various networks of standards for digital broadcasting; the Company’s liquidity position and capital resources; general market and industry conditions which may not improve during fiscal year 2012  and beyond; and success of the Company’s research and development efforts aimed at developing new products.  Additional potential risks and uncertainties include, but are not limited to, economic conditions, customer plans and commitments, product demand, government regulation, rapid technological developments and changes, intellectual property disputes, performance issues with key suppliers and subcontractors, delays in product development and testing, availability of raw materials, new and existing well-capitalized competitors, and other risks and uncertainties detailed from time to time in the Company’s periodic Securities and Exchange Commission filings, including the Company’s most recent Annual Report on Form 10-K.  Such forward-looking statements are subject to risks, uncertainties and other factors and are subject to change at any time, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

These risks were exacerbated by the 2008 crisis in national and international financial markets and the resulting global economic downturn which has continued into 2011, and we are unable to predict with certainty what long-term effects these developments will continue to have on our Company.  During 2008 and into 2009, the capital and credit markets experienced extended volatility and disruption.  We believe that these unprecedented developments adversely affected our business, financial condition and results of operations in fiscal years 2011 and 2010.

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

           We operate on a 52-53 week fiscal year.  The fiscal year ends on the Friday nearest to August 31.  Fiscal year 2011 contained fifty-two weeks while fiscal year 2010 contained fifty-three weeks.  The additional week in fiscal 2010 did not have a material impact on our financial position as of September 3, 2010, or our results of operations and cash flows for the year then ended.  All references herein to 2011 and 2010 refer to the fiscal years ended September 2, 2011 and September 3, 2010, respectively.

Our fiscal 2011 revenues increased $189,000, or 2.1%, to $9,110,000 from $8,921,000 in fiscal 2010.  Our net loss for fiscal 2011 was $(1,466,000) or $(0.11) per share compared to a net loss of $(2, 313,000) or $(0.18) per share for fiscal 2010.

The accompanying Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.  The audit reports relating to the Consolidated Financial Statements for the years ended September 2, 2011 and September 3, 2010 contain explanatory paragraphs regarding the Company’s ability to continue as a going concern.

Current Financial Position and Liquidity

During the first, second, third and fourth quarters of fiscal 2011 bookings were approximately $3.2, $0.7, $1.6 and $0.9, respectively. These fiscal 2011 bookings and fiscal 2012 bookings to date, as well as our fiscal 2010 bookings, were well below our expectations and internal forecasts primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

Our bookings and revenues during fiscal 2011 and to date have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to timely collect our existing accounts receivable balances and to generate sufficient new orders and revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of new orders in the near term to provide adequate levels of cash flow from operations.  Should we be unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing loan facility. We currently have limited sources of capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. If near term shippable bookings are insufficient to provide adequate levels of near term liquidity and any required additional capital or borrowings are unavailable we will likely be forced to enter into federal bankruptcy proceedings.  (See Note 1 to the Consolidated Financial Statements).

At September 2, 2011, our primary source of liquidity for cash flows was our $4,250,000 loan facility which initially matured on April 7, 2011.  The loan facility automatically renews for successive twelve (12) month periods provided, however, the lender may terminate the facility by providing a ninety (90) day written notice of termination at any time after April 7, 2011.  During fiscal 2011, our line of credit net borrowings increased $400,000 to the outstanding balance of $4,250,000 at September 2, 2011 from $3,850,000 at September 3, 2010.  At November 15, 2011, the outstanding balance on the loan facility remained at $4,250,000 and our cash balances were approximately $275,000.

Operating activities provided $787,000 of cash and investing activities used $943,000 of cash, which consisted of capitalized software additions of $899,000 and equipment additions of $44,000.  (See the Liquidity and Capital Resources section for further discussion.)

Current Developments

At the 2011 Digital Signage Expo in February 2011, we presented a variety of features for our digitial signage products including our Open Ingest solution for CompelConnect.com™ controlled digital signs, a blending of live video feeds with digital signage using Apantac’s Multiviewer and a preview of our new Media Library Access mode for WEGENER iPump® media servers to support training programs requiring video on demand. The Open Ingest solution helps organizations distribute the workload of updating multiple signs to more people, in a secure fashion, and without sacrificing an organization’s unique business rules. The Apantac Multiviewer creates opportunities for organizations to blend existing subscription-based live programming with WEGENER CompelConnect.com™ digital signage. The iPump library mode is an updated approach to accessing stored videos on WEGENER iPump media players.  The new library mode supports custom on-screen-display graphics, a full featured remote control and remote access to media through a web interface.  In addition the library mode supports training programs requiring video on demand capability.

At the 2011 National Association of Broadcasters (NAB) Convention in April 2011, we exhibited Compel® network controlled media applications for broadcast television, radio networks, enterprise, retail and non-profit organizations featuring unique media localization strategies by optimizing control of a vast array of media play-out features.  Our enhanced localization strategies included (i) video program insertion which allows users to distribute and store video programs or advertisements at each receive site, remotely schedule local insertions of stored video over a live feed, or alternately, use the stored content to run custom playlists at each site eliminating the need for real time network feeds; (ii) efficient radio broadcasting using broadcasters to pre-position select radio programming, liners, and advertisements at each site, blend stored content with live programming and enable each site to record live shows for time-shifted broadcasts; (iii) broadcast signage allowing users to enhance live network feeds with unique text and graphic overlays and to schedule video re-sizing at specific times to increase signage opportunities.

In addition, we presented our Open Ingest solution, demonstrated our multi-video inputs for digital signage by combining digital signage with local video and demonstrated our Media Library Access which allows end-users to view media on local displays or wirelessly via mobile devices.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the results of operations as a percentage of revenue:

	September 2, 2011	September 3, 2010
Revenues, net	100.0%	100.0%
Cost of revenues	65.2	70.1
Gross margin	34.8	29.9
Selling, general, and administrative	33.3	37.7
Research and development	13.5	12.9
Operating (loss) income	(12.0)	(20.6)
Interest expense	(4.1)	(5.3)
Net (loss) earnings	(16.1)%	(25.9)%

Net loss for the year ended September 2, 2011, was $(1,466,000) or $(0.11) per share, compared to a net loss of $(2,313,000) or $(0.18) per share for the year ended September 3, 2010.

Revenues for fiscal 2011 increased $189,000, or 2.1%, to $9,110,000 from $8,921,000 in fiscal 2010.  Our revenue levels are not subject to significant annual fluctuations in unit pricing.  Revenues for fiscal 2011, were adversely affected by lower than expected shippable bookings primarily as a result of customer delays in purchasing decisions and a deferral of project expenditures.  Product volumes are driven by product mix of orders.  In addition, revenues and order backlog are subject to the timing of significant orders from customers, and as a result revenue levels may fluctuate on a quarterly and yearly basis.  Fiscal 2011 revenues included (i) continued shipments of Encompass LE2 audio receivers to business music provider, Muzak LLC, (ii) ipump® 6420 audio media servers to Salem Communications and to Educational Media Foundation for network expansion projects and (iii) shipments of Unity® 550 receivers to a faith-based private network for continued network expansion. In addition, Unity® 550 receivers were shipped to Microspace to provide digital signage displays to their retail client. In addition, fiscal 2011 revenues included ipump® 562 enterprise media receivers for an international satellite digital signage project, ipump® 6400 media server equipment for an international health and education network and NAVE IIc® encoders used to encode Nielsen Media Research identification tags into media for Nielsen program ratings.

WCI’s backlog of orders scheduled to ship within 18 months was $3,534,000 at September 2, 2011 and $5,972,000 at September 3, 2010.  The total multi-year backlog at September 2, 2011 was also $3,534,000 compared to $6,100,000 at September 3, 2010. Approximately $2,642,000 of the September 2, 2011, backlog is expected to ship during fiscal 2012.  At September 2, 2011, three customers accounted for 88% of the eighteen month backlog and 84% of the backlog expected to ship during fiscal 2012.

Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue.  In fiscal 2011, two customers accounted for approximately 24.6% and 17.7% of revenues, respectively.  (See Note 13 to the Consolidated Financial Statements, “Segment Information and Concentrations”.)  Future revenues are subject to the timing of significant orders from customers and are difficult to forecast.  As a result, we expect future revenue levels and operating results to continue to fluctuate from quarter to quarter.

International sales were $2,629,000 or 28.9% of revenues in fiscal 2011 compared to $1,802,000 or 20.2% of revenues in fiscal 2010.  International shipments are generally project specific, and therefore revenues are subject to variations from year to year based on the timing of customer orders.  Additional financial information on geographic areas is provided in Note 13 to the consolidated financial statements.

Gross profit as a percent of sales was 34.8% in fiscal 2011 compared to 29.9% in fiscal 2010.  Gross profit margin dollars increased $498,000, or 18.7%, to $3,167,000 in fiscal 2011 from $2,669,000 in fiscal 2010.  Fiscal 2011 gross margin percentages and dollars benefited from a recovery of inventory reserve provisions in the amount of $269,500 resulting from the sale of fully reserved inventory.  Warranty provisions charged to cost of revenues were $112,000 in fiscal 2011 and $50,000 in fiscal 2010. Profit margins in fiscal 2011 and 2010 included inventory reserve charges of $110,000 and $90,000, respectively, to provide for slow-moving and excess inventory primarily associated with first generation digital products. Capitalized software amortization expenses included in cost of revenues in fiscal 2011 were $874,000, compared to $850,000 in fiscal 2010. Capitalized software amortization expenses in fiscal 2012 are expected to approximate fiscal 2011 expenses.

Selling, general, and administrative (SG&A) expenses decreased $327,000, or 9.7%, to $3,035,000 in fiscal 2011 from $3,362,000 in fiscal 2010.  As a percentage of revenues, SG&A expenses were 33.3% of revenues in fiscal 2011 and 37.7% in fiscal 2010. Corporate SG&A expenses in fiscal 2011 increased $91,000, or 17.1%, to $622,000 from $531,000 in fiscal 2010.  Corporate SG&A expenses in fiscal 2011 included non-cash share-based compensation expenses of approximately $111,000 for stock option and restricted stock awards compared to none in the same period of fiscal 2010.  WCI’s SG&A expenses decreased $417,000, or 14.7%, to $2,414,000 in fiscal 2011 from $2,831,000 in fiscal 2010.  WCI’s SG&A severance expenses in fiscal 2011 decreased $147,000 to $24,000 from $171,000 in the same period of fiscal 2010.  Additional decreases in SG&A expenses in fiscal 2011 included (i) salaries and related payroll costs of $192,000 due to a reduction in headcount; (ii) general overhead costs of $63,000 due to the cost reduction efforts of overhead expenses; and (iii) professional fees of $80,000. These decreases were offset by an increase in bad debt provisions of $53,000.

Research and development expenditures, including capitalized software development costs, were $2,130,000 or 22.1% of revenues in fiscal 2011 and $1,996,000 or 22.4% of revenues in fiscal 2010.  During the first quarter of fiscal 2011, to increase engineering capacity, the 10% reduction in company-wide paid working hours was eliminated for engineering personnel.  The increase in expenditures during fiscal 2011 compared to fiscal 2010 was related to the increase in working hours which was partially offset by a reduction in average head count in fiscal 2011 compared to the same period in fiscal 2010.  Software development costs totaling $899,000 and $848,000 were capitalized during fiscal 2011 and 2010, respectively.  The increases in capitalized software costs in fiscal 2011 compared to fiscal 2010 were primarily due to the increase in working hours.  Research and development expenses, excluding capitalized software development costs, were $1,232,000 or 13.5% of revenues in fiscal 2011 and $1,148,000 or 12.9% of revenues in fiscal 2010. Subsequent to September 2, 2011, we added one additional engineer. We currently anticipate adding two additional engineering staff to accomplish research and development activities scheduled during fiscal 2012 and beyond.  Should additional engineering resources be required in fiscal 2012, we believe engineering consulting services would be sufficiently available.

Interest expense was $367,000 in fiscal 2011 compared to $472,000 in fiscal 2010.  The decrease was primarily due to a reduction in the annual interest rate on our loan facility from 12% to 8% effective at the beginning of fiscal 2011.

No income tax benefit was recorded for fiscal 2011 due to an increase in the deferred tax asset valuation allowance.  In fiscal 2011, the deferred tax asset increased $528,000 primarily due to an increase in the net operating loss carryforward. The increase in the deferred tax asset was offset by a corresponding increase in the valuation allowance.  No income tax benefit was recorded in fiscal 2010 due to an increase in the deferred tax asset valuation allowance.  In fiscal 2010, the deferred tax asset increased $833,000 primarily due to an increase in the net operating loss carryforward.  At September 2, 2011, net deferred tax assets of $7,978,000 were fully reserved by a valuation allowance.

A valuation allowance is established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized.  A review of all available positive and negative evidence must be considered in judging the likelihood of realizing tax benefits.  Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.  Cumulative losses are one of the most difficult pieces of negative evidence to overcome in the absence of sufficient existing orders and backlog (versus forecasted future orders) supporting a return to profitability. Additional orders and backlog are currently needed for profitability in fiscal 2012.  Our assessment indicated that a full valuation allowance for our net deferred tax assets was required as of September 2, 2011 and September 3, 2010.

 At September 2, 2011, we had a federal net operating loss carryforward of $15,614,000, of which $1,438,000 expires in fiscal 2021, $1,296,000 in fiscal 2023, $3,396,000 in fiscal 2024, $1,454,000 in fiscal 2025, $1,755,000 in fiscal 2026, $265,000 in fiscal 2027, $2,221,000 in fiscal 2029, $2,405,000 in fiscal 2030 and $1,384,000 in fiscal 2031.  Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced recurring net losses which have caused an accumulated deficit of approximately $21,731,000 at September 2, 2011.  We had a working capital deficit of approximately $4,441,000 at September 2, 2011 compared to a working capital deficit of $3,248,000 at September 3, 2010.

During the first, second, third and fourth quarters of fiscal 2011 bookings were approximately $3.2, $0.7, $1.6 and $0.9 million, respectively.  During fiscal 2010 and fiscal 2009 bookings were $8.3 million and $5.5 million, respectively.  These bookings were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

Our backlog scheduled to ship within 18 months was approximately $3.5 million at September 2, 2011.  The total multi-year backlog at September 2, 2011, was also approximately $3.5 million.  Approximately $2.6 million of the September 2, 2011 backlog is scheduled to ship during fiscal 2012.

Our bookings and revenues during fiscal 2011, as well as to date in fiscal 2012, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations.  In addition, significant fiscal 2012 shippable bookings are currently required to meet our quarterly financial and cash flow projections beginning in the first quarter of fiscal 2012 and continuing for each subsequent quarter.

During the prior three fiscal years, we made reductions in headcount, engineering consulting, and other operating and overhead expenses.  Beginning in January 2009 and continuing throughout fiscal 2010, we reduced paid working hours Company-wide by approximately 10%.  During the first quarter of fiscal 2011, to increase engineering capacity, the 10% reduction in paid working hours was eliminated for engineering personnel.  During fiscal years 2009 through fiscal 2011, as well as to date in fiscal 2012, due to insufficient cash flow from operations and borrowing limitations under our loan facility, we negotiated extended payment terms with our two offshore vendors and have been extending other vendors well beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided.  In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed.  Any interruption of services or materials or initiation of legal means to collect balances owed would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

Our cash flow requirements during fiscal 2011 were financed primarily by our line of credit borrowings and our working capital. During fiscal 2011, our net borrowings under our loan facility increased $400,000 to the maximum credit limit of $4,250,000 at September 2, 2011 from $3,850,000 at September 3, 2010.

With our line of credit currently at the maximum limit, our very near term liquidity is dependent on our working capital and primarily on the timely collection of accounts receivable balances and conversion of inventory into receivable balances. During fiscal 2011 and continuing to date, the days outstanding of our accounts receivable has increased beyond our expectations, primarily due to a delay in payment from one customer, which has adversely impacted our cash balances. Our low level of bookings has lengthened the cycle of conversion of inventory into receivable balances and then into cash balances.

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

Financing Agreements

WCI’s revolving line of credit (“loan facility”), amended and effective October 8, 2009, is provided by The David E. Chymiak Trust Dated December 15, 1999 (the “Trust”). The Trust is controlled by David E. Chymiak who is a beneficial owner of 8.5% of our outstanding common stock.  The loan facility provides a maximum credit limit of $4,250,000 excluding any accrued unpaid interest and bears interest at the rate of eight percent (8.0%) per annum.  At September 2, 2011, the outstanding balance on the loan facility was at the maximum credit limit of $4,250,000 and accrued unpaid interest amounted to approximately $771,000.  At November 15, 2011, the outstanding balance on the line of credit remained at $4,250,000.  All principal and interest shall be payable in U.S. dollars or, upon mutual agreement of the parties decided in good faith at the time payment is due, other good and valuable consideration.  The loan facility is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.

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

The amended loan facility’s debt covenants required us to be in compliance with a solvency representation provision which required us to be able to pay our debts as they become due, have sufficient capital to carry on our business and own property at a fair saleable value greater than the amount required to pay our debts.  At the end of our fiscal 2011 third quarter (June 3, 2011), we were not in compliance with the solvency representation provision, however, on June 29, 2011, the loan facility’s security agreement was amended to remove the solvency representation provision from the debt covenants.  In addition, we are required to retain certain executive officers and are precluded from paying dividends.

Operating Activities

Cash provided by operating activities was $787,000 in fiscal 2011 and $71,000 in fiscal 2010.  Fiscal 2011 net loss adjusted for expense provisions and depreciation and amortization (before working capital changes) provided cash of $104,000. Decreases in inventories and other assets provided cash of $1,472,000 while changes in accounts receivable and customer deposits used cash of $558,000.  Decreases in accounts payable and accrued expenses used cash of $103,000.  A decrease in deferred revenue used cash of $128,000.

Net accounts receivable increased $422,000 to $2,056,000 at September 2, 2011, from $1,634,000 at September 3, 2010.  The increase in fiscal 2011 was primarily due to an increase in the days outstanding of our accounts receivable due to a delay in payment from one customer. The allowance for doubtful accounts was $265,000 at September 2, 2011 and $140,000 at September 3, 2010.  In fiscal 2011, the allowance for doubtful accounts was increased by $133,000 and reduced by write-offs of $8,000.  Write-offs were $86,000 in fiscal 2010.

Customer deposits decreased $3,000 to $237,000 at September 2, 2011, from $240,000 at September 3, 2010.  Customer deposits vary with the timing and terms of customer bookings and were adversely impacted by the low level of bookings in fiscal 2011.

At September 2, 2011, our net inventory balances decreased $1,615,000 to $1,530,000 from $3,145,000 at September 3, 2010, compared to $4,464,000 at August 28, 2009.  The decrease in inventory levels during fiscal 2011 and prior fiscal years has minimized the amount of required inventory purchases during those periods to meet revenue levels.  We will need to increase inventory purchases in subsequent quarters in order to have sufficient inventory balances to support revenue levels in fiscal 2012 and beyond.  A substantial portion of future inventory purchases will be with our offshore suppliers whom we have been paying under extended payment terms and credit limits which are beyond normal payment terms and credit limits.  In order to have sufficient liquidity available for future inventory purchases it is likely we will need additional credit limits and continued extended payment terms from offshore and domestic suppliers; increased customer deposits from future bookings; additional borrowing capacity and/or additional capital.  No assurances may be given that we will be able to generate sufficient liquidity from these or other sources that may be required to support future inventory purchases.

Inventory reserves were increased by provisions charged to cost of revenues of $110,000 and $90,000 in fiscal 2011 and 2010, respectively, to provide for slow-moving and excess inventory primarily associated with first generation digital products. Inventory reserves were decreased by write-offs of fully reserved inventory of $967,000 in fiscal 2011 and $304,000 in fiscal 2010. In fiscal 2011 we had an inventory reserve recovery of $269,500 as a result of a sale of fully reserved inventory.  Decreases in net inventories in fiscal 2011 and 2010 provided $1,505,000 and $1,228,000, respectively, of cash.

Investing Activities

Cash used by investing activities in fiscal 2011 was $943,000 compared to $895,000 in fiscal 2010.  In fiscal 2011, investing activities consisted of capitalized software additions of $899,000 and equipment additions of $44,000. In fiscal 2010, investing activities consisted of capitalized software additions of $848,000, equipment additions of $39,000 and $8,000 for legal fees related to the filing of applications for various patents and trademarks. Capitalized software expenditures were incurred primarily for the development of Compel® network control and MediaPlan® software, the iPump® Media Server, and MPEG-4/h.264 products.

Financing Activities

Financing activities in fiscal 2011 provided $400,000 of cash from line of credit borrowings. Financing activities in fiscal 2010 provided $1,051,000 of cash from line of credit borrowings and $250,000 of cash from a note payable borrowing and used $250,000 of cash for repayment of the note payable.

Contractual Obligations

We have two manufacturing and purchasing agreements for certain finished goods and sub-assembly inventories.  At September 2, 2011, outstanding purchase commitments under these agreements amounted to $1,444,000.  At September 2, 2011, we had no letters of credit outstanding.

The following summarizes our contractual obligations as of September 2, 2011 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	One Year	2 –3 Years	4 –5 Years
Operating leases	$94,000	$65,000	$29,000	$-
Line of credit	4,250,000	4,250,000	-	-
Purchase commitments	1,444,000	1,444,000	-	-
Total	$5,788,000	$5,759,000	$29,000	$-

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

At September 2, 2011, we had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or difficult judgments.  These policies are as follows:

Revenue Recognition – Our principal sources of revenue are from the sale of satellite communications equipment and network control software products and product repair services, extended maintenance contracts and installation and training services.  Historically, product repair services, maintenance contracts and installation and training services are less than 10% of our net revenues.  Our revenue recognition policies are in compliance with FASB Accounting Standards Codification (ASC) Topic 605 “Revenue Recognition.”  Revenue is recognized when persuasive evidence of an agreement with the customer exists, delivery has occurred or services have been provided, the sales price is fixed or determinable, collectability is reasonably assured, and risk of loss and title have transferred to the customer.  Revenue from hardware products is recognized when risk of loss and title has transferred which is generally upon shipment. In some cases, particularly with international shipments, customer contracts are fulfilled under terms known as ex-works, in accordance with international commercial terms.  In these instances, revenue is recognized upon delivery, which is the date that the goods are made available to the customer as requested by the customer and no further obligations of the Company remain.  Hardware products are typically sold on a stand-alone basis but may include separate hardware maintenance contracts.  Embedded in our hardware products is internally developed software of varying applications that function together with the hardware to deliver the product’s essential functionality.  The embedded software is not sold separately, is not a significant focus of the marketing effort and we do not provide post-contract customer support specific to embedded software.  The functionality that the software provides is marketed as part of the overall product.  Service revenues are recognized at the time of performance.  Extended maintenance contract revenues are recognized ratably over the term of the arrangement, which is typically one year.  For network control software products we recognize revenue in accordance with the applicable software revenue recognition guidance.  Typical deliverables in a software arrangement may include network control software, extended software maintenance contracts, training and installation.  Provisions for returns, discounts and trade-ins, based on historical experience, have not been material.

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

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations by the Company exist.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  For the year ended September 2, 2011, $550,000 of revenue to one customer were recorded as bill and hold transactions in the first quarter of fiscal 2011.  At September 2, 2011, all products had been delivered and accounts receivable for these revenues were paid in full.  For the year ended September 3, 2010, no revenues were recorded as bill and hold transactions.

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

Inventory - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market.  Inventories include the cost of raw materials, labor and manufacturing overhead.  We make inventory reserve provisions to properly reflect inventory value based on a review of inventory quantities on hand, sales forecasts, new products being developed and technology changes.  These reserves are to provide for items that are potentially slow-moving, excess or obsolete.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions.  At September 2, 2011, inventories, net of reserve provisions of approximately $3,888,000, amounted to $1,530,000.  At September 3, 2010, inventories, net of reserve provisions of approximately $4,475,000, amounted to $3,145,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility.  Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product.  Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs.  At September 2, 2011, capitalized software costs, net of accumulated amortization, amounted to $1,288,000.  At September 3, 2010, capitalized software costs, net of accumulated amortization, amounted to $1,263,000.

Impairment of Long-lived Assets – Long-lived assets, including property and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized in the amount that the carrying amount of the asset exceeds its fair value.  Fair value is determined based on discounted future net cash flows associated with the use of the asset.  Our impairment analysis contains uncertainties due to judgment in assumptions and estimates surrounding undiscounted future cash flows of the long-lived asset, including forecasting useful lives of assets and selecting the discount rate that reflects the risk inherent in future cash flows to determine fair value.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and tax credit carryforwards, if it is more likely than not that the tax benefits will be realized.  Realization of our deferred tax assets is dependent upon generating sufficient future taxable income prior to the expiration of the loss and tax credit carryforwards.  The valuation allowance increased $528,000 in fiscal 2011 and $833,000 in fiscal 2010.  At September 2, 2011 and at September 3, 2010, net deferred tax assets of $7,978,000 and $7,450,000, respectively, were fully reserved by a valuation allowance.

Accounts Receivable Valuation – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At September 2, 2011, accounts receivable net of allowances for doubtful accounts amounted to $2,056,000.  At September 3, 2010, accounts receivable net of allowances for doubtful accounts amounted to $1,634,000.

IMPACT OF INFLATION

We do not believe that inflation has had a material impact on revenues or expenses during the past three fiscal years.

IMPACT OF RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

 In June 2009, the FASB issued authoritative guidance that changed the consolidation model for variable interest entities. This guidance was effective for the Company on September 4, 2010 and did not have a material impact on its financial position, results of operations, and cash flows.

On September 4, 2010, we adopted guidance issued by the FASB on revenue recognition. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product are no longer within the scope of the software revenue recognition guidance, and software-enabled products are now subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of the selling price for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance included new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Adoption of the new guidance did not have a material impact on our consolidated financial statements or result in any change in our units of accounting or timing of revenue recognition and is not expected to have a material impact in subsequent periods.

In May 2011, the FASB issued an update to the accounting on fair value measurement to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. Early adoption is prohibited. This guidance is effective for the Company at the beginning of the third quarter in fiscal 2012 (March 3, 2012) and it is currently evaluating the impact, if any, of this new accounting update on its financial position, results of operations, or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item, pursuant to 305(e) of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Management’s Statement of Responsibility	29

Report of Independent Registered Public Accounting Firm (Habif, Arogeti & Wynne, LLP)	30

Consolidated Statements of Operations
Years ended September 2, 2011 and September 3, 2010	31

Consolidated Balance Sheets
As of September 2, 2011 and September 3, 2010.	32

Consolidated Statements of Capital Deficit
Years ended September 2, 2011 and September 3, 2010	33

Consolidated Statements of Cash Flows
Years ended September 2, 2011 and September 3, 2010	34

Notes to Consolidated Financial Statements	35

Consolidated Supporting Schedules Filed:

Schedule II-Valuation and Qualifying Accounts
Years ended September 2, 2011 and September 3, 2010	52

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Wegener Corporation is responsible for the accuracy and consistency of all the information contained in the annual report, including the accompanying consolidated financial statements.  These statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The statements include amounts based on estimates and judgments as required.

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

Habif, Arogeti & Wynne, LLP, the Company’s independent registered public accounting firm, has audited the financial statements as of and for the years ended September 2, 2011 and September 3, 2010 prepared by management. Their opinion on the statements is presented on the following page.

C. Troy Woodbury, Jr.
President and Chief Executive Officer

James Traicoff
Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Wegener Corporation
Johns Creek, Georgia

We have audited the accompanying consolidated balance sheets of Wegener Corporation and subsidiary as of September 2, 2011 and September 3, 2010, and the related consolidated statements of operations, capital deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wegener Corporation and subsidiary as of September 2, 2011 and September 3, 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Habif, Arogeti & Wynne, LLP

Habif, Arogeti & Wynne, LLP
Atlanta, Georgia

December 1, 2011

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	September 2, 2011	September 3, 2010

Revenues, net	$9,110,823	$8,921,419

Operating costs and expenses

Cost of revenues	5,943,828	6,252,225

Selling, general and administrative	3,035,497	3,362,234

Research and development	1,231,672	1,148,211

Operating costs and expenses	10,210,997	10,762,670

Operating loss	(1,100,174)	(1,841,251)
Interest expense-related party	(340,189)	(448,426)
Interest expense	(26,048)	(23,703)

Net loss	$(1,466,411)	$(2,313,380)

Net loss per share
Basic and diluted	$(.11)	$(.18)

Shares used in per share calculation
Basic and diluted	13,019,304	12,647,051

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	September 2, 2011	September 3, 2010
Assets

Current assets
Cash	$475,548	$231,091
Accounts receivable, net	2,056,339	1,633,971
Inventories, net	1,530,366	3,145,090
Other	268,092	234,986

Total current assets	4,330,345	5,245,138

Property and equipment, net	1,469,206	1,618,015
Capitalized software costs, net	1,287,638	1,263,405
Other assets	197,400	234,944

Total assets	$7,284,589	$8,361,502

Liabilities and Capital Deficit

Current liabilities
Line of credit-related party	$4,250,000	$3,850,000
Accounts payable	1,813,493	2,142,114
Accrued expenses	2,069,636	1,731,522
Deferred revenue	401,480	529,583
Customer deposits	237,204	239,971

Total current liabilities	8,771,813	8,493,190

Commitments and contingencies

Capital deficit
Preferred stock, $20.00 par value; 250,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 13,147,051 and 12,647,051shares issued and outstanding	131,471	126,471
Additional paid-in capital	20,112,577	20,006,702
Accumulated deficit	(21,731,272)	(20,264,861)

Total capital deficit	(1,487,224)	(131,688)

Total liabilities and capital deficit	$7,284,589	$8,361,502

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
BALANCE at August 28, 2009	12,647,051	$126,471	$20,006,702	$(17,951,481)
Net loss for the year	-	-	-	(2,313,380)
BALANCE at September 3, 2010	12,647,051	$126,471	$20,006,702	$(20,264,861)
Common stock awards	500,000	5,000	57,500	-
Share based compensation	-	-	48,375	-
Net loss for the year	-	-	-	(1,466,411)
BALANCE at September 2, 2011	13,147,051	$131,471	$20,112,577	$(21,731,272)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	September 2, 2011	September 3, 2010
Cash flows from operating activities
Net loss	$(1,466,411)	$(2,313,380)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation and amortization	1,104,494	1,099,368
Share-based compensation expense	110,875	-
Increase in provision for bad debts	133,000	80,000
Increase in provision for inventory reserves	110,000	90,000
Increase (decrease) in provision for warranty reserves	112,000	50,000
Changes in assets and liabilities
Accounts receivable	(555,368)	(132,045)
Inventories	1,504,724	1,228,496
Other assets	(32,520)	(63,310)
Accounts payable	(328,621)	177,747
Accrued expenses	226,114	157,597
Deferred revenue	(128,103)	(39,090)
Customer deposits	(2,767)	(263,981)

Net cash provided by operating activities	787,417	71,402

Cash flows from investing activities
Property and equipment expenditures	(44,289)	(38,958)
Capitalized software additions	(898,671)	(848,240)
License agreements, patents, and trademark expenditures	-	(7,501)

Net cash used for investing activities operating activities	(942,960)	(894,699)

Cash flows from financing activities
Change in borrowings under revolving line-of-credit-related party	400,000	1,050,912
Proceeds from note payable	-	250,000
Repayment of note payable	-	(250,000)

Net cash provided by financing activities	400,000	1,050,912

Increase in cash	244,457	227,615
Cash, beginning of year	231,091	3,476

Cash, end of year	$475,548	$231,091

Supplementary information:
Cash paid for interest	$25,856	$35,639

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  1.  Going Concern

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

We have experienced recurring net losses which have caused an accumulated deficit of approximately $21,731,000 at September 2, 2011.  We had a working capital deficit of approximately $4,441,000 at September 2, 2011 compared to a working capital deficit of $3,248,000 at September 3, 2010.

During the first, second, third and fourth quarters of fiscal 2011 bookings were approximately $3.2, $0.7, $1.6 and $0.9 million, respectively.  During fiscal 2010 bookings were $8.3 million.  These bookings were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

Our backlog scheduled to ship within eighteen months was approximately $3.5 million at September 2, 2011.  The total multi-year backlog at September 2, 2011, was also approximately $3.5 million.  Approximately $2.6 million of the September 2, 2011 backlog is scheduled to ship during fiscal 2012.

Our bookings and revenues during fiscal 2011, as well as to date in fiscal 2012, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations.  In addition, significant fiscal 2012 shippable bookings are currently required to meet our quarterly financial and cash flow projections beginning in the first quarter of fiscal 2012 and continuing for each subsequent quarter.  We currently estimate that, depending on product mix, break-even revenue levels range from approximately $13.0 million to $13.5 million on an annual basis.

During the prior three fiscal years, we made reductions in headcount, engineering consulting, and other operating and overhead expenses.  Beginning in January 2009 and continuing throughout fiscal 2010, we reduced paid working hours Company-wide by approximately 10%.  During the first quarter of fiscal 2011, to increase engineering capacity, the 10% reduction in paid working hours was eliminated for engineering personnel.  During fiscal years 2009 through fiscal 2011, as well as to date in fiscal 2012, due to insufficient cash flow from operations and borrowing limitations under our loan facility, we negotiated extended payment terms with our two offshore vendors and have been extending other vendors well beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided.  In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed.  Any interruption of services or materials or initiation of legal means to collect balances owed would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

At September 2, 2011, our primary source of liquidity for cash flows was our $4,250,000 loan facility, which initially matured on April 7, 2011.  The loan facility automatically renews for successive twelve (12) month periods provided, however, the lender may terminate the facility by providing a ninety (90) day written notice of termination at any time after April 7, 2011.  No assurances may be given that our loan facility will continue for the duration of the twelve month renewal period.  In the event of a ninety day notice of termination of our loan facility, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan.  There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

Our cash flow requirements during fiscal 2011 were financed primarily by our line of credit borrowings and our working capital. During fiscal 2011, our net borrowings under our loan facility increased $400,000 to the maximum credit limit of $4,250,000 at September 2, 2011 from 3,850,000 at September 3, 2010.  At November 15, 2011, the outstanding balance on the line of credit remained at $4,250,000 and our cash balances were approximately $275,000.

With our line of credit currently at the maximum limit, our very near term liquidity is dependent on our working capital and primarily on the timely collection of accounts receivable balances and conversion of inventory into receivable balances. During fiscal 2011 and continuing to date, the days outstanding of our accounts receivable has increased beyond our expectations, primarily due to a delay in payment from one customer, which has adversely impacted our cash balances. Our low level of bookings has lengthened the cycle of conversion of inventory into receivable balances and then into cash balances.

Our near term liquidity and ability to continue as a going concern is dependent on our ability to timely collect our existing accounts receivable balances and to generate sufficient new orders and revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of new orders in the near term to provide adequate levels of cash flow from operations.  Should we be unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing loan facility. We currently have limited sources of capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. If near term shippable bookings are insufficient to provide adequate levels of near term liquidity and any required additional capital or borrowings are unavailable, we will likely be forced to enter into federal bankruptcy proceedings.

2.  Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation.  The consolidated financial statements include the accounts of Wegener Corporation (WGNR, “we,” “our,” “us” or the “Company”) and its wholly-owned subsidiary,  Wegener Communications, Inc. We design, manufacture and distribute satellite communications electronics equipment in the U.S. and internationally.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Examples include valuation allowances for deferred tax assets, and provisions for bad debts, inventory obsolescence and warranties.  Actual results could vary from these estimates.

Fiscal Year. We operate on a 52-53 week fiscal year.  The fiscal year ends on the Friday nearest to August 31.  Fiscal year 2011 contained fifty-two weeks while fiscal year 2010 contained fifty-three weeks.  All references herein to 2011 and 2010 refer to the fiscal years ended September 2, 2011 and September 3, 2010, respectively.

Cash and Bank Overdrafts.  Cash balances consist of checking account balances held at a high credit-quality financial institution.  Bank overdrafts consist of outstanding checks that have not cleared our bank.  Overdrafts are offset against cash balances to the extent that cash balances are available in the account on which the checks are issued.  Any remaining balances of overdrafts would be included in our accounts payable balances.  At September 2, 2011 and at September 3, 2010 outstanding checks in the amount of $82,000 and $161,000, respectively, were offset against cash balances.

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

Inventories.  Inventories are stated at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market.  Inventories include the cost of raw materials, direct labor and manufacturing overhead.  The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at its net realizable value.

Property, Equipment and Depreciation.  Property and equipment are stated at cost.  Depreciation is computed over the estimated useful lives of the assets on the straight-line method for financial reporting and accelerated methods for income tax purposes.  Substantial betterments or improvements to property and equipment that significantly add to the productive capacity or extend the useful life of an asset are capitalized. The cost of repairs and maintenance are expensed as incurred.

Other Assets.  Other assets consist primarily of technology licenses, patents and trademarks.  Costs of license agreements are amortized on a straight-line basis over the lesser of the contractual term or their estimated useful lives.  Legal expenses related to the filing of patent and trademark applications are capitalized.  Upon issuance, these costs will also be amortized on a straight-line basis over the lesser of the legal life of the patents and trademarks or their estimated useful lives.

Impairment of Long-lived Assets. Long-lived assets, including property and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized in the amount that the carrying amount of the asset exceeds its fair value.  Fair value is determined based on discounted future net cash flows associated with the use of the asset.

Revenue Recognition.  Our principal sources of revenue are from the sale of satellite communications equipment (“hardware products”) and network control software products (“software products”), and product repair services, extended maintenance contracts and installation and training services (“services”).  Historically, product repair services, maintenance contracts and installation and training services are less than 10% of our net revenues.  Provisions for returns, discounts and trade-ins, based on historical experience, have not been material.  Our revenue recognition policies are in compliance with FASB Accounting Standards Codification (ASC) Topic 605 “Revenue Recognition.”  Revenue is recognized when persuasive evidence of an agreement with the customer exists, delivery has occurred or services have been provided, the sales price is fixed or determinable, collectability is reasonably assured, and risk of loss and title have transferred to the customer.

Revenue from hardware products is recognized when risk of loss and title has transferred which is generally upon shipment. In some cases, particularly with international shipments and domestic shipment using common carriers arranged by the customer, customer contracts are fulfilled under terms known as ex-works, in accordance with international commercial terms.  In these instances, revenue is recognized upon delivery, which is the date that the goods are made available to the customer as requested by the customer and no further obligations of the Company remain.  Hardware products are typically sold on a stand-alone basis but may include separate hardware maintenance contracts.  Embedded in our hardware products is internally developed software of varying applications that function together with the hardware to deliver the product’s essential functionality.  The embedded software is not sold separately, is not a significant focus of the marketing effort and we do not provide post-contract customer support specific to embedded software.  The functionality that the software provides is marketed as part of the overall product.

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

Revenue from our network control software products and software-related elements is recognized in accordance with ASC Topic 985-605 “Software-Revenue Recognition.”  Software-related elements include all non-software deliverables for which a software deliverable is essential to its functionality. Typical deliverables in a software arrangement may include network control software, extended software maintenance contracts, training and installation.  When software arrangements contain multiple elements and VSOE of fair value exists for all undelivered elements, we account for the delivered elements using the residual method. In arrangements where VSOE of fair value is not available for all undelivered elements, we defer the recognition of all revenue under an arrangement until all elements, except post contract support, have been delivered. When post contract support remains the only undelivered element for such contracts, revenue is then recognized using the residual method. Fair value of software-related elements is based on separate sales to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed to be substantive.  Software and hardware maintenance contract revenues are recognized ratably over the term of the arrangement, which is typically one year.

Service revenues are recognized at the time of performance.  Extended maintenance contract revenues are recognized ratably over the term of the arrangement, which is typically one year.

At September 2, 2011, deferred extended service maintenance revenues were $391,000, and deferred revenues related to the fair value of undelivered elements were $10,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2012.

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations by the Company exist.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  For the year ended September 2, 2011, $550,000 of revenue to one customer were recorded as bill and hold transactions in the first quarter of fiscal 2011.  At September 2, 2011, all products had been delivered and accounts receivable for these revenues were paid in full.  For the year ended September 3, 2010, no revenues were recorded as bill and hold transactions.

We have included all shipping and handling billings to customers in revenues, and freight costs incurred for product shipments have been included in cost of revenues.

Research and Development/Capitalized Software Costs.  We expense research and development costs, including expenditures related to development of our software products that do not qualify for capitalization.  Software development costs are capitalized subsequent to establishing technological feasibility.  Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product.  This has resulted in amortization periods ranging from two to three years.  Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives.  Software development costs capitalized during fiscal 2011 and 2010 totaled $899,000 and $848,000, respectively.  Amortization expense, included in cost of revenues, was $874,000 and $850,000 for the same periods, respectively.  Capitalized software costs, net of accumulated amortization, were $1,288,000 at September 2, 2011 and $1,263,000 at September 3, 2010.  Accumulated amortization amounted to $7,349,000 at September 2, 2011 and $7,629,000 at September 3, 2010. During fiscal years 2011 and 2010, approximately $1,154,000 and $6,915,000, respectively, of fully amortized capitalized software cost associated with products no longer being sold or supported was written off against the accumulated amortization balance. This had no effect on net capitalized software cost at September 2, 2011 and September 3, 2010 or fiscal 2011 and fiscal 2010 cost of revenues.

Advertising and Sales Promotion Expenses. Our policy is to expense advertising and sales promotion costs as incurred. Advertising and sales promotion expenses include media advertising, trade shows, customer events, product literature and market research costs. These expenses totaled $85,000 and $128,000 for fiscal years 2011 and 2010, respectively.

Share-Based Compensation.  We account for share-based payments to employees, including grants of employee stock options, in accordance with ASC Topic 718, “Compensation-Stock Compensation” (ASC 718).  ASC 718 requires that these awards be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  In fiscal year 2011, share-based compensation expense included in selling, general and administrative expenses amounted to approximately $111,000.  For fiscal year 2010 there was no share-based compensation expense.

Income Taxes.  Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year’s tax return and changes in deferred taxes.  Deferred tax assets or liabilities are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income (loss) and for tax credit and loss carryforwards based on enacted tax laws and rates.  Valuation allowances are established to reduce deferred tax assets to amounts that we expect are more likely than not to be realizable.  At September 2, 2011, net deferred tax assets were fully offset by a valuation allowance of $7,978,000.

Net Loss Per Share.  Basic and diluted net loss per share was computed in accordance with ASC Topic 260 “Earnings Per Share.”  Basic net loss per share is computed by dividing net loss (numerator) by the weighted average number of common shares outstanding (denominator) during the period and exclude the dilutive effect of stock options.  Because the Company reported a net loss in fiscal 2011 and fiscal 2010, common stock equivalents, which consisted of stock options, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

The following tables represent required disclosure of the reconciliation of the net loss and shares of the basic and diluted net loss per share computations:

	Years ended
	September 2, 2011	September 3, 2010
Basic and diluted
Net loss	$(1,466,411)	$(2,313,380)
Weighted average shares outstanding	13,019,304	12,647,051
Net loss per share	$(.11)	$(.18)

Stock options excluded from the diluted loss per share calculation due to their antidilutive effect are as follows:

	Years ended
	September 2, 2011	September 3, 2010
Common stock options:
Number of underlying shares	1,308,875	665,375
Range of exercise prices	$.125 to $2.50	$.63 to $2.50

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

Fair Value of Financial Instruments.  The carrying amount of cash and other current assets and liabilities, such as accounts receivable and accounts payable as presented in the consolidated financial statements, approximates fair value based on the short-term nature of these instruments. We believe the carrying amounts of our line of credit borrowings approximate fair value because the interest rates at September 2, 2011, approximated market interest rates.

Foreign Currency. The U.S. dollar is our functional currency for financial reporting.  International sales are predominately made and remitted in U.S. dollars.

Recently Issued Accounting Standards.  On September 4, 2010, we adopted guidance issued by the FASB on revenue recognition. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product are no longer within the scope of the software revenue recognition guidance, and software-enabled products are now subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of the selling price for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance included new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Adoption of the new guidance did not have a material impact on our consolidated financial statements or result in any change in our units of accounting or timing of revenue recognition and is not expected to have a material impact in subsequent periods.

In May 2011, the FASB issued an update to the accounting on fair value measurement to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. Early adoption is prohibited. This guidance is effective for the Company at the beginning of the third quarter in fiscal 2012 (March 3, 2012). The adoption is not expected to have a material impact on the Company’s financial position or its results of operations.

3.  Accounts Receivable

Accounts receivable are summarized as follows:

	September 2, 2011	September 3, 2010
Accounts receivable – trade	$2,321,372	$1,743,411
Other receivables	-	30,253
	2,321,372	1,773,664
Less: allowance for doubtful accounts	(265,033)	(139,693)
Accounts receivable, net	$2,056,339	$1,633,971

A relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2012 and beyond (see Note 13).  At September 2, 2011, four customers accounted for approximately 28.1%, 15.5%, 14.0% and 10.1%, respectively, of our accounts receivable while at September 3, 2010, four customers accounted for approximately 24.2%, 18.1%, 14.1% and 10.7%, respectively, of our accounts receivable.

4.  Inventories

Inventories are summarized as follows:

	September 2, 2011	September 3, 2010
Raw materials	$2,317,852	$3,641,664
Work-in-process	649,384	703,531
Finished goods	2,450,746	3,275,183
	5,417,982	7,620,378
Less: inventory reserves	(3,887,616)	(4,475,288)
Inventories, net	$1,530,366	$3,145,090

We have invested a significant amount of financial resources to acquire certain raw materials, sub-assemblies and finished goods, to incur direct labor and to contract to have specific outplant procedures performed on certain inventory in process.  We purchased this inventory based upon prior backlog and anticipated future sales based upon our existing knowledge of the marketplace.  Our inventory reserve of approximately $3,888,000 at September 2, 2011, is to provide for items that are potentially slow-moving, excess or obsolete.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices.  No estimate can be made of a range of amounts of loss from obsolescence that is reasonably possible should our sales efforts not be successful.

5.  Property and Equipment

Major classes of property and equipment consisted of the following:

	Estimated Useful Lives (Years)	September 2, 2011	September 3, 2010
Land	-	$707,210	$707,210
Buildings and improvements	3-30	3,802,373	3,778,469
Machinery and equipment	3-5	9,949,547	10,447,085
Furniture and fixtures	5	587,136	587,136
Total property and equipment		15,046,266	15,519,900
Less accumulated depreciation		(13,577,060)	(13,901,885)

Property and equipment, net		$1,469,206	$1,618,015

Depreciation expense for fiscal 2011 and 2010 totaled approximately $193,000 and $141,000, respectively.  Repair and maintenance expenses amounted to $120,000 and $134,000 during fiscal years 2011 and 2010, respectively.

6. Other Assets

Other assets consisted of the following:

	September 2, 2011
	Cost	Accumulated Amortization	Net
License agreements	$958,800	$(958,800)	$-
Patents and patent applications	299,540	(118,221)	181,319
Trademarks and trademark applications	82,820	(73,628)	9,192
Other	6,889	-	6,889
	$1,348,049	$(1,150,649)	$197,400

	September 3, 2010
	Cost	Accumulated Amortization	Net
License agreements	$958,800	$(958,800)	$-
Patents and patent applications	300,124	(89,407)	210,717
Trademarks and trademark applications	82,820	(65,482)	17,338
Other	6,889	-	6,889
	$1,348,633	$(1,113,689)	$234,944

Amortization expense of other assets amounted to $37,000 and $108,000 for fiscal years 2011 and 2010, respectively.  Amortization expense for fiscal 2010 included $60,000 related to write-offs of two patent applications due to rejection of the applications.

We conduct an ongoing review of our intellectual property rights and potential trademarks.  As of September 2, 2011, we incurred legal fees of $85,000 related to the filing of applications for various patents and $1,000 related to the filing of trademarks.  Upon issuance, these costs will be amortized on a straight-line basis over the lesser of the legal life of the patents and trademarks or their estimated useful lives of four to ten years. If it becomes more likely than not that the patent application will not be granted, we will write off the deferred cost at that time.  At September 2, 2011, the cost of registered patents and trademarks amounted to $215,000 and $82,000, respectively. License agreements are amortized over the lesser of the contractual term or their estimated useful lives of one to five years.

7.  Accrued Expenses

Accrued expenses consisted of the following:

	September 2, 2011	September 3, 2010
Vacation	$573,212	$538,268
Interest	777,589	436,490
Payroll and related expenses	109,889	101,939
Royalties	194,671	99,212
Warranty	122,638	136,448
Taxes and insurance	34,757	97,810
Commissions	31,529	23,413
Professional fees	195,476	155,238
Other	29,875	142,704
	$2,069,636	$1,731,522

Accrued Warranty

We warrant our products for a 12 to 14 month period beginning at the date of shipment.  Our general warranty provides for repair or replacement of defective products returned during the warranty period at no cost to the customer.  Based on historical claim rates, provisions for warranty repairs are not material and we expense costs for warranty repairs at the point at which the expense is considered probable.  Although we may not be contractually required, at management’s discretion, and in a single limited circumstance, we made post warranty accommodations to a specific customer based upon ongoing negotiations with that customer, and warranty provisions were increased by $112,000 and $50,000 during fiscal years 2011 and 2010, respectively, based upon what management determined to be the most probable amount of ultimate settlement. The total cumulative amount of accrued warranty related to the single occurrence was approximately $210,000.  During the fourth quarter of fiscal 2011, $123,000 of the cumulative amount was offset against accounts receivable balances which left a balance of $87,000 at September 2, 2011.  At September 3, 2010, the amount of accrued warranty related to the single occurrence was approximately $98,000.

8. Deferred Revenue

Deferred revenue consists of the unrecognized revenue portion of extended service maintenance contracts and the fair value of revenue related to future performance obligations. Extended service maintenance contract revenues are recognized ratably over the maintenance contract term, which is typically one year.  At September 2, 2011, deferred extended service maintenance revenues were $391,000, and deferred revenues related to future performance obligations were $10,000 and are expected to be recognized as revenue in varying amounts throughout fiscal 2012.  At September 3, 2010, deferred extended service maintenance revenues were $519,000, and deferred revenues related to future performance obligations were $10,000.

9.  Financing Agreements

Revolving Line of Credit

WCI’s revolving line of credit (“loan facility”), amended and effective October 8, 2009, is provided by The David E. Chymiak Trust Dated December 15, 1999 (the “Trust”). The Trust is controlled by David E. Chymiak who is a beneficial owner of approximately 8.5% of our outstanding common stock.  The loan facility provides a maximum credit limit of $4,250,000 excluding any accrued unpaid interest and bears interest at the rate of eight percent (8.0%) per annum.  At September 2, 2011, the outstanding balance on the loan facility was at the maximum credit limit of $4,250,000 and accrued unpaid interest amounted to approximately $771,000.  At November 15, 2011, the outstanding balance on the line of credit remained at $4,250,000.  All principal and interest shall be payable in U.S. dollars or, upon mutual agreement of the parties decided in good faith at the time payment is due, other good and valuable consideration.  The loan facility is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.

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

The amended loan facility’s debt covenants required us to be in compliance with a solvency representation provision which required us to be able to pay our debts as they become due, have sufficient capital to carry on our business and own property at a fair saleable value greater than the amount required to pay our debts.  At the end of our fiscal 2011 third quarter (June 3, 2011), we were not in compliance with the solvency representation provision, however, on June 29, 2011, the loan facility’s security agreement was amended to remove the solvency representation provision from the debt covenants.  In addition, we are required to retain certain executive officers and are precluded from paying dividends. At September 2, 2011, we were in compliance with the debt covenants.

10.  Income Taxes

No income tax benefit was recorded for fiscal 2011 due to an increase in the deferred tax asset valuation allowance.  In fiscal 2011, the deferred tax asset increased $528,000 primarily due to an increase in the net operating loss carryforward. The increase in the deferred tax asset was offset by a corresponding increase in the valuation allowance.  No income tax benefit was recorded in fiscal 2010 due to an increase in the deferred tax asset valuation allowance.  In fiscal 2010, the deferred tax asset increased $833,000 primarily due to an increase in the net operating loss carryforward.

The effective income tax rate differs from the U.S. federal statutory rate as follows:

	Years Ended
	September 2, 2011	September 3, 2010
Statutory U.S. income tax rate	34.0%	34.0%
State taxes, net of federal benefits	2.0	2.0
Valuation allowance	(34.8)	(36.0)
Non-deductible expenses	(1.1)	(.1)
Other, net	(.1)	.1
Effective income tax rate	-%	-%

The effective tax rate for fiscal 2011 and 2010 reflected the recording of a full valuation allowance against net deferred tax assets, as further discussed below.

Deferred tax assets and liabilities that arise as a result of temporary differences are as follows:

	September 2, 2011	September 3, 2010
Deferred tax assets (liabilities):
Inventory reserves	$2,224,000	$2,290,000
Accounts receivable allowance	101,000	53,000
Accrued expenses	311,000	256,000
Net operating loss carryforwards	5,637,000	5,167,000
AMT credit carryovers	134,000	134,000
Depreciation	71,000	93,000
Capitalized software costs	(490,000)	(480,000)
Other	(10,000)	(63,000)
Deferred tax assets	7,978,000	7,450,000
Valuation allowance	(7, 978,000)	(7,450,000)
Net deferred tax asset	$-	$-
Consolidated balance sheet classifications:
Current deferred tax asset	$2,699,000	$2,610,000
Noncurrent deferred tax asset	5,279,000	4,840,000
Valuation allowance	(7,978,000)	(7,450,000)
Net deferred tax asset	$-	$-

A valuation allowance is established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence was considered in judging the likelihood of realizing tax benefits. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses are one of the most difficult pieces of negative evidence to overcome in the absence of sufficient existing orders and backlog (versus forecasted future orders) supporting a return to profitability.  Our assessment indicated that a full valuation allowance for our net deferred tax assets was required as of September 2, 2011 and September 3, 2010.  The valuation allowance increased $528,000 in fiscal 2011.  At September 2, 2011, net deferred tax assets of $7,978,000 were fully reserved by a valuation allowance.

At September 2, 2011, we had a federal net operating loss carryforward of $15,614,000, of which $1,438,000 expires in fiscal 2021, $1,296,000 in fiscal 2023, $3,396,000 in fiscal 2024, $1,454,000 in fiscal 2025, $1,755,000 in fiscal 2026, $265,000 in fiscal 2027, $2,221,000 in fiscal 2029, $2,405,000 in fiscal 2030 and $1,384,000 in fiscal 2031.  Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

Assets and liabilities are recognized for a tax position, based solely on its technical merits that is believed to be more likely than not to be fully sustainable upon examination. As of September 2, 2011 and September 3, 2010, there was no accrual for interest or penalties related to uncertain tax positions.  Our accounting policy for penalties and interest is to include such amounts, if any, in income tax expense.

We reassess the validity of our conclusions regarding uncertain income tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  As we believe that all such positions are fully supportable by existing Federal law and related interpretations, there are no uncertain positions to consider in accordance with ASC Topic 740 “Income Taxes”.

We are subject to U.S. federal income tax as well as income tax of numerous state jurisdictions. We are subject to U.S. federal tax examinations by tax authorities for fiscal years 2008 through 2011. Income tax examinations that we may be subject to from the various state taxing authorities vary by jurisdiction.

11. Share-Based Compensation Plans

2011 and 2010 Incentive Plans.  On February 1, 2011, our stockholders approved the 2011 Incentive Plan (the “2011 Plan”).  The effective date of the 2011 Plan was January 1, 2011. On February 2, 2010, our stockholders approved the 2010 Incentive Plan (the “2010 Plan”).  The effective date of the 2010 Plan was January 1, 2010.  The 2011 Plan and the 2010 Plan each have ten-year terms.  Each Plan provides for awards of up to an aggregate of 1,250,000 shares of common stock which may be represented by (i) incentive or nonqualified stock options, (ii) stock appreciation rights (tandem and free-standing), (iii) restricted stock, (iv) deferred stock, or (v) performance units entitling the holder, upon satisfaction of certain performance criteria, to awards of common stock or cash.  The maximum total number of shares of Restricted Stock, Deferred Stock and/or Performance Units that may be granted at full value shall not exceed 500,000 shares.  Eligible participants include officers and other key employees, non-employee directors, consultants and advisors to the Company.  The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights may not be less than 100% of the fair market value on the date of grant or, in the case of an option granted to a 10% or greater stockholder, not less than 110% of the fair market value on the date of grant.  The exercise price for any other option and stock appreciation rights shall be at least 100% of the fair market value on the date of grant.  The exercise period for nonqualified stock options may not exceed ten years and one day from the date of the grant, and the exercise period for incentive stock options or stock appreciation rights shall not exceed ten years from the date of the grant (five years for a 10% or greater stockholder).  No awards have been granted under the 2011 Plan.

On December 6, 2010, pursuant to the 2010 Plan, the Compensation Committee authorized the issuance to all eligible employees of the Company common stock options to purchase an aggregate of 563,700 shares of common stock and issued equally to the four non-employee members of the Board of Directors common stock options to purchase an aggregate of 100,000 shares of common stock. Stock options for 638,700 shares of common stock are exercisable at $0.125 and one stock option for 25,000 shares of common stock, issued to a 10% or greater stockholder and executive officer, is exercisable at $0.1375. The options vest upon issuance and expire five years from the date of issuance. In addition, 500,000 shares of restricted common stock were granted to two executive officers.  The aggregate grant date fair values of the stock options and restricted common stock were $48,000 and $63,000, respectively.  The total amount of approximately $111,000 was included in selling, general and administrative expense in fiscal 2011. The weighted average fair value of stock options granted was $.073.  The weighted-average assumptions used in the Black-Scholes option pricing model for the stock option grants were as follows: expected volatility - the Company’s stock began trading over-the-counter in April 2010, and we believe there is insufficient data to project the Company’s future volatility, as a result, the expected volatility of similar public entities in similar industries was considered in estimating our volatility of 100%; risk free interest rate - .75% based upon observed interest rates appropriate for the expected term of our employee stock options; expected life – 2.5 years because the Company has had minimal experience with the exercise of options for use in determining the expected life for each award, the simplified method was used to calculate an expected life based on the midpoint between the issue (vesting) date and the end of the contractual term of the stock award; expected dividend yield – none because the Company does not currently pay dividends.  In addition, tax reimbursement bonuses related to the restricted stock awards were granted in the amount of $32,319 which was recognized as selling, general and administrative expense in fiscal 2011. During fiscal 2011, options exercisable at $0.125 for 20,200 shares of common stock were forfeited.  At September 2, 2011, 102,500 shares of common stock remained available for issuance under the 2010 Incentive Plan.

1998 Incentive Plan.  On February 26, 1998, our stockholders approved the 1998 Incentive Plan (the “1998 Plan”).  The effective date of the 1998 Plan is January 1, 1998 and the 1998 Plan had a ten-year term.  The 1998 Incentive Plan expired and terminated effective December 31, 2007.  The Plan provided for awards of up to an aggregate of 2,000,000 shares of common stock which could be represented by (i) incentive or nonqualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) deferred stock, or (v) performance units entitling the holder, upon satisfaction of certain performance criteria, to awards of common stock or cash.  In addition, the 1998 Plan provided for loans and supplemental cash payments to persons participating in the 1998 Plan in connection with awards granted.  Eligible participants included officers and other key employees, non-employee directors, consultants and advisors to the Company.  The exercise price per share in the case of incentive stock options and any tandem stock appreciation rights could not be less than 100% of the fair market value on the date of grant or, in the case of an option granted to a 10% or greater stockholder, could not be less than 110% of the fair market value on the date of grant.  The exercise price for any other option and stock appreciation rights could be at least 75% of the fair market value on the date of grant.  The exercise period for nonqualified stock options could not exceed ten years and one day from the date of the grant, and the expiration period for incentive stock options or stock appreciation rights could not exceed ten years from the date of the grant (five years for a 10% or greater stockholder).  The 1998 Plan contained an automatic option grant program to non-employee members of the Board of Directors.  Such members could each be granted an option to purchase 3,000 shares of common stock on the last day of each December on which regular trading occurred on the NASDAQ Stock Market, at an exercise price equal to the fair market value of such stock on the date of grant.  Such options could be exercisable during the period of ten years and one day from the date of grant of the option.  At September 2, 2011, options for 661,375 remained outstanding under the 1998 Incentive Plan.

A summary of stock option transactions for the above plans follows:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at:
August 28, 2009	731,375	$.63 – 2.50	$1.42
Forfeited or cancelled	(66,000)	2.31	2.31
Outstanding at:
September 3, 2010	665,375	$.63 – 2.50	$1.33
Granted	663,700	.125 – .1375	.126
Forfeited or cancelled	(20,200)	.125 – .63	.22
Outstanding at September 2, 2011	1,308,875	$.125 – 2.50	$.74
Available for issue at September 2, 2011	1,352,500	-	-
Options exercisable at:
September 2, 2011	1,308,875	$.125 – 2.50	$.74
September 3, 2010	665,375	$.63 – 2.50	$1.33

The weighted average remaining contractual life of options outstanding and exercisable at September 2, 2011, was 3.1 years.  There was no intrinsic value of the options outstanding and exercisable at September 2, 2011.  The weighted average grant-date fair value of options granted during fiscal year 2011 was $0.073.

12. Employee Benefit Plans

WCI has a 401(k) Profit Sharing Plan and Trust (the “Plan”) covering substantially all employees.  Amounts to be contributed to the Plan each year are subject to the approval of the Board of Directors.  No profit sharing contributions were declared for fiscal years 2011 and 2010.

Eligible WCI employees are permitted to make contributions, up to certain regulatory limits, to the Plan on a tax deferred basis under Section 401(k) of the Internal Revenue Code.  The Plan provides for a minimum company matching contribution on a quarterly basis at the rate of 25% of employee contributions with a quarterly discretionary match.  During fiscal years 2011 and 2010, all matching contributions, including a discretionary matching contribution of 25%, were suspended.  In addition, the Plan was amended to make all Company matching contributions discretionary. Any matching contributions would be in the form of the Company’s stock or cash at the discretion of the Board of Directors.

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

In this single operating segment we have three sources of revenues as follows:

	Years ended
	September 2, 2011	September 3, 2010
Direct Broadcast Satellite	$8,711,536	$8,516,561
Analog and Custom Products	-	16,875
Service	399,287	387,983
Revenues, net	$9,110,823	$8,921,419

Concentrations of products representing 10% or more of the year’s revenues are as follows:

	Years ended
	September 2, 2011	September 3, 2010
Products:
Private network receivers	11.5%	13.3%
iPump media servers	29.5%	(a)
Professional and broadcast receivers	(a)	11.9%
SMD 515 set top boxes	(a)	(a)
Audio broadcast receivers	25.4%	28.0%
Network control products	(a)	11.4%

(a)	Revenues for the year were less than 10% of total revenues.

Products representing 10% or more of annual revenues are subject to fluctuations from year to year as new products and technologies are introduced, new product features and enhancements are added, and as customers upgrade or expand their network operations. Fiscal 2011 product mix included ipump® 6400 media server equipment for an international health and education network, ipump® 6420 audio media servers to radio broadcasters for network expansion projects, continued shipments of Unity® 201 audio broadcast receivers to background music providers,Unity®550 private network receivers to a faith-based organization for network upgrades and to service providers for digital signage displays to their retail client.  Fiscal 2010 product mix included Unity®550 private network receivers to a faith-based organization for network upgrades and continued shipments of Unity® 201 audio broadcast receivers.

Revenues by geographic areas are as follows:

	Years ended
	September 2, 2011	September 3, 2010
Geographic Area:
United States	$6,481,592	$7,119,816
Canada	76,399	48,650
Europe	660,256	1,235,258
Latin America and Mexico	1,769,891	336,850
Other	122,685	180,845
Revenues, net	$9,110,823	$8,921,419

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

We sell to a variety of domestic and international customers on an open, unsecured account basis.  These customers principally operate in the cable television, broadcast business music, private network and data communications industries.  Customers representing 10% or more of the fiscal year’s revenues are as follows:

	Years ended
	September 2, 2011	September 3, 2010
Customer 1	24.6%	22.8%
Customer 2	(a)	10.7%
Customer 3	17.7%	(a)

(a)	Revenues for the year were less than 10% of total revenues.

Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2012 and beyond.  Future revenues are subject to the timing of significant orders from customers and are difficult to forecast.  As a result, future revenue levels may fluctuate from quarter to quarter.

At September 2, 2011, four customers accounted for approximately 28.1%, 15.5%, 14.0% and 10.1%, respectively, of our accounts receivable while at September 3, 2010, four customers accounted for approximately 24.2%, 18.1%, 14.1% and 10.7%, respectively, of our accounts receivable.  When deemed appropriate, we use letters of credit and credit insurance to mitigate the credit risk associated with foreign sales.

During fiscal years 2011 and 2010, we used offshore manufacturers for a significant amount of our finished goods or component inventories.  An offshore manufacturer, with facilities located in Taiwan and the Peoples Republic of China, accounted for approximately 58% and 79% of inventory purchases in fiscal 2011 and fiscal 2010, respectively.  If these suppliers are unable to meet the Company’s needs, losses of potential customers could result, which could adversely affect operating results.

14. Commitments and Contingencies

Purchase Commitments

We have two manufacturing and purchasing agreements for certain finished goods inventories.  At September 2, 2011, outstanding purchase commitments under these agreements amounted to $1,444,000.

Operating Leases

We lease certain office and manufacturing facilities and equipment under long-term noncancelable operating leases that expire through fiscal 2013.  Approximate future minimum lease commitments are as follows: 2012-$65,000; 2013-$29,000.  Rent expense under all leases was approximately $78,000 and $101,000 for fiscal years 2011 and 2010, respectively.

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

These actions have been consolidated into a multi-district action pending in the United States District Court for the District of Delaware.  The Delaware District Court issued an Order dismissing eight of the substantive patent claims embodied in the consolidated action, as well as all counterclaims. The parties also agreed to summary judgment of non-infringement on a remaining patent claim.

On November 13, 2009, the Court allowed the parties to the consolidated lawsuits to file motions for fees and costs with respect to one another.   On July 13, 2011, the Court ruled that the motion for attorney’s fees and costs was premature.  On September 7, 2011, the Delaware District Court issued a Final Judgment and Order dismissing the claims.  On September 28, 2011, Rembrandt Technologies LP filed a Notice of Appeal from the Court’s September 7, 2011 judgment, the Court’s construction ruling concerning one of the patents in question, and all prior rulings, orders and judgments of the Court.  At this point, we are presently unable to assess the impact, if any, of this litigation on Wegener.

On October 4, 2010, a Second Amended Complaint was filed by Multimedia Patent Trust (MPT) against Fox News Networks, LLC (Fox News) and other parties in the United States District Court for the Southern District of California for patent infringement.  (The initial Complaint was filed on January 19, 2010).  The Second Amended Complaint asserts that Fox News has infringed upon certain MPT patents relating to video compression, encoding and decoding.  This litigation may be very expensive to defend and there could be significant financial exposure if MPT is successful in its claims. On November 3, 2010, however, Fox News wrote to Wegener, asking Wegener to fully indemnify, hold harmless and defend Fox News in connection with the litigation.  In its letter, Fox News states that it has identified Wegener as a vendor that provided Fox News with products and/or services relating to video compression.   Fox News states further that it believes that MPT’s claims give rise to indemnity obligations and other obligations for Wegener products obtained from Wegener by Fox News.  The November 3, 2010 letter asked Wegener to acknowledge such tender on or before November 24, 2010.  Wegener has not agreed to do so, nor has Wegener acknowledged or agreed that the specific claims against Fox News by MPT give rise to such obligations on the part of Wegener. On August 11, 2011, counsel for MPT served a subpoena on Wegener seeking certain documents relating to the subject matter of the patent infringement action.  On September 8, 2011, Wegener produced certain documents in response to that subpoena.  Additional responsive documents may be produced in the future on a schedule to be agreed upon by Wegener and MPT.  At this point, we are unable to assess the impact of this litigation, if any, on Wegener.

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

Evaluation of Disclosure Controls and Procedures

Management has evaluated, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (September 2, 2011).  Based upon that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified  in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted  under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, using the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of September 2, 2011, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information contained in the Proxy Statement pertaining to the 2012 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated herein by reference in partial response to this item.  See also Item 1.  “Business - Executive Officers of the Registrant” on page 11 of this Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information contained in the Proxy Statement is incorporated herein by reference in response to this item.
See also exhibit 10.8 which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained in the Proxy Statement is incorporated herein by reference in response to this item.  See also Item 5, “MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES-Equity Compensation Plan Information” on page 17 of this report.

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

Report of Independent Registered Public Accounting Firm (Habif, Arogeti & Wynne, LLP).

Consolidated Balance Sheets - September 2, 2011 and September 3, 2010.

Consolidated Statements of Operations - Years ended September 2, 2011 and September 3, 2010.

Consolidated Statements of Capital Deficit - Years ended September 2, 2011 and September 3, 2010.

Consolidated Statements of Cash Flows - Years ended September 2, 2011 and September 3, 2010.

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
Years ended  September 2, 2011 and September 3, 2010.

(a)	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index below.

(b)	See Part IV, Item 15(a) (3).

(c)	See Part IV, item 15(a) (2).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Wegener Corporation
Johns Creek, Georgia

   The audits referred to in our report dated December 1, 2011, relating to the consolidated financial statements of Wegener Corporation and subsidiary, which is contained in Item 8 of this Form 10-K also included the audits of the financial statement schedule listed in the accompanying index.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Habif, Arogeti & Wynne, LLP.

Habif, Arogeti & Wynne, LLP.
Atlanta, Georgia
December 1, 2011

SCHEDULE II
WEGENER CORPORATION AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for doubtful accounts receivable:
Year ended September 2, 2011	$139,693	$133,000	$(7,660)	$-	$265,033
Year ended September 3, 2010	$146,010	$80,000	$(86,317)	$-	$139,693

Inventory Reserves:
Year ended September 2, 2011	$4,475,288	$110,000	$(967,172)	$269,500	$3,887,616
Year ended September 3, 2010	$4,689,357	$90,000	$(304,069)	$-	$4,475,288

Accrued Warranty:
Year ended September 2, 2011	$136,448	$112,000	$(125,810)	$-	$122,638
Year ended September 3, 2010	$98,882	$50,000	$(12,434)	$-	$136,448

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

4.2.10
Loan and Security Agreement – Eleventh Amendment dated September 14, 2009, by and between Wegener Communications, Inc. and LaSalle National Bank respecting $4,000,000 combined revolving credit note and term note. (23)

4.2.11
Loan and Security Agreement –Twelfth Amendment dated October 8, 2009, by and between Wegener Communications, Inc. and The David E. Chymiak Trust Dated December 15, 1999, as assignee of the Bank of America, N.A., successor interest by merger to LaSalle Bank National Association, respecting $4,000,000 combined revolving credit note and term note. (24)

4.2.12
Loan and Security Agreement –Thirteenth Amendment dated June 11, 2010, by and between Wegener Communications, Inc. and The David E. Chymiak Trust Dated December 15, 1999, as assignee of the Bank of America, N.A., successor interest by merger to LaSalle Bank National Association, respecting $4,000,000 combined revolving credit note and term note. (25)

4.2.13
Loan and Security Agreement –Fourteenth Amendment dated September 3, 2010, by and between Wegener Communications, Inc. and The David E. Chymiak Trust Dated December 15, 1999, as assignee of the Bank of America, N.A., successor interest by merger to LaSalle Bank National Association, respecting $4,250,000 combined revolving credit note and term note. (27)

4.2.14
Loan and Security Agreement –Fiftteenth Amendment dated November 8, 2010, by and between Wegener Communications, Inc. and The David E. Chymiak Trust Dated December 15, 1999, as assignee of the Bank of America, N.A., successor interest by merger to LaSalle Bank National Association, respecting $4,250,000 combined revolving credit note and term note. (28)

4.2.15
Loan and Security Agreement –Sixteenth Amendment dated April 13, 2011, by and between Wegener Communications, Inc. and The David E. Chymiak Trust Dated December 15, 1999, as assignee of the Bank of America, N.A., successor interest by merger to LaSalle Bank National Association, respecting $4,250,000 combined revolving credit note and term note. (29)

4.2.16
Loan and Security Agreement –Seventeenth Amendment dated June 29, 2011, by and between Wegener Communications, Inc. and The David E. Chymiak Trust Dated December 15, 1999, as assignee of the Bank of America, N.A., successor interest by merger to LaSalle Bank National Association, respecting $4,250,000 combined revolving credit note and term note. (30)

4.3	Stockholder Rights Agreement. (3)

4.3.1	Amendment No. 1, dated as of September 29, 2006, to the Company’s Stockholder Rights Agreement. (4)

10.1	License Agreement, Distributorship and Supply Agreement, and Purchase Pooling and Warehouse Agreement dated May 28, 1994, by and between Wegener Communications, Inc. and Cross Technologies, Inc. (11)

Exhibit No.		Description of Exhibit

10.2		Wegener Communications, Inc. 401(k) Profit Sharing Plan and Trust dated January 1, 1982, amended and restated as of January 1, 1984. (12)

10.3		1989 Directors’ Incentive Plan. (13)

10.3.1		Amendment to 1989 Directors’ Incentive Plan effective February 1, 1995. (14)

10.4		1998 Incentive Plan. (15)

10.5		Form of Agreement between Wegener Corporation and Robert A. Placek, Ned L. Mountain, and C. Troy Woodbury, Jr. respecting severance payments in the event of a change of control. (16)

10.6		Director Compensation Plan for 2004. (17)

10.7		Agreement, dated September 29, 2006, by and among Wegener Corporation, Henry Partners, L.P., Matthew Partners, L.P., Henry Investment Trust, L.P., and David W. Wright. (4)

10.8	*	Executive Compensation for the fiscal year ended September 2, 2011.

10.9		Patent Purchase Agreement effective as of May 22, 2008, by and between Wegener Communications, Inc. and EPAX Consulting Limited Liability Company.(22)

10.10		Amendments to Agreement between Wegener Corporation and Ned L. Mountain, and C. Troy Woodbury, Jr., respectively, respecting severance payments in the event of a change of control.

10.11		Agreement between Wegener Corporation and Robert A. Placek respecting payments in the event of termination of employment.

10.12		2010 Incentive Plan (26)

10.13		2011 Incentive Plan (31)

14.1		Wegener Corporation Code of Business Conduct and Ethics. (18)

21.1		Subsidiary of the Registrant. (17)

23.1	*	Consent of Habif, Arogeti & Wynne, LLP.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 1, 1989, as filed with the Commission on November 30, 1989.+
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 30, 1997, as filed with the Commission on June 30, 1997.+
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 1, 2003, as filed with the Commission on May 6, 2003.+
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 29, 2006, as filed with the Commission on October 3, 2006.+
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 1996, as filed with the Commission on November 27, 1996.+
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 1998, as filed with the Commission on November 10, 1998.+
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 2, 2001, as filed with the Commission on April 16, 2001.+
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002, as filed with the Commission on Jun e 28, 2002.+
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2003, as filed with the Commission on July 9, 2003.+
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 28, 2004, as filed with the Commission on July 12, 2004.+
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 2, 1994, as filed with the Commission on December 16, 1994.+
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 2, 2005, as filed with the Commission on January 10, 2006.+
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1990, as filed with the Commission on November 29, 1990.+
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 1, 1995, as filed with the Commission on December 14, 1995.+
(15)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-51205), as filed with the Commission on April 28, 1998.
(16)	Incorporated by reference to the Company’s Schedule 14D-9, as filed with the Commission on May 6, 2003.+
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 3, 2004, as filed with the Commission on December 2, 2004.+
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2003, as filed with the Commission on November 26, 2003.+
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 17, 2006, as filed with the Commission on May 22, 2006.+
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 1, 2006, as filed with the Commission on November 30, 2006.+
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 1, 2007, as filed with the Commission on July 16, 2007.+
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2008, as filed with the Commission on July 10, 2008.+
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 13, 2009, as filed with the Commission on September 17, 2009.+
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 8, 2009, as filed with the Commission on October 14, 2009.+
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 11, 2010, as filed with the Commission on June 14, 2010.+
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2010, as filed with the Commission on April 12, 2010.+
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 3, 2010, as filed with the Commission on September 7, 2010.+
(28)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated November 8, 2010, as filed with the Commission on November 9, 2010.+
(29)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 13, 2011, as filed with the Commission on April 14, 2011.+
(30)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 29, 2011, as filed with the Commission on June 29, 2011.+
(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 4, 2011, as filed with the Commission on April 18, 2011.+
+	SEC file No. 0-11003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEGENER CORPORATION
Date: December 1, 2011	By:	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 1st day of December 2011.

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
Frisco, Texas 75034

CORPORATE HEADQUARTERS
11350 Technology Circle
Johns Creek /Atlanta, Georgia 30097-1502

ANNUAL MEETING
The annual meeting of stockholders will be held on January 31, 2012 at 9:00 a.m. at the Corporate Headquarters.

COMMON STOCK
OTCQB Symbol: WGNR.PK

FORM 10-K REPORT
Wegener Corporation’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, is available free of charge by written request to:

James Traicoff
Investor Relations
Wegener Corporation
11350 Technology Circle
Johns Creek, Georgia
30097-1502

WEB SITE
HTTP://WWW.WEGENER.COM

QUARTERLY COMMON STOCK PRICES
The Company’s common stock is traded over-the-counter.

The quarterly ranges of high and low sale prices for fiscal 2011 and 2010 were as follows:

	High	Low
Fiscal Year Ended September 2, 2011
First Quarter	$.14	$.07
Second Quarter	.18	.09
Third Quarter	.18	.06
Fourth Quarter	.08	.03

Fiscal Year Ended September 3, 2010
First Quarter	$.38	$.20
Second Quarter	.29	. 08
Third Quarter	.30	.10
Fourth Quarter	.15	.07

The Company had approximately 335* shareholders of record at November 1, 2011.  The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

*(This number does not reflect beneficial ownership of shares held in nominee names).