Form 10-Q
period 2011-12-02
WEGENER CORP
filed 2012-01-13
CIK 715073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 2, 2011

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	13,147,051 Shares
Class	Outstanding at December 30, 2011

WEGENER CORPORATION AND SUBSIDIARY
Form 10-Q For the Quarter Ended December 2, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INTRODUCTION

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated statements of operations for the three months ended December 2, 2011 and December 3, 2010; the consolidated balance sheet as of December 2, 2011; the consolidated statements of capital deficit as of December 2, 2011 and December 3, 2010; and the consolidated statements of cash flows for the three months ended December 2, 2011 and December 3, 2010 have been prepared without audit. The consolidated balance sheet as of September 2, 2011 has been audited by independent registered public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 2, 2011, File No. 0-11003.

In the opinion of management of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	December 2, 2011	December 3, 2010

Revenues, net	$1,382,582		$2,970,347

Operating costs and expenses
Cost of products sold	1,211,211		1,815,390
Selling, general and administrative	590,673		801,397
Research and development	344,194		291,796

Operating costs and expenses	2,146,078		2,908,583

Operating (loss) income	(763,496)		61,764
Interest expense-related party	(85,944)		(82,755)
Interest expense	(7,192)		(4,785)

Net loss	$(856,632)		$(25,776)

Net loss per share:
Basic and diluted	$(.07)	$	*

Shares used in per share calculation
Basic and diluted	13,147,051		12,647,051

* Less than $ (.01) per share

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 2,	September 2,
	2011	2011
	(Unaudited)
Assets

Current assets
Cash	$976,349	$475,548
Accounts receivable, net	1,299,317	2,056,339
Inventories, net	1,744,003	1,530,366
Other	248,287	268,092

Total current assets	4,267,956	4,330,345

Property and equipment, net	1,427,744	1,469,206
Capitalized software costs, net	1,278,523	1,287,638
Other assets	187,234	197,400

Total assets	$7,161,457	$7,284,589

Liabilities and Capital Deficit

Current liabilities
Line of credit-related party	$4,250,000	$4,250,000
Accounts payable	1,821,093	1,813,493
Accrued expenses	2,170,003	2,069,636
Deferred revenue	543,060	401,480
Customer deposits	721,157	237,204

Total current liabilities	9,505,313	8,771,813

Commitments and contingencies

Capital deficit
Preferred stock, $20.00 par value; 250,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 30,000,000 shares authorized; 13,147,051 shares issued and outstanding	131,471	131,471
Additional paid-in capital	20,112,577	20,112,577
Accumulated deficit	(22,587,904)	(21,731,272)

Total capital deficit	(2,343,856)	(1,487,224)

Total liabilities and capital deficit	$7,161,457	$7,284,589

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance at September 3, 2010	12,647,051	$126,471	$20,006,702	$(20,264,861)
Net loss for the three months	-	-	-	(25,776)

BALANCE at December 3, 2010	12,647,051	$126,471	$20,006,702	$(20,290,637)

Balance at September 2, 2011	13,147,051	$131,471	$20,112,577	$(21,731,272)
Net loss for the three months	-	-	-	(856,632)

BALANCE at December 2, 2011	13,147,051	$131,471	$20,112,577	$(22,587,904)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	December 2, 2011	December 3, 2010

Cash flows from operating activities
Net loss	$(856,632)	$(25,776)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation and amortization	280,875	285,911
Increase in provision for bad debts	-	55,000
Increase in provision for inventory reserves	15,000	35,000
Increase in provision for warranty reserves	-	20,000
Changes in assets and liabilities
Accounts receivable	757,022	(957,375)
Inventories	(228,637)	1,033,589
Other assets	19,804	62,235
Accounts payable	7,600	(477,537)
Accrued expenses	100,367	265,567
Deferred revenue	141,580	(79,361)
Customer deposits	483,953	(7,786)

Net cash provided by operating activities	720,932	209,467

Cash flows from investing activities
Property and equipment expenditures	(1,270)	(3,750)
Capitalized software additions	(218,861)	(222,462)

Net cash used for investing activities	(220,131)	(226,212)

Cash flows from financing activities
Change in borrowings under revolving line-of-credit	-	(50,000)

Net cash used for financing activities	-	(50,000)

Increase (decrease) in cash	500,801	(66,745)
Cash, beginning of period	475,548	231,091
Cash, end of period	$976,349	$164,346

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$6,787	$3,154

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

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $22,588,000 at December 2, 2011.  We had working capital deficits of approximately $5,237,000 at December 2, 2011 compared to $4,441,000 at September 2, 2011.

During the first quarter of fiscal 2012 bookings were approximately $900,000 compared to $3.2 million in the same period of fiscal 2011. During fiscal year 2011 bookings were $6.4 million.  These bookings were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.  While no assurances can be given, we believe the level of bookings we expected during the first quarter of fiscal 2012 will book and ship during the remainder of fiscal 2012.  In addition, based on our view of current booking opportunities for our existing product line, as well as for our hardware and software product enhancements under development, we believe bookings and revenues will increase during the remainder of fiscal 2012 which could result in an increase in fiscal 2012 revenues compared to fiscal 2011.  There can be no assurances that the Company will be able to achieve its projected level of bookings and revenues in 2012 and beyond. As a result, we expect future revenue levels and operating results to continue to fluctuate from quarter to quarter.

Our backlog scheduled to ship within eighteen months was approximately $3.6 million at December 2, 2011, compared to $3.5 million at September 2, 2011, and $6.3 million at December 3, 2010.  Approximately $2.5 million of the December 2, 2011 backlog is scheduled to ship during the remainder of fiscal 2012.

Our bookings and revenues to date in fiscal 2012 and during the prior three fiscal years have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations.  In addition, significant fiscal 2012 shippable bookings are currently required to meet our quarterly financial and cash flow projections for the remainder of fiscal 2012.

Our cash flow requirements during the first quarter of fiscal 2012 were financed by our working capital as the outstanding balance of our loan facility was at the maximum limit of $4,250,000 throughout the first quarter.  At January 6, 2012, the outstanding balance on the line of credit remained at the maximum limit of $4,250,000 and our cash balances were approximately $405,000.

With our line of credit currently at the maximum limit, our very near term liquidity is dependent on our working capital and primarily on the timely collection of accounts receivable balances and conversion of inventory into receivable balances.  Our low level of bookings has lengthened the cycle of conversion of inventory into receivable balances and then into cash balances.

During prior fiscal years and continuing to date, due to insufficient cash flow from operations and the borrowing limitations under our loan facility, we negotiated extended payment terms with our two offshore vendors and have been extending other vendors well beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided.  In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed.  Any interruption of services or materials or initiation of legal means to collect balances owed would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

Our ability to continue as a going concern is dependent on generating sufficient new orders and revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of new orders in the near term to provide adequate levels of cash flow from operations.  Should we be unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing loan facility. We currently have limited sources of capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. If near term shippable bookings are insufficient to provide adequate levels of near term liquidity and any required additional capital or borrowings are unavailable, we will likely be forced to enter into federal bankruptcy proceedings.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended September 2, 2011. The following are updates to those policies.

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

Fiscal Year
We use a fifty-two, fifty-three week year.  The fiscal year ends on the Friday closest to August 31.  The first quarter of fiscal years 2012 and 2011 both contained thirteen weeks.  Fiscal years 2012 and 2011 contain fifty-two weeks.

Note 3 Accounts Receivable

Accounts receivable are summarized as follows:

	December 2,	September 2,
	2011	2011
	(Unaudited)

Accounts receivable – trade	$1,564,350	$2,321,372

Less allowance for doubtful accounts	(265,033)	(265,033)

Accounts receivable, net	$1,299,317	$2,056,339

Note 4 Inventories

Inventories are summarized as follows:

	December 2,	September 2,
	2011	2011
	(Unaudited)

Raw material	$2,444,350	$2,317,852
Work-in-process	656,917	649,384
Finished goods	2,443,815	2,450,746
	5,545,082	5,417,982
Less inventory reserves	(3,801,079)	(3,887,616)

Inventories, net	$1,744,003	$1,530,366

Our inventory reserve is to provide for items that are potentially slow moving, excess or obsolete.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional slow moving, excess or obsolete inventory that is unsaleable or saleable at reduced prices.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 Accrued Expenses

Accrued expenses consisted of the following:

	December 2,
	2011	September 2,
	(Unaudited)	2011

Vacation	$567,266	$573,212
Interest	863,937	777,589
Payroll and related expenses	156,984	109,889
Royalties	201,590	194,671
Warranty	122,638	122,638
Taxes and insurance	46,129	34,757
Commissions	34,279	31,529
Professional fees	145,612	195,476
Other	31,568	29,875

	$2,170,003	$2,069,636

Note 6 Finance Arrangements
Revolving Line of Credit

Our revolving line of credit (“loan facility”), amended and effective October 8, 2009, is provided by The David E. Chymiak Trust Dated December 15, 1999 (the “Trust”). The Trust is controlled by David E. Chymiak who is a beneficial owner of approximately 8.5% of our outstanding common stock.  The loan facility provides a maximum credit limit of $4,250,000 excluding any accrued unpaid interest and bears interest at the rate of eight percent (8.0%) per annum.  At December 2, 2011, the outstanding balance on the loan facility was at the maximum credit limit of $4,250,000 and accrued unpaid interest amounted to approximately $857,000.  At January 6, 2012, the outstanding balance on the line of credit remained at $4,250,000.  The loan facility is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.

The loan facility matures on April 7, 2012, and automatically renews for successive twelve (12) month periods provided, however, the Trust may terminate the loan facility by providing a ninety (90) day written notice of termination at any time prior to the April 7, 2012 maturity date.  Principal and interest shall be payable upon the earlier of the maturity date, an event of default as provided by the loan facility, or 90 days following the date on which the Trust provides written notice to terminate the agreement.  In the event of a ninety day notice of termination of our loan facility, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan.  There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

Under the terms of the facility’s debt covenants we are required to retain certain executive officers and we are precluded from paying dividends. At December 2, 2011, we were in compliance with the debt covenants.

Note 7 Income Taxes

For the three months ended December 2, 2011, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance.  The valuation allowance increased $308,000 in the first quarter of fiscal 2012.  At December 2, 2011, net deferred tax assets of $8,286,000 were fully reserved by a valuation allowance.

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At December 2, 2011, we had a federal net operating loss carryforward of approximately $16,587,000, which expires beginning fiscal 2021 through fiscal 2032.  Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

Note 8 Net Loss Per Share

Basic and diluted net loss per share was computed in accordance with ASC Topic 260 “Earnings Per Share.”  Basic net loss per share is computed by dividing net loss (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options.  Because the Company reported a net loss in first quarters of fiscal 2012 and fiscal 2011, common stock equivalents, which consisted of stock options, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

	Three months ended
	December 2, 2011			December 3, 2010
			Per			Per
	Loss	Shares	share	Loss	Shares	share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Net loss	$(856,632)			$(25,776)

Basic and diluted loss per share:
Net loss available to common shareholders	$(856,632)	13,147,051	$(.07)	$(25,776)	12,647,051	$ *

* Less than $(.01) per share

Stock options which were excluded from the diluted net loss per share calculation due to their antidilutive effect are as follows:

	Three months ended
	December 2,	December 3,
	2011	2010
Common stock options:
Number of shares	1,308,875	665,375
Range of exercise prices	$.125 to $2.50	$.63 to $2.50

Note 9 Segment Information and Concentrations (Unaudited)

In accordance with ASC Topic 280 “Segment Reporting,” we operate within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment we have two sources of revenues as follows:

	Three months ended
	December 2, 2011	December 3, 2010
Product Line
Direct Broadcast Satellite	$1,261,909	$2,853,966
Service	120,673	116,381

Revenues, net	$1,382,582	$2,970,347

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concentration of revenues for the respective periods’ revenues are as follows:

	Three months ended
	December 2, 2011	December 3, 2010

Product/Service
iPump media servers	(a)	41.3%
Audio broadcast receivers	36.5%	24.3%
Private network receivers	18.2%	(a)
Network control products	15.2%	(a)

(a) less than 10% of total revenues

Products representing 10% or more of annual revenues are subject to fluctuations from quarter to quarter as new products and technologies are introduced, new product features and enhancements are added, and as customers upgrade or expand their network operations.

Revenues by geographic area are as follows:

	Three months ended
	December 2, 2011	December 3, 2010

Geographic Area
United States	$1,207,833	$1,345,232
Latin America	100,569	1,197,944
Canada	6,145	41,526
Europe	30,880	373,775
Other	37,155	11,870

Revenues, net	$1,382,582	$2,970,347

Customers representing 10% or more of the respective periods’ revenues are as follows:

	Three months ended
	December 2,	December 3,
	2011	2010
Customer 1	36.3%	22.8%
Customer 2	10.2%	(a)
Customer 3	(a)	39.3%
(a) Revenues for the period were less than 10% of total revenues.

Note 10 Commitments

We have two manufacturing and purchasing agreements for certain finished goods inventories. At December 2, 2011, outstanding purchase commitments under these agreements amounted to $946,000.

Note 11 Indemnifications

We routinely sell products with limited intellectual property indemnification included in the terms of sale or in certain contractual arrangements. The scope of these indemnities varies, but in some instances includes indemnification for costs, damages and expenses (including reasonable attorneys’ fees) finally awarded in any suit by a third party against the purchaser to the extent based upon a finding the design or manufacture of the purchased item infringes the proprietary rights of such third party. Certain requests for indemnification have been received by us pursuant to these arrangements.  (See Note 14 to our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended September 2, 2011.)

WEGENER CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

To date, there have been no findings related to these matters that our products and/or services have infringed upon the proprietary rights of others. Although it is reasonably possible a liability may be incurred in the future related to these indemnification claims, at this point, any possible range of loss cannot be reasonably estimated.

Additionally, we are obligated to indemnify our officers and the members of our Board of Directors pursuant to our bylaws and contractual indemnity agreements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 2, 2011 contained in the Company’s 2011 Annual Report on Form 10-K.

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

OVERVIEW

We believe the continued global economic downturn and resulting adverse economic and credit conditions have adversely affected our business, financial condition and results of operations in prior fiscal years and into the first quarter of fiscal 2012.

Revenues for the first quarter of fiscal 2012 decreased $1,587,000, or 53.4%, to $1,383,000 from $2,970,000 for the same period in fiscal 2011. The operating results for the three month period ended December 2, 2011, were a net loss of $(857,000) or $(0.07) per share, compared to a net loss of $(26,000) or less than $(0.01) per share, for the three month period ended December 3, 2010.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.  The audit report relating to the Consolidated Financial Statements for the year ended September 2, 2011 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. (See the Liquidity and Capital Resources section for further discussion.)

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 2, 2011 COMPARED TO THREE MONTHS ENDED DECEMBER 3, 2010

The following table sets forth, for the periods indicated, the components of our results of operations as a percentage of sales:

	Three months ended (unaudited)
	December 2, 2011	December 3, 2010
Revenues, net	100.0%	100.0%
Cost of revenues	87.6	61.1
Gross margin	12.4	38.9
Selling, general and administrative	42.7	27.0
Research and development	24.9	9.8
Operating (loss) income	(55.2)	2.1
Interest expense	(6.7)	(3.0)
Net loss	(61.9)%	(0.9)%

The operating results for the three months ended December 2, 2011, were a net loss of $(857,000) or $(0.07) per share, compared to a net loss of $(26,000) or less than $(0.01) per share, for the three month period ended December 3, 2010.

Net Revenues - Revenues for the first quarter of fiscal 2012 decreased $1,587,000, or 53.5%, to $1,383,000 from $2,970,000 for the same period in fiscal 2011.  The decrease in revenues was primarily due to customer delays in placing orders that were expected to book and ship in the first quarter of fiscal 2012.  While no assurances can be given, we believe the level of bookings we expected during the first quarter will book and ship during the remainder of fiscal 2012.  In addition, based on our view of current booking opportunities for our existing product line as well as for our hardware and software product enhancements under development, we believe bookings and revenues will increase during the remainder of fiscal 2012 which could result in an increase in fiscal 2012 revenues compared to fiscal 2011.  There can be no assurances that the Company will be able to achieve its projected level of bookings and revenues in 2012 and beyond. Revenues and order backlog are subject to the timing of significant orders from customers and remain difficult to forecast. As a result, we expect future revenue levels and operating results to continue to fluctuate from quarter to quarter.

First quarter fiscal 2012 revenues included  continued shipments of Encompass LE2 audio receivers to business music provider Muzak LLC, shipments of Unity® 550 receivers to a faith-based private network for continued network expansion and to Microspace to provide continued expansion of digital signage displays to their retail clients.

First quarter fiscal 2011 revenues included ipump® 562 enterprise media receivers for an international satellite digital signage project, ipump® 6400 media server equipment for an international health and education network and shipments of Encompass LE2 audio receivers to Muzak.

Our backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months.  WCI’s backlog was approximately $3.6 million at December 2, 2011, compared to $3.5 million at September 2, 2012, and $6.3 million at December 3, 2010.  Three customers accounted for approximately 50.7%, 16.4% and 10.0%, respectively, of the backlog at December 2, 2011.  Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2012 and beyond.  Approximately $2.5 million of the December 2, 2011 backlog is scheduled to ship during fiscal 2012.

Gross Profit Margin – The Company’s gross profit margin percentages were 12.4% for the three month period ended December 2, 2011, compared to 38.9% for the three month period ended December 3, 2010. Gross profit margin dollars decreased $984,000 for the three month period ended December 2, 2011 compared to the same period ended December 3, 2010.  The decreases in margin percentages and dollars were mainly due to the decrease in revenues which resulted in higher unit fixed overhead costs.

Cost of revenues in the first quarter of fiscal 2012 included capitalized software amortization expense of $228,000 compared to $224,000 for the same period of fiscal 2011. Inventory reserve and warranty provisions included in cost of revenues were $15,000 and none, respectively, in the first quarter of fiscal 2012, compared to $35,000 and $20,000, respectively, in the same period of fiscal 2011.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses decreased $210,000, or 26.2%, to $591,000 in the first quarter of fiscal 2012 from $801,000 in the first quarter of fiscal 2011.  Corporate SG&A expenses in the first quarter of fiscal 2012 decreased $5,000, or 4.6%, to $103,000 from $108,000 in same period of fiscal 2011.  WCI’s SG&A expenses decreased $206,000, or 29.7%, to $487,000 in the first quarter of fiscal 2012 from $693,000 in the same period of fiscal 2011. Decreases in WCI’s SG&A expenses included (i) salaries and related payroll costs of $89,000 due to a reduction in headcount and severance costs; (ii) general overhead costs of $32,000 due to cost reduction efforts of overhead expenses; (iii) in-house commission expense of $31,000 due to a decrease in bookings; (iv) professional fees of $7,000 and (v) bad debt expense of $55,000.  These decreases were offset by an increase in marketing expenses of $8,000.  As a percentage of revenues, SG&A expenses were 42.7% for the three month period ended December 2, 2011, compared to 27.0% for the same period ended December 3, 2010.

Research and Development - Research and development expenditures, including capitalized software development costs, were $563,000 or 40.7% of revenues in the first quarter of fiscal 2012, compared to $514,000 or 17.3% of revenues for the same period of fiscal 2011.  The increase in expenditures in the first quarter of fiscal 2012 compared to the same period of fiscal 2011 was mainly due to increases in salaries as a result of an increase in average head count, consulting expenses and proto-type parts expenses.  Capitalized software development costs amounted to $219,000 in the first quarter of fiscal 2012 compared to $222,000 in the first quarter of fiscal 2011. First quarter capitalized software development expenditures were primarily for the continued development of our iPump® media servers and Compel® Network Control products.  Research and development expenses, excluding capitalized software development costs, were $344,000 or 24.9% of revenues in the first quarter of fiscal 2012 compared to $292,000 or 9.8% of revenues in the same period of fiscal 2011.

Interest Expense - Interest expense increased $5,000 to $93,000 in the first quarter of fiscal 2012 from $88,000 in the same period in fiscal 2011.  The increase was primarily due to an increase in the average outstanding line of credit balance in the first quarter of fiscal 2012 compared to fiscal 2011.

Income Tax Expense - For the three months ended December 2, 2011, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance.  The valuation allowance increased $308,000 in the first quarter of fiscal 2012.  At December 2, 2011, net deferred tax assets of $8,286,000 were fully reserved by a valuation allowance.  At December 2, 2011, we had a federal net operating loss carryforward of approximately $16,587,000, which expires beginning fiscal 2021 through fiscal 2032.  Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
THREE MONTHS ENDED DECEMBER 2, 2011

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $22,588,000 at December 2, 2011.  We had working capital deficits of approximately $5,237,000 at December 2, 2011 compared to $4,441,000 at September 2, 2011.

During the first quarter of fiscal 2012, bookings were approximately $900,000 compared to $3.2 million in the same period of fiscal 2011. During fiscal 2011, bookings were $6.5 million.  These bookings were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions.

Our bookings and revenues to date in fiscal 2012 and during the prior fiscal year have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations.  In addition, significant fiscal 2012 shippable bookings are currently required to meet our quarterly financial and cash flow projections for the remainder of fiscal 2012.

Our cash flow requirements during the first quarter of fiscal 2012 were financed by our working capital as the outstanding balance of our loan facility was at the maximum limit of $4,250,000 throughout the first quarter of fiscal 2012.  At January 6, 2012, the outstanding balance on the line of credit remained at the maximum limit of $4,250,000 and our cash balances were approximately $405,000.

With our line of credit currently at the maximum limit, our very near term liquidity is dependent on our working capital and primarily on the timely collection of accounts receivable balances and conversion of inventory into receivable balances.  Our low level of bookings has lengthened the cycle of conversion of inventory into receivable balances and then into cash balances.

During prior fiscal years and continuing to date, due to insufficient cash flow from operations and borrowing limitations under our loan facility, we negotiated extended payment terms with our two offshore vendors and have been extending other vendors well beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided.  In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed.  Any interruption of services or materials or initiation of legal means to collect balances owed would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

Our ability to continue as a going concern is dependent on generating sufficient new orders and revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of new orders in the near term to provide adequate levels of cash flow from operations.  Should we be unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing loan facility. We currently have limited sources of capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. If near term shippable bookings are insufficient to provide adequate levels of near term liquidity and any required additional capital or borrowings are unavailable, we will likely be forced to enter into federal bankruptcy proceedings.

Financing Agreements

WCI’s revolving line of credit (“loan facility”), amended and effective October 8, 2009, is provided by The David E. Chymiak Trust Dated December 15, 1999 (the “Trust”). The Trust is controlled by David E. Chymiak who is a beneficial owner of approximately 8.5% of our outstanding common stock.  The loan facility provides a maximum credit limit of $4,250,000 excluding any accrued unpaid interest and bears interest at the rate of eight percent (8.0%) per annum.  At December 2, 2011, the outstanding balance on the loan facility was at the maximum credit limit of $4,250,000 and accrued unpaid interest amounted to approximately $857,000.  At January 6, 2012, the outstanding balance on the line of credit remained at $4,250,000.  All principal and interest shall be payable in U.S. dollars or, upon mutual agreement of the parties decided in good faith at the time payment is due, other good and valuable consideration.  The loan facility is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.

The loan facility matures on April 7, 2012, and automatically renews for successive twelve (12) month periods provided, however, the Trust may terminate the facility by providing a ninety (90) day written notice of termination at any time prior to the April 7, 2012 maturity date.  Principal and interest shall be payable upon the earlier of the maturity date, an event of default as provided by the loan facility, or 90 days following the date on which the Trust provides written notice to terminate the agreement.  In the event of a ninety day notice of termination of our loan facility, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan.  There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

Under the terms of the loan facility’s debt covenants we are required to retain certain executive officers and we are precluded from paying dividends. At December 2, 2011, we were in compliance with the debt covenants.

Cash Flows

During the first quarter of fiscal 2012, operating activities provided $721,000 of cash.  Net loss adjusted for expense provisions and depreciation and amortization (before working capital changes) used cash of $561,000, while changes in accounts receivable, deferred revenue and customer deposit balances provided $1,383,000 of cash.  Changes in accounts payable and accrued expenses also provided $108,000 of cash, while changes in inventories and other assets used $209,000 of cash.  Cash used by investing activities was $220,000, which consisted of capitalized software additions of $219,000 and equipment additions of $1,000. No cash was provided or used by financing activities.

At December 2, 2011, our net inventory balances were $1,744,000  compared to $1,530,000 at September 2, 2011.  We will need to increase inventory purchases in subsequent quarters in order to have sufficient inventory balances to support anticipated revenue levels in fiscal 2012 and beyond.  A substantial portion of future inventory purchases will be with offshore suppliers whom we have been paying under extended payment terms and credit limits which are beyond normal payment terms and credit limits.  During the first quarter of fiscal 2012, an offshore vendor’s outstanding accounts payable balance, plus amounts of scheduled deliveries subsequent to December 2, 2011, under our open purchase commitments, exceeded our current credit limit. As a result, we were required to make accelerated payments in the amounts of $127,000 in November, $339,000 in December and $216,000 in January.  Under our extended payment term arrangement, these payments would have been made during the remaining three quarters of fiscal 2012.  In order to have sufficient liquidity available for future inventory purchases it is likely we will need continued and possible additional credit limits as well as continued extended payment terms from offshore and domestic suppliers; increased customer deposits from future bookings; additional borrowing capacity and/or additional capital.  No assurances may be given that we will be able to generate sufficient liquidity from these or other sources that may be required to support future inventory purchases.

With our credit line at the maximum limit of $4,250,000, our near term cash flow requirements will likely be dependent on our ability to manage our working capital as well as generate additional bookings.  During the first quarter of fiscal 2012, a significant source of our cash flow from operations came from customer deposits, primarily from one customer’s order prepayment in the amount of $648,000.  In exchange for the prepayment, we offered a price discount of approximately $37,000. In addition, in the first quarter of fiscal 2012, we offered 2% 10 net 30 day terms to one customer related to its December 2, 2011 receivable balance.  Subsequent to December 2, 2011, approximately $343,000 was received utilizing the discounted payment terms.  We expect to continue to pursue customer deposits on larger new orders and offer early payment discounts to larger customer receivable balances. No assurance may be given that we will be successful in these efforts.

Contractual Obligations

We have two manufacturing and purchasing agreements for certain finished goods inventories. At December 2, 2011, outstanding purchase commitments under these agreements amounted to $946,000.

The Company’s long-term contractual obligations as of December 2, 2011 consisted of:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016
Operating leases	$77,000	$49,000	$28,000	$-
Line of credit-related party	4,250,000	4,250,000	-	-
Purchase commitments	946,000	946,000	-	-

Total	$5,273,000	$5,245,000	$28,000	$-

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

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions).  In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations by the Company exist.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. No bill and hold transactions were recorded in the first quarter of fiscal 2012.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market.  Inventories include the cost of raw materials, labor and manufacturing overhead.  We make inventory reserve provisions for slow moving, excess or obsolete inventories as necessary to properly reflect inventory value.  Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional slow moving, excess or obsolete inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions.  At December 2, 2011, inventories, net of reserve provisions, amounted to $1,744,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility.  Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product.  Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenue or reduced economic lives, which could result in additional amortization expense or write-offs.  At December 2, 2011, capitalized software costs, net of accumulated amortization, amounted to $1,279,000.

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

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized.  Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. At December 2, 2011, deferred tax assets in the amount of $8,286,000 were fully reserved by a valuation allowance. For the three months ended December 2, 2011, the valuation allowance was increased by $308,000.

Accounts Receivable Valuation – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.  At December 2, 2011, accounts receivable, net of allowances for doubtful accounts, amounted to $1,299,000.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (December 2, 2011).  Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.    RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our Common Stock. Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended September 2, 2011, includes a detailed discussion of these factors which have not changed materially from those included in the Form 10-K.

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

As of January 6, 2012, a registration statement for the 2010 Incentive Plan has not been filed, although the Company expects to file a Form S-8 Registration Statement. Therefore, all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

WEGENER CORPORATION

(Registrant)

Date: January 13, 2012	By:	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2012	By:	/s/ James Traicoff
James Traicoff
Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)