Form 10-Q
period 2012-03-02
WEGENER CORP
filed 2012-04-16
CIK 715073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	13,147,051 Shares
Class	Outstanding at March 30, 2012

WEGENER CORPORATION AND SUBSIDIARY

Form 10-Q For the Quarter Ended March 2, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Wegener™ Corporation (the “Company”, “Wegener”, “we”, “our” or “us”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated statements of operations for the three and six months ended March 2, 2012, and March 4, 2011; the consolidated balance sheet as of March 2, 2012; the consolidated statements of capital deficit for the six months ended March 2, 2012, and March 4, 2011; and the consolidated statements of cash flows for the six months ended March 2, 2012, and March 4, 2011, have been prepared without audit. The consolidated balance sheet as of September 2, 2011 has been audited by independent registered public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 2, 2011, File No. 0-11003. These consolidated financial statements include the accounts of Wegener Communications, Inc. (WCI), our wholly-owned subsidiary.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	March 2, 2012	March 4, 2011	March 2, 2012	March 4, 2011

Revenues, net	$2,368,844	$1,432,800	$3,751,426	$4,403,147

Operating costs and expenses
Cost of products sold	1,607,281	1,139,617	2,818,492	2,955,006
Selling, general and administrative	643,522	869,323	1,234,195	1,670,720
Research and development	394,625	303,152	738,819	594,949

Operating costs and expenses	2,645,428	2,312,092	4,791,506	5,220,675

Operating loss	(276,584)	(879,292)	(1,040,080)	(817,528)
Interest expense	(87,118)	(91,292)	(180,254)	(178,832)

Net loss	$(363,702)	$(970,584)	$(1,220,334)	$(996,360)

Net loss per share:
Basic and diluted	$(0.03)	$(0.07)	$(0.09)	$(0.08)

Shares used in per share calculation
Basic and diluted	13,147,051	13,136,062	13,147,051	12,891,556

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 2, 2012 (Unaudited)	September 2, 2011
Assets

Current assets
Cash	$69,638	$475,548
Accounts receivable, net	1,270,044	2,056,339
Inventories, net	1,713,506	1,530,366
Other	148,020	268,092

Total current assets	3,201,208	4,330,345

Property and equipment, net	1,392,916	1,469,206
Capitalized software costs, net	1,263,754	1,287,638
Other assets	177,068	197,400

Total assets	$6,034,946	$7,284,589

Liabilities and Capital Deficit

Current liabilities
Line of credit-related party	$4,250,000	$4,250,000
Accounts payable	1,578,983	1,813,493
Accrued expenses	2,228,991	2,069,636
Deferred revenue	484,116	401,480
Customer deposits	200,414	237,204

Total current liabilities	8,742,504	8,771,813

Commitments and contingencies

Capital deficit
Preferred stock, $20.00 par value; 250,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 and 30,000,000 shares authorized; 13,147,051 shares issued and outstanding	131,471	131,471
Additional paid-in capital	20,112,577	20,112,577
Accumulated deficit	(22,951,606)	(21,731,272)

Total capital deficit	(2,707,558)	(1,487,224)

Total liabilities and capital deficit	$6,034,946	$7,284,589

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance at September 3, 2010	12,647,051	$126,471	$20,006,702	$(20,264,861)
Common stock awards	500,000	5,000	57,500	-
Share-based compensation	-	-	48,375	-
Net loss for the six months	-	-	-	(996,360)
BALANCE at March 4, 2011	13,147,051	$131,471	$20,112,577	$(21,261,221)

Balance at September 2, 2011	13,147,051	$131,471	$20,112,577	$(21,731,272)
Net loss for the six months	-	-	-	(1,220,334)
BALANCE at March 2, 2012	13,147,051	$131,471	$20,112,577	$(22,951,606)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	March 2, 2012	March 4, 2011

Cash flows from operating activities
Net loss	$(1,220,334)	$(996,360)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	563,201	552,727
Share-based compensation expense	-	110,875
Increase in provision for bad debts	15,000	75,000
Increase in provision for inventory reserves	40,000	60,000
Increase in provision for warranty reserves	24,900	72,000
Changes in assets and liabilities
Accounts receivable	771,295	(560,326)
Inventories	(223,140)	964,141
Other assets	120,072	(77,457)
Accounts payable	(234,510)	(239,973)
Accrued expenses	134,454	212,203
Deferred revenue	82,636	(33,014)
Customer deposits	(36,790)	103,819

Net cash provided by operating activities	36,784	243,635

Cash flows from investing activities
Property and equipment expenditures	(9,145)	(5,021)
Capitalized software additions	(433,549)	(447,048)

Net cash used for investing activities	(442,694)	(452,069)

Cash flows from financing activities
Change in borrowings under revolving line of credit	-	400,000

Net cash provided by financing activities	-	400,000

(Decrease) increase in cash	(405,910)	191,566
Cash, beginning of period	475,548	231,091

Cash, end of period	$69,638	$422,657

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,262	$8,694

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

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $22,952,000 at March 2, 2012. We had a working capital deficit of approximately $5,541,000 at March 2, 2012 compared to $4,441,000 at September 2, 2011.

Our backlog scheduled to ship within eighteen months was approximately $2.6 million at March 2, 2012, compared to $3.5 million at September 2, 2011, and $5.9 million at March 4, 2011. Approximately $778,000 of the March 2, 2012 backlog is scheduled to ship during the third quarter of fiscal 2012 and approximately $586,000 during the fourth quarter of fiscal 2012.

Our bookings and revenues to date in fiscal 2012 and during the prior fiscal year have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the first and second quarters of fiscal 2012 bookings were approximately $900,000 and $987,000, respectively, compared to $3.2 million and $700,000, respectively, in the same periods of fiscal 2011. During all of fiscal year 2011 bookings were $6.4 million. These bookings were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions. Subsequent to March 2, 2012, additional bookings through April 6, 2012, were approximately $298,000 all of which are scheduled to ship during the third and fourth quarters of fiscal 2012. The amount of orders scheduled to ship during the third and fourth quarters of fiscal 2012 from the March 2, 2012 backlog, along with bookings subsequent to March 2, 2012, are insufficient to provide adequate levels of liquidity during those periods. Significant fiscal 2012 shippable bookings are currently required to meet our quarterly financial and cash flow projections for the remainder of fiscal 2012. There can be no assurances that the Company will be able to achieve its projected level of bookings and revenues in 2012 and beyond.

Our ability to continue as a going concern is dependent on generating sufficient new orders and revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of new orders in the near term to provide adequate levels of cash flow from operations. Should we be unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing loan facility. We currently have limited sources of capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. If near term shippable bookings are insufficient to provide adequate levels of near term liquidity and any required additional capital or borrowings are unavailable, we will likely be forced to significantly curtail or restructure our operations during the remainder of fiscal 2012 and beyond, which would have a material adverse effect on our ability to continue as a going concern and as a result may require the Company to enter into bankruptcy proceedings or cease operations.

Our cash flow requirements during the first six months of fiscal 2012 were financed by our working capital as the outstanding balance of our loan facility was at the maximum limit of $4,250,000 throughout the first six months of fiscal 2012. At April 6, 2012, the outstanding balance on the line of credit remained at the maximum limit of $4,250,000 and our cash balances were approximately $263,000. With our line of credit currently at the maximum limit, our very near term liquidity is dependent on our working capital and booking sufficient levels of near term shippable orders to provide adequate levels of operating cash.

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

Fiscal Year

We use a fifty-two, fifty-three week year. The fiscal year ends on the Friday closest to August 31. The first six months of fiscal years 2012 and 2011 both contained twenty-six weeks. Fiscal years 2012 and 2011 contain fifty-two weeks.

Note 3 Accounts Receivable

Accounts receivable are summarized as follows:

	March 2, 2012 (Unaudited)	September 2, 2011

Accounts receivable – trade	$1,550,085	$2,321,372

Less: allowance for doubtful accounts	(280,041)	(265,033)

Accounts receivable, net	$1,270,044	$2,056,339

Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2012 and beyond (see Note 9). At March 2, 2012, four customers accounted for approximately 28.6%, 21.3%, 16.1% and 10.7%, respectively, of our accounts receivable. At September 2, 2011, four customers accounted for approximately 28.1%, 15.5%, 14.0% and 10.1%, respectively, of our accounts receivable.

Note 4 Inventories

Inventories are summarized as follows:

	March 2,
	2012	September 2,
	(Unaudited)	2011

Raw materials	$2,440,206	$2,317,852
Work-in-process	650,455	649,384
Finished goods	2,481,425	2,450,746
	5,572,086	5,417,982

Less inventory reserves	(3,858,580)	(3,887,616)

Inventories, net	$1,713,506	$1,530,366

Our inventory reserve is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional slow moving, excess or obsolete inventory that is unsaleable or saleable at reduced prices.

WEGENER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 Accrued Expenses

Accrued expenses consist of the following:

	March 2, 2012 (Unaudited)	September 2, 2011

Vacation	$572,176	$573,212
Interest	946,581	777,589
Payroll and related expenses	104,394	109,889
Royalties	220,574	194,671
Warranty	147,538	122,638
Taxes and insurance	51,266	34,757
Commissions	34,279	31,529
Professional fees	119,234	195,476
Other	32,949	29,875

	$2,228,991	$2,069,636

Note 6 Finance Arrangements

Revolving Line of Credit

Our revolving line of credit (“loan facility”), amended and effective October 8, 2009, is provided by The David E. Chymiak Trust Dated December 15, 1999 (the “Trust”). The Trust is controlled by David E. Chymiak who is a beneficial owner of approximately 8.5% of our outstanding common stock. The loan facility provides a maximum credit limit of $4,250,000 excluding any accrued unpaid interest and bears interest at the rate of eight percent (8.0%) per annum. At March 2, 2012, the outstanding balance on the loan facility was at the maximum credit limit of $4,250,000 and accrued unpaid interest amounted to approximately $943,000. At April 6, 2012, the outstanding balance on the line of credit remained at $4,250,000. The loan facility is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.

The loan facility matured on April 7, 2012, and automatically renews for successive twelve (12) month periods provided, however, the Trust may terminate the loan facility by providing a ninety (90) day written notice of termination at any time subsequent to April 7, 2012. Principal and interest shall be payable upon the earlier of the maturity date, an event of default as provided by the loan facility, or 90 days following the date on which the Trust provides written notice to terminate the agreement. In the event of a ninety day notice of termination of our loan facility, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

Under the terms of the facility’s debt covenants we are required to retain certain executive officers and we are precluded from paying dividends. At March 2, 2012, we were in compliance with the debt covenants.

Note 7 Income Taxes

For the six months ended March 2, 2012, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $439,000 in the first six months of fiscal 2012. At March 2, 2012, net deferred tax assets of $8,417,000 were fully reserved by a valuation allowance.

At March 2, 2012, we had a federal net operating loss carryforward of approximately $16,839,000, which expires beginning fiscal 2021 through fiscal 2032. Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

WEGENER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 Share-Based Compensation Plans

During the six months ended March 2, 2012, stock options for 228,375 shares of common stock, granted under the 1998 Incentive Plan, at an exercise price of $1.00 per share were forfeited. At March 2, 2012, stock options for 1,080,500 shares of common stock granted under all Incentive Plans remained outstanding. Exercise prices range from $.125 to $2.50 per share.

Note 9 Earnings Per Share

Basic and diluted net loss per share was computed in accordance with ASC Topic 260 “Earnings Per Share.” Basic net loss per share is computed by dividing net loss (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Because the Company reported a net loss in the second quarter and first six months of fiscal 2012 and fiscal 2011, common stock equivalents, which consisted of stock options, were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

	Three months ended
	March 2, 2012			March 4, 2011
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount

Net loss	$(363,702)			$(970,584)

Basic and diluted loss per share:
Net loss available to common shareholders	$(363,702)	13,147,051	$(0.03)	$(970,584)	3,136,062	$(0.07)

	Six months ended
	March 2, 2012			March 4, 2011
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount

Net loss	$(1,220,334)			$(996,360)

Basic and diluted loss per share:
Net loss available to common shareholders	$(1,220,334)	13,147,051	$(0. 09)	$(996,360)	12,891,556	$(0. 08)

Stock options excluded from the diluted net loss per share calculation due to their anti-dilutive effect are as follows:

	Three months ended		Six months ended
	March 2,	March 4,	March 2,	March 4,
	2012	2011	2012	2011
Common stock options:
Number of shares	1,080,500	1,325,075	1,080,500	1,325,075
Exercise price	$.125 to $2.50	$.125 to $2.50	$.125 to $2.50	$.125 to $2.50

Note 10 Segment Information and Concentrations

In accordance with ASC Topic 280 “Segment Reporting,” we operate within a single reportable segment, the manufacture and sale of satellite communications equipment.

WEGENER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In this single operating segment we have two sources of revenues as follows:

	Three months ended		Six months ended
	March 2,	March 4,	March 2,	March 4,
	2012	2011	2012	2011

Product Line
Direct Broadcast Satellite	$2,247,499	$1,352,822	$3,509,408	$4,206,788
Service	121,345	79,978	242,018	196,359

	$2,368,844	$1,432,800	$3,751,426	$4,403,147

Concentration of revenues for the respective periods’ revenues are as follows:

	Three months ended		Six months ended
	March 2, 2012	March 4, 2011	March 2, 2012	March 4, 2011

Product
iPump Media Servers	20.2%	(a)	15.3%	20.9%
Professional video receivers	(a)	(a)	(a)	21.7%
Enterprise media receivers	16.8%	(a)	17.3%	10.1%
Network control software products	(a)	(a)	(a)	12.5%
Audio broadcast receivers	26.9%	37.3%	30.4%	31.4%
Product service repairs	(a)	(a)	(a)	(a)
Extended maintenance contracts	(a)	16.6%	11.3%	10.7%

(a) Revenues for the period were less than 10% of total revenues.

Products representing 10% or more of annual revenues are subject to fluctuations from quarter to quarter as new products and technologies are introduced, new product features and enhancements are added and as customers upgrade or expand their network operations.

Revenues by geographic area are as follows:

	Three months ended		Six months ended
	March 2, 2012	March 4, 2011	March 2, 2012	March 4, 2011

Geographic Area
United States	$1,520,987	$1,279,441	$2,728,820	$2,624,673
Latin America	701,018	77,030	801,587	1,274,974
Canada	15,518	7,912	21,663	49,438
Europe	62,339	41,894	93,219	415,669
Other	68,982	26,523	106,137	38,393

	$2,368,844	$1,432,800	$3,751,426	$4,403,147

All of the Company’s long-lived assets are located in the United States.

WEGENER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Customers representing 10% or more of the respective periods’ revenues are as follows:

	Three months ended		Six months ended
	March 4, 2011	March 4, 2011	March 4, 2011	March 4, 2011

Customer 1	25.0%	36.7%	29.2%	27.3%
Customer 2	15.7%	(a)	13.2%	(a)
Customer 3	22.9%	(a)	15.4%	(a)
Customer 4	(a)	10.1%	(a)	(a)
Customer 5	(a)	(a)	(a)	27.9%

(a) Revenues for the period were less than 10% of total revenues.

Note 11 Commitments

We have two manufacturing and purchasing agreements for certain finished goods inventories. At March 2, 2012, outstanding purchase commitments under these agreements amounted to $324,000.

Note 12 Indemnifications

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

OVERVIEW

We believe the continued global economic downturn and resulting adverse economic and credit conditions have adversely affected our business, financial condition and results of operations in prior fiscal years and into the first six months of fiscal 2012.

Revenues for the three months ended March 2, 2012, increased $936,000 or 65.3% to $2,369,000 from $1,433,000 for the same period in fiscal 2011. Revenues for the six months ended March 2, 2012 decreased $652,000 or 14.8% to $3,751,000 from $4,403,000 for the same period in fiscal 2011. The operating results for the three and six months ended March 2, 2012 were a net loss of $(364,000) or $(0.03) per share and a net loss of $(1,220,000) or $(0.09) per share, respectively, compared to a net loss of $(971,000) or $(0.07) per share and a net loss of $(996,000) or $(0.08) per share, respectively, for the three and six months ended March 4, 2011.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The audit report relating to the Consolidated Financial Statements for the years ended September 2, 2011 contained explanatory paragraphs regarding the Company’s ability to continue as a going concern. (See the Liquidity and Capital Resources section for further discussion.)

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 2, 2012 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 4, 2011

The following table sets forth, for the periods indicated, the components of our results of operations as a percentage of net revenues:

	Three months ended		Six months ended
	March 2,	March 4,	March 2,	March 4,
	2012	2011	2012	2011
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of products sold	67.8	79.5	75.1	67.1
Gross profit margin	32.2	20.5	24.9	32.9
Selling, general and administrative	27.2	60.7	32.9	37.9
Research and development	16.7	21.2	19.7	13.5
Operating loss	(11.7)	(61.4)	(27.7)	(18.6)
Interest expense	(3.7)	(6.4)	(4.8)	(4.1)
Net loss	(15.4)%	(67.8)%	(32.5)%	(22.7)%

The operating results for the three and six months ended March 2, 2012 were a net loss of $(364,000) or $(0.03) per share and a net loss of $(1,220,000) or $(0.09) per share, respectively, compared to a net loss of $(971,000) or $(0.07) per share and a net loss of $(996,000) or $(0.08) per share, respectively, for the three and six months ended March 4, 2011. The second quarter and first six month operating results of fiscal 2011 included non-cash share-based compensation expenses of approximately $111,000 for stock option and restricted stock awards and cash tax reimbursement expenses of approximately $32,000 compared to none in the same periods of fiscal 2012.

Revenues - Revenues for the three months ended March 2, 2012, increased $936,000 or 65.3% to $2,369,000 from $1,433,000 for the same period in fiscal 2011. Revenues for the six months ended March 2, 2012 decreased $652,000 or 14.8% to $3,751,000 from $4,403,000 for the same period in fiscal 2011.

The decrease in revenues in the first six months of fiscal 2012 was primarily due to customer delays in placing orders that were expected to book and ship. Revenues and order backlog are subject to the timing of significant orders from customers and remain difficult to forecast. As a result, we expect future revenue levels and operating results to continue to fluctuate from quarter to quarter.

Fiscal 2012 second quarter and first six month revenues included shipments of Encompass LE2 audio receivers to business music provider Muzak LLC, shipments of Unity® 550 receivers to a faith-based private network for continued network expansion and ipump® 6400 media server equipment to Comtelsat.

Fiscal 2011 second quarter revenues included continued shipments of Encompass LE2 audio receivers to Muzak LLC, and shipments of Nave IIc® encoders. Revenues for the first six months of fiscal 2011 included ipump® 562 enterprise media receivers for an international satellite digital signage project, ipump® 6400 media server equipment for an international health and education network as well as continued shipments of Encompass LE2 audio receivers to Muzak LLC.

For the three months ended March 2, 2012, three customers accounted for 25.0%, 22.9% and 15.7% of revenues, respectively. For the six months ended March 2, 2012, these same customers accounted for 29.2%, 15.4% and 13.2% of revenues, respectively. For the three months ended March 4, 2011, two customers accounted for 36.7% and 10.1% of revenues, respectively. For the six months ended March 4, 2011, one of these customers accounted for 27.3% of revenues and one other customer accounted for 27.9% of revenues. Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2012 and beyond.

Our backlog is comprised of undelivered, firm customer orders which are scheduled to ship within eighteen months. The backlog was approximately $2.6 million at March 2, 2012 compared to $3.5 million at September 2, 2011, and $5.9 million at March 4, 2011. Three customers accounted for approximately 47.5%, 14.5% and 12.1%, respectively, of the backlog at March 2, 2012. Approximately $778,000 of the March 2, 2012 backlog is scheduled to ship during the third quarter of fiscal 2012 and approximately $586,000 during the fourth quarter of fiscal 2012.

Gross Profit Margin - The Company's gross profit margin percentages were 32.2% and 24.9% for the three and six month periods ended March 2, 2012, compared to 20.5% and 32.9 % for the three and six month periods ended March 4, 2011. Gross profit margin dollars increased $468,000 for the three months ended March 2, 2012, compared to the same period in fiscal 2011. The increases in margin percentages and dollars were mainly due to the increase in revenues which resulted in lower unit fixed costs. For the first six months of fiscal 2012 gross profit margin dollars decreased $515,000 compared to the same period in fiscal 2011. The decreases in margin percentages and dollars were mainly due to the lower revenues resulting in higher unit fixed costs and a product mix with higher material costs.

Cost of products sold in the second quarter and first six months of fiscal 2012 included inventory reserve charges of $25,000 and $40,000, respectively, compared to $25,000 and $60,000, respectively, for the same periods in fiscal 2011. Warranty provisions included in cost of products sold in the second quarter and first six months of fiscal 2012 were $25,000 for both periods compared to $52,000 and $72,000, respectively, in the same periods of fiscal 2011. Capitalized software amortization expenses included in cost of products sold for the three and six months ended March 2, 2012, were $229,000 and $457,000, respectively, compared to $207,000 and $431,000, respectively, for the same periods in fiscal 2011.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses decreased $225,000, or 26.0%, to $644,000 for the three months ended March 2, 2012, from $869,000 for the three months ended March 4, 2011. For the six months ended March 2, 2012, SG&A expenses decreased $437,000, or 26.1%, to $1,234,000 from $1,671,000 for the same period ended March 4, 2011. Corporate SG&A expenses in the second quarter of fiscal 2012 decreased $169,000, or 62.0%, to $103,000 from $272,000 for the same period in fiscal 2011. For the six months ended March 2, 2012, corporate SG&A expenses decreased $173,000, or 45.6%, to $207,000 from $380,000 in the same period in fiscal 2011. Corporate SG&A expenses in the three and six months ended March 4, 2011 included non-cash share-based compensation expenses of approximately $111,000 for stock option and restricted stock awards compared to none in the same periods of fiscal 2012. In addition professional fees decreased $48,000 and $49,000 for the three and six months ended March 2, 2012, respectively. WCI’s SG&A expenses for the three months ended March 2, 2012 decreased $57,000, or 9.6%, to $540,000 from $597,000 and for the six months ended March 2, 2012, decreased $263,000, or 20.4%, to $1,027,000 from $1,290,000 compared to the same periods in fiscal 2011. Decreases in WCI’s SG&A expenses for the three months ended March 2, 2012 included (i) salaries and related payroll costs of $55,000 due to a reduction in headcount and severance costs; (ii) general overhead costs of $28,000 due to cost reduction efforts of overhead expenses and (iii) bad debt expense of $5,000. These decreases were offset by increases in marketing expenses of $15,000 primarily for digital signage products and in-house commission expense of $11,000 due to the increase in revenues in the second quarter of fiscal 2012 compared to fiscal 2011. For the first six months of fiscal 2012 decreases in SG&A expenses included (i) salaries and related payroll costs of $144,000 due to the reduction in headcount and severance costs; (ii) general overhead costs of $62,000 due to the cost reduction efforts of overhead expenses; (iii) bad debt expense of $60,000 and (iv) in-house commission expense of $20,000 due to the low level of bookings in the first six months of fiscal 2012. These decreases were offset by an increase in marketing expenses of $47,000 primarily for digital signage products. As a percentage of revenues, SG&A expenses were 27.2% and 32.9% for the three and six month periods ended March 2, 2012, compared to 60.7% and 37.9% in the same periods in fiscal 2011.

Research and Development - Research and development (R&D) expenditures, including capitalized software development costs, increased $81,000, or 15.5%, to $609,000 for the three months ended March 2, 2012, from $528,000 for the three months ended March 4, 2011. For the six months ended March 2, 2012, R&D expenditures increased $130,000, or 12.5%, to $1,172,000 from $1,042,000 for the same period in fiscal 2011. The increase in expenditures in the second quarter and first six months of fiscal 2012 compared to the same period of fiscal 2011 was mainly due to increases in consulting expenses, proto-type parts expenses and salaries and related personnel costs. Capitalized software development costs amounted to $215,000 and $434,000 for the second quarter and first six months of fiscal 2012, respectively, compared to $224,000 and $447,000 for the same periods in fiscal 2011, respectively. R&D expenses, excluding capitalized software expenditures, were $395,000, or 16.7% of revenues, and $739,000, or 19.7% of revenues, for the three and six months ended March 2, 2012, compared to $303,000, or 21.2% of revenues, and $595,000, or 13.5%, of revenues, in the same periods of fiscal 2011.

Interest Expense - Interest expense decreased $4,000 to $87,000 for the three months ended March 2, 2012, from $91,000 for the three months ended March 4, 2011. For the six months ended March 2, 2012, interest expense decreased $1,000 to $180,000 from $179,000 for the same period ended March 4, 2011.

Income Tax Expenses - For the six months ended March 2, 2012, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $439,000 in the first six months of fiscal 2012. At March 2, 2012, net deferred tax assets of $8,417,000 were fully reserved by a valuation allowance. At March 2, 2012, we had a federal net operating loss carryforward of approximately $16,839,000, which expires beginning fiscal 2021 through fiscal 2032. Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $22,952,000 at March 2, 2012. We had a working capital deficit of approximately $5,541,000 at March 2, 2012 compared to $4,441,000 at September 2, 2011.

Our bookings and revenues to date in fiscal 2012 and during the prior fiscal year have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the first and second quarters of fiscal 2012 bookings were approximately $900,000 and $987,000, respectively, compared to $3.2 million and $700,000, respectively, in the same periods of fiscal 2011. Fiscal 2011 bookings were $6.4 million. These bookings were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions. Subsequent to March 2, 2012, additional bookings through April 6, 2012, were approximately $298,000 all of which are scheduled to ship during the third and fourth quarters of fiscal 2012. The amount of orders scheduled to ship during the third and fourth quarters of fiscal 2012 from the March 2, 2012 backlog, along with bookings subsequent to March 2, 2012, are insufficient to provide adequate levels of liquidity during those periods. Significant fiscal 2012 shippable bookings are currently required to meet our quarterly financial and cash flow projections for the remainder of fiscal 2012.

Our ability to continue as a going concern is dependent on generating sufficient new orders and revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of new orders in the near term to provide adequate levels of cash flow from operations. Should we be unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing loan facility. We currently have limited sources of capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. If near term shippable bookings are insufficient to provide adequate levels of near term liquidity and any required additional capital or borrowings are unavailable, we will likely be forced to significantly curtail or restructure our operations during the remainder of fiscal 2012 and beyond, which would have a material adverse effect on our ability to continue as a going concern and as a result may require the Company to enter into bankruptcy proceedings or cease operations.

Our cash flow requirements during the first six months of fiscal 2012 were financed by our working capital as the outstanding balance of our loan facility was at the maximum limit of $4,250,000 throughout the first six months of fiscal 2012. At April 6, 2012, the outstanding balance on the line of credit remained at the maximum limit of $4,250,000 and our cash balances were approximately $263,000. With our line of credit currently at the maximum limit, our very near term liquidity is dependent on our working capital and booking sufficient levels of near term shippable orders to provide adequate levels of operating cash.

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

Financing Agreements

WCI’s revolving line of credit (“loan facility”), amended and effective October 8, 2009, is provided by The David E. Chymiak Trust Dated December 15, 1999 (the “Trust”). The Trust is controlled by David E. Chymiak who is a beneficial owner of approximately 8.5% of our outstanding common stock. The loan facility provides a maximum credit limit of $4,250,000 excluding any accrued unpaid interest and bears interest at the rate of eight percent (8.0%) per annum. At March 2, 2012, the outstanding balance on the loan facility was at the maximum credit limit of $4,250,000 and accrued unpaid interest amounted to approximately $943,000. At April 6, 2012, the outstanding balance on the line of credit remained at $4,250,000. All principal and interest shall be payable in U.S. dollars or, upon mutual agreement of the parties decided in good faith at the time payment is due, other good and valuable consideration. The loan facility is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.

The loan facility matured on April 7, 2012, and automatically renews for successive twelve (12) month periods provided, however, the Trust may terminate the facility by providing a ninety (90) day written notice of termination at any time. Principal and interest shall be payable upon the earlier of the maturity date, an event of default as provided by the loan facility, or 90 days following the date on which the Trust provides written notice to terminate the agreement. In the event of a ninety day notice of termination of our loan facility, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

Under the terms of the loan facility’s debt covenants we are required to retain certain executive officers and we are precluded from paying dividends. At March 2, 2012, we were in compliance with the debt covenants.

Cash Flows

During the first six months of fiscal 2012, operating activities provided $37,000 of cash. Net loss adjusted for expense provisions and depreciation and amortization (before working capital changes) used cash of $577,000, while changes in accounts receivable, deferred revenue and customer deposit balances provided $817,000 of cash. Changes in accounts payable and accrued expenses used $100,000 of cash, while changes in inventories and other assets used $103,000 of cash. Cash used by investing activities was $443,000, which consisted of capitalized software additions of $434,000 and equipment additions of $9,000. No cash was provided or used by financing activities.

At March 2, 2012, our net inventory balances were $1,714,000 compared to $1,530,000 at September 2, 2011. We will need to increase inventory purchases in subsequent quarters in order to have sufficient inventory balances to support anticipated revenue levels in fiscal 2012 and beyond. A substantial portion of future inventory purchases will be with offshore suppliers whom we have been paying under extended payment terms and credit limits which are beyond normal payment terms and credit limits. During the first six months of fiscal 2012, an offshore vendor’s outstanding accounts payable balance, plus amounts of scheduled deliveries during the third quarter under our open purchase commitments, exceeded our current credit limit. As a result, we were required to make accelerated payments in the amounts of $127,000 in November 2011, $339,000 in December 2011, $216,000 in January 2012 and $105,000 in March 2012. An additional accelerated payment of $105,000 will be required on or before April 20, 2012. Under our extended payment term arrangement, these payments would have been made during the remainder of fiscal 2012. In order to have sufficient liquidity available for future inventory purchases it is likely we will need continued and possible additional credit limits as well as continued extended payment terms from offshore and domestic suppliers; increased customer deposits from future bookings; additional borrowing capacity and/or additional capital. No assurances may be given that we will be able to generate sufficient liquidity from these or other sources that may be required to support future inventory purchases.

With our credit line at the maximum limit of $4,250,000, our near term cash flow requirements will likely be dependent on our ability to manage our working capital as well as generate additional bookings. During the first six months of fiscal 2012, a significant source of our cash flow from operations came from customer deposits, primarily from one customer’s order prepayment in the amount of $648,000. In exchange for the prepayment, we offered a price discount of approximately $37,000. In addition, in the first six months of fiscal 2012, we offered 2% 10 net 30 day terms to two customers related to their receivable balances. During the first six months of fiscal 2012 approximately $343,000 was received utilizing the discounted payment terms. Subsequent to March 2, 2012, approximately $459,000 was received utilizing the discounted payment terms. We expect to continue to pursue customer deposits on larger new orders and offer early payment discounts to larger customer receivable balances. No assurance may be given that we will be successful in these efforts.

Contractual Obligations

We have two manufacturing and purchasing agreements for certain finished goods inventories. At March 2, 2012, outstanding purchase commitments under this agreement amounted to $324,000.

The Company’s long-term contractual obligations as of March 2, 2012 consisted of:

	Payments Due by Period
		Fiscal	Fiscal	Fiscal
Contractual Obligations	Total	2012	2013-2014	2015-2016
Operating leases	$61,000	$32,000	$29,000	$-
Line of credit-related party	4,250,000	4,250,000	-	-
Purchase commitments	324,000	324,000	-	-
Total	$4,635,000	$4,606,000	$29,000	$-

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

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations by the Company exist. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. No bill and hold transactions were recorded in the first six months of fiscal 2012.

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

Inventory Reserves - Inventories are valued at the lower of cost (at standard cost, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At March 2, 2012, inventories, net of reserve provisions, amounted to $1,714,000.

Capitalized Software Costs - Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. At March 2, 2012, capitalized software costs, net of accumulated amortization, amounted to $1,264,000.

Impairment of Long-lived Assets – Long-lived assets, including property and equipment and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, or asset group, an impairment loss is recognized in the amount that the carrying amount of the asset or asset group exceeds its fair value.  Fair value is determined based on discounted future net cash flows associated with the use of the asset or asset group. Our impairment analysis contains uncertainties due to judgment in assumptions and estimates surrounding undiscounted future cash flows of the long-lived asset, including forecasting useful lives of assets and selecting the discount rate that reflects the risk inherent in future cash flows to determine fair value.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. At March 2, 2012, net deferred tax assets of $8,417,000 were fully reserved by a valuation allowance. For the six months ended March 2, 2012, the valuation allowance was increased by $439,000.

Accounts Receivable Valuation – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. At March 2, 2012, accounts receivable, net of allowances for doubtful accounts, amounted to $1,270,000.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (March 2, 2012). Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of April 16, 2012, a registration statement for the 2010 Incentive Plan has not been filed, although the Company expects to file a Form S-8 Registration Statement. Therefore, all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Wegener Corporation, a Delaware corporation (the “Company”), was held on January 31, 2012.  Matters voted upon and the final voting results were as follows:

(1.)	The shareholders approved the election of the following class II director nominees to the Board of Directors to hold office until the 2015 annual meeting of stockholders or until their successors shall have been elected and qualified with the voting as follows:

Nominee	For	Withheld	Broker non-votes
Jeffrey J. Haas	6,117,921	313,349	5,862,845
Robert A. Placek	5,511,529	919,741	5,862,845

(2.)	An amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s capital stock from 30,250,000 shares to 100,250,000 shares and to increase the number of shares designated as common stock from 30,000,000 shares to 100,000,000 shares was approved with the voting as follows:

For	Against	Abstain
9,156,553	3,118,643	18,919

(3.)	The advisory resolution on executive compensation was approved with the voting as follows:

For	Against	Abstain	Broker non-votes
5,515,790	889,424	26,056	5,862,845

(4.)	The appointment of Habif, Arogeti & Wynne, LLP to serve as the Company’s independent registered public accounting firm for fiscal 2012 was ratified with the voting as follows:

For	Against	Abstain
11,236,686	1,056,909	520

Item 6. Exhibits

The following documents are filed as exhibits to this report. An asterisk identifies those exhibits previously filed and incorporated herein by reference. For each such asterisked exhibit there is shown below the description of the prior filing. Exhibits which are not required for this report are omitted.

Exhibit No.		Description of Exhibit

3.1	*	Certificate of Incorporation as amended through May 4, 1989. (1)

3.1.1	*	Amendment to Certificate of Incorporation. (2)

3.1.2	*	Amendment to Certificate of Incorporation effective January 27, 2009 (4)

3.1.3	*	Amendment to Certificate of Incorporation effective February 1, 2011

3.1.4		Amendment to Certificate of Incorporation effective January 31, 2012

3.2	*	By-laws of the Company, as Amended and Restated May 17, 2006. (3)

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 1989, as filed with the Commission on November 30, 1989.+
(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997, as filed with the Commission on June 30, 1997.+
(3)	Incorporated by reference to the Company's Current Report on Form 8-K, dated May 17, 2006, as filed with the Commission on May 22, 2006.+
(4)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2009, as filed with the Commission on November 25, 2009.+
+	SEC file No. 0-11003

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEGENER CORPORATION

________________________
(Registrant)

Date: April 16, 2012	By:	/s/ C. Troy Woodbury, Jr.

C. Troy Woodbury, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 16, 2012	By:	/s/ James Traicoff

James Traicoff
Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

