Form 10-Q
period 2012-06-01
WEGENER CORP
filed 2012-07-18
CIK 715073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value	13,147,051 Shares
Class	Outstanding at July 13, 2012

WEGENER CORPORATION

Form 10-Q For the Quarter Ended June 1, 2012

INDEX

PART I. Financial Information

Item 1.	Financial Statements

	Introduction	3

	Consolidated Statements of Operations
	(Unaudited) - Three and Nine Months Ended
	June 1, 2012 and June 3, 2011	4

	Consolidated Balance Sheets – June 1,
	2012 (Unaudited) and September 2, 2011	5

	Consolidated Statements of Capital Deficit
	(Unaudited) - Nine Months Ended June 1,
	2012 and June 3, 2011	6

	Consolidated Statements of Cash Flows
	(Unaudited) - Nine Months Ended June 1,
	2012 and June 3, 2011	7

	Notes to Consolidated Financial
	Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14
Item 4.	Controls and Procedures	20

PART II. Other Information

Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6.	Exhibits	22
	Signatures	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTRODUCTION - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Wegener™ Corporation (the “Company”, “Wegener”, “we”, “our” or “us”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated statements of operations for the three and nine months ended June 1, 2012, and June 3, 2011; the consolidated balance sheet as of June 1, 2012; the consolidated statements of (capital deficit) shareholders' equity as of June 1, 2012, and June 3, 2011; and the consolidated statements of cash flows for the nine months ended June 1, 2012, and June 3, 2011; have been prepared without audit. The consolidated balance sheet as of September 2, 2011, has been audited by independent registered public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 2, 2011, File No. 0-11003. These consolidated financial statements include the accounts of Wegener Communications, Inc. (WCI), our wholly-owned subsidiary.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

WEGENER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	June 1,	June 3,	June 1,	June 3,
	2012	2011	2012	2011
Revenue, net	$1,913,078	$2,214,505	$5,664,504	$6,617,652
Operating costs and expenses
Cost of products sold	1,727,579	1,597,969	4,546,071	4,552,975
Selling, general and administrative	700,521	716,365	1,934,716	2,387,085
Research and development	519,995	304,904	1,258,814	899,853

Operating costs and expenses	2,948,095	2,619,238	7,739,601	7,839,913

Operating loss	(1,035,017)	(404,733)	(2,075,097)	(1,222,261)
Interest expense	(92,813)	(98,262)	(273,067)	(277,094)

Net loss	$(1,127,830)	$(502,995)	$(2,348,164)	$(1,499,355)

Net loss per share:
Basic and diluted	$(0.09)	$(0.04)	$(0.18)	$(0.12)

Shares used in per share calculation
Basic and diluted	13,147,051	13,147,051	13,147,051	12,976,721

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 1, 2012 (Unaudited)	September 2, 2011
Assets
Current assets
Cash	$394,314	$475,548
Accounts receivable, net	968,473	2,056,339
Inventories, net	1,552,745	1,530,366
Other	214,725	268,092

Total current assets	3,130,257	4,330,345

Property and equipment, net	1,363,027	1,469,206
Capitalized software costs, net	785,587	1,287,638
Other assets	166,900	197,400

Total assets	$5,445,771	$7,284,589

Liabilities and Capital Deficit

Current liabilities
Line of credit-related party	$4,250,000	$4,250,000
Accounts payable	1,989,402	1,813,493
Accrued expenses	2,465,364	2,069,636
Deferred revenue	329,027	401,480
Customer deposits	247,366	237,204

Total current liabilities	9,281,159	8,771,813
Commitments and contingencies
Capital deficit
Preferred stock, $20.00 par value; 250,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 and 30,000,000 shares authorized; 13,147,051 shares issued and outstanding	131,471	131,471
Additional paid-in capital	20,112,577	20,112,577
Accumulated deficit	(24,079,436)	(21,731,272)
Total capital deficit	(3,835,388)	(1,487,224)
Total liabilities and capital deficit	$5,445,771	$7,284,589

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance at September 3, 2010	12,647,051	$126,471	$20,006,702	$(20,264,861)
Common stock awards	500,000	5,000	57,500	-
Share-based compensation	-	-	48,375	-
Net loss for the nine months	-	-	-	(1,499,355)
BALANCE at June 3, 2011	13,147,051	$131,471	$20,112,577	$(21,764,216)

Balance at September 2, 2011	13,147,051	$131,471	$20,112,577	$(21,731,272)
Net loss for the nine months	-	-	-	(2,348,164)
BALANCE at June 1, 2012	13,147,051	$131,471	$20,112,577	$(24,079,436)

See accompanying notes to consolidated financial statements.

WEGENER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 1, 2012	June 3, 2011
Cash flows from operating activities
Net loss	$(2,348,164)	$(1,499,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,215,484	830,432
Share-based compensation expense	-	110,875
Increase in provision for bad debts	25,000	103,000
Increase in provision for inventory reserves	65,000	85,000
Increase in provision for warranty reserves	24,900	112,000
Changes in assets and liabilities
Accounts receivable	1,062,866	(730,533)
Inventories	(87,379)	1,155,000
Other assets	53,367	65,224
Accounts payable	175,909	(38,606)
Accrued expenses	370,828	339,496
Deferred revenue	(72,453)	(140,848)
Customer deposits	10,162	147,598
Net cash provided by operating activities	495,520	539,283

Cash flows from investing activities
Property and equipment expenditures	(22,151)	(33,592)
Capitalized software additions	(554,603)	(671,243)

Net cash used for investing activities	(576,754)	(704,835)

Cash flows from financing activities
Net change in borrowings under revolving line of credit	-	400,000
Net cash provided by financing activities	-	400,000
(Decrease) increase in cash	(81,234)	234,448
Cash, beginning of period	475,548	231,091
Cash, end of period	$394,314	$465,53
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,975	$23,818

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

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $24,079,000 at June 1, 2012. We had a working capital deficit of approximately $6,151,000 at June 1, 2012 compared to $4,441,000 at September 2, 2011.

Our cash flow requirements during the first nine months of fiscal 2012 were financed by our working capital as the outstanding balance of our loan facility was at the maximum limit of $4,250,000 throughout the first nine months of fiscal 2012. At July 13, 2012, the outstanding balance on the line of credit remained at the maximum limit of $4,250,000 and our cash balances were approximately $220,000.

Our backlog scheduled to ship within eighteen months was approximately $1.8 million at June 1, 2012, compared to $3.5 million at September 2, 2011, and $5.2 million at June 3, 2011. Approximately $607,000 of the June 1, 2012 backlog is scheduled to ship during the fourth quarter of fiscal 2012 and approximately $307,000 during the first quarter of fiscal 2013.

Our bookings and revenues to date in fiscal 2012 and during the prior fiscal year have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the first, second and third quarters of fiscal 2012 bookings were approximately $900,000, $987,000 and $947,000, respectively, compared to $3.2 million, $700,000 and $1.6 million, respectively, in the same periods of fiscal 2011. During all of fiscal year 2011, bookings were $6.4 million. These bookings were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions. Subsequent to June 1, 2012, additional bookings through July 13, 2012, were approximately $454,000. The amount of orders scheduled to ship during the fourth quarter of fiscal 2012 and first quarter of fiscal 2013 from the June 1, 2012 backlog, along with bookings subsequent to June 1, 2012, are insufficient to provide adequate levels of liquidity during those periods. Significant fiscal 2012 and fiscal 2013 shippable bookings are currently required to meet our quarterly financial and cash flow projections for the remainder of fiscal 2012 and for the first quarter of fiscal 2013 and beyond. There can be no assurances that the Company will be able to achieve its projected level of bookings and revenues in 2012 and beyond.

Our day to day liquidity during the third quarter of fiscal 2012 and continuing to date has been adversely impacted by our low level of revenues and bookings. We currently believe our expected levels of revenues over the next two quarters are insufficient to provide adequate levels of internally generated liquidity during those periods. As a result, we believe we will need to raise additional capital or obtain additional borrowings as supplemental funding to provide adequate liquidity to pay our current level of operating expenses, to provide for anticipated inventory purchases which will be required for our current level of anticipated revenues during the next two fiscal quarters and to reduce past due amounts owed to vendors and service providers.

We currently have limited sources of capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. If additional capital or borrowings are unavailable, we will likely be forced to significantly curtail or restructure our operations during the remainder of fiscal 2012 and beyond, which would have a material adverse effect on our ability to continue as a going concern and as a result may require the Company to enter into bankruptcy proceedings or cease operations.

During prior fiscal years and continuing to date, due to insufficient cash flow from operations and the borrowing limitations under our loan facility, we negotiated extended payment terms with our two offshore vendors and have been extending other vendors well beyond normal payment terms. During the third quarter and continuing to date, due to limited availability of cash, we further delayed payments to vendors and service providers in order to preserve cash balances. We currently expect we will need to further defer scheduled fiscal 2012 fourth quarter payments to an offshore vendor. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials or initiation of legal means to collect balances owed would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

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

Research and Development/Capitalized Software Costs.

We expense research and development costs, including expenditures related to development of our software products that do not qualify for capitalization. Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. This has resulted in amortization periods ranging from two to three years. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives. In accordance with current accounting guidance, FASB Accounting Standards Codification (ASC) Topic 985-20 “Costs of Software to Be Sold, Leased, or Marketed”, we evaluated the recoverability and our estimate of net realizable value of net capitalized software costs at June 1, 2012. This evaluation considered our current near term liquidity and risks of obtaining addition required financing, declining levels of bookings and backlog, historical revenue forecast accuracy and historical losses, as well as estimated future revenues, cost of completion and disposal of the asset. During the three and nine months ended June 1, 2012, amortization expense included in cost of revenues amounted to $599,000 and $1,057,000, respectively, which included an additional amortization expense charge of $375,000 to reduce the net capitalized software costs asset balance to our estimate of net realizable value at June 1, 2012. Software development costs capitalized in the third quarter were limited to $121,000 based on our evaluation of the net realizable value at June 1, 2012. For the nine months ended June 1, 2012, capitalized amounts were $555,000. At June 1, 2012, capitalized software costs, net of accumulated amortization of $8,406,000, amounted to $786,000. At September 2, 2011, capitalized software costs, net of accumulated amortization of $7,349,000, amounted to $1,288,000.

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

Fiscal Year

We use a fifty-two, fifty-three week year. The fiscal year ends on the Friday closest to August 31. The first nine months of fiscal years 2012 and 2011 both contained thirty-nine weeks. Fiscal years 2012 and 2011 contain fifty-two weeks.

Note 3 Accounts Receivable

Accounts receivable are summarized as follows:

	June 1, 2012 (Unaudited)	September 2, 2011

Accounts receivable – trade	$1,258,513	$2,321,372
Less: allowance for doubtful accounts	(290,039)	(265,033)
Accounts receivable, net	$968,473	$2,056,339

Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout fiscal 2012 and beyond (see Note 10). At June 1, 2012, four customers accounted for approximately 27.2%, 19.6%, 18.1% and 17.2%, respectively, of our accounts receivable. At September 2, 2011, four customers accounted for approximately 28.1%, 15.5%, 14.0% and 10.1%, respectively, of our accounts receivable.

WEGENER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 Inventories

Inventories are summarized as follows:

	June 1,
	2012	September 2,
	(Unaudited)	2011

Raw materials	$2,162,047	$2,317,852
Work-in-process	615,351	649,384
Finished goods	2,636,092	2,450,746
	5,413,490	5,417,982

Less inventory reserves	(3,860,745)	(3,887,616)

Inventories, net	$1,552,745	$1,530,366

Our inventory reserve is to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional slow moving, excess or obsolete inventory that is unsaleable or saleable at reduced prices.

Note 5 Accrued Expenses

Accrued expenses consisted of the following:

	June 1, 2012 (Unaudited)	September 2, 2011

Vacation	$582,852	$573,212
Interest	1,036,682	777,589
Payroll and related expenses	149,845	109,889
Royalties	248,418	194,671
Warranty	122,538	122,638
Taxes and insurance	71,372	34,757
Commissions	34,279	31,529
Professional fees	162,604	195,476
Other	56,774	29,875
	$2,465,364	$2,069,636

Note 6 Finance Arrangements

Revolving Line of Credit

Our revolving line of credit (“loan facility”), amended and effective October 8, 2009, is provided by The David E. Chymiak Trust Dated December 15, 1999 (the “Trust”). The Trust is controlled by David E. Chymiak who is a beneficial owner of approximately 8.5% of our outstanding common stock. The loan facility provides a maximum credit limit of $4,250,000 excluding any accrued unpaid interest and bears interest at the rate of eight percent (8.0%) per annum. At March 2, 2012, the outstanding balance on the loan facility was at the maximum credit limit of $4,250,000 and accrued unpaid interest amounted to approximately $1,029,000. At July 6, 2012, the outstanding balance on the line of credit remained at $4,250,000. The loan facility is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.

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

WEGENER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the terms of the facility’s debt covenants we are required to retain certain executive officers and we are precluded from paying dividends. At June 1, 2012, we were in compliance with the debt covenants.

Note 7 Income Taxes

For the nine months ended June 1, 2012, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $845,000 in the first nine months of fiscal 2012. At June 1, 2012, net deferred tax assets of $8,823,000 were fully reserved by a valuation allowance.

At June 1, 2012, we had a federal net operating loss carryforward of approximately $16,472,000, which expires beginning fiscal 2021 through fiscal 2032. Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

Note 8 Share-Based Compensation

During the nine months ended June 1, 2012, stock options for 228,375 and 60,000 shares of common stock, granted under the 1998 Incentive Plan, at exercise prices of $1.00 and $.84, respectively, per share were forfeited. At June 1, 2012, stock options for 1,020,500 shares of common stock granted under all Incentive Plans remained outstanding. Exercise prices range from $.125 to $2.50 per share.

Note 9 Earnings Per Share

The following tables represent required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net earnings per share computations.

	Three months ended
	June 1, 2012			June 3, 2011
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net loss	$(1,127,830)			$(502,995)
Basic and diluted loss per share:
Net loss available to common shareholders	$(1,127,830)	13,147,051	$(0.09)	$(502,995)	13,147,051	$(0.04)

		Nine months ended
		June 1, 2012		June 3, 2011
	Earnings (Numerator)	Shares (Denominator)	Per share amount	Earnings (Numerator)	Shares (Denominator)	Per share amount
Net loss	$(2,348,164)			$(1,499,355)
Basic and diluted loss per share:
Net loss available to common shareholders	$(2,348,164)	13,147,051	$(0.18)	$(1,499,355)	12,976,721	$(0.12)

WEGENER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock options excluded from the diluted net loss per share calculation due to their anti-dilutive effect are as follows:

	Three months ended		Nine months ended
	June 1,	June 3,	June 1,	June 3,
	2012	2011	2012	2011
Common stock options:
Number of shares	1,020,075	1,325,075	1,020,075	1,325,075
Exercise price	$.125 to $2.50	$.125 to $2.50	$.125 to $2.50	$.125 to $2.50

Note 10 Segment Information and Concentrations

In accordance with ASC Topic 280 “Segment Reporting,” we operate within a single reportable segment, the manufacture and sale of satellite communications equipment.

In this single operating segment the Company has two sources of revenues as follows:

	Three months ended		Nine months ended
	June 1,	June 3,	June 1,	June 3,
	2012	2011	2012	2011

Direct Broadcast Satellite	$1,768,153	$2,109,133	$5,277,560	$6,315,922
Service	144,925	105,372	386,943	301,730
	$1,913,078	$2,214,505	$5,664,503	$6,617,652

Concentration of products representing 10% or more of the respective period’s revenues is as follows:

	Three months ended		Nine months ended
	June 1, 2012	June 3, 2011	June 1, 2012	June 3, 2011
Product
iPump Media Servers	46.0%	30.2%	25.6%	30.2%
Enterprise media receivers	27.7%	14.0%	20.8%	(a )
Audio broadcast receivers	(a)	23.6%	20.8%	26.9%
Extended maintenance contracts	(a)	10.0%	10.7%	10.5%

(a) Revenues for the period were less than 10% of total revenues.

Products representing 10% or more of annual revenues are subject to fluctuations from quarter to quarter as new products and technologies are introduced, new product features and enhancements are added and as customers upgrade or expand their network operations.

WEGENER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues by geographic area are as follows:

	Three months ended		Nine months ended
	June 1, 2012	June 3, 2011	June 1, 2012	June 3, 2011
Geographic Area
United States	$1,268,664	$2,106,027	$3,997,484	$4,730,700
Latin America	606,208	46,905	1,407,795	1,321,879
Canada	8,595	21,205	30,257	70,643
Europe	-	16,000	93,219	431,670
Other	29,611	24,368	135,748	62,760
	$1,913,078	$2,214,505	$5,664,503	$6,617,652

All of the Company’s long-lived assets are located in the United States.

Customers representing 10% or more of the respective period’s revenues are as follows:

	Three months ended		Nine months ended
	June 1, 2012	June 3, 2011	June 1, 2012	June 3, 2011

Customer 1	24.9%	(a)	17.2%	(a)
Customer 2	19.7%	(a)	11.0%	(a)
Customer 3	14.4%	(a)	15.1%	(a)
Customer 4	(a)	24.7%	(a)	10.2%
Customer 5	18.6%	(a)	(a)	18.7%
Customer 6	(a)	22.9%	19.9%	25.8%

(a)	Revenues for the period were less than 10% of total revenues.

Note 11 Commitments

We have two manufacturing and purchasing agreements for certain finished goods inventories. At June 1, 2012, outstanding purchase commitments under this agreement amounted to $92,000.

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

OVERVIEW

We believe the continued global economic downturn and resulting adverse economic and credit conditions have adversely affected our business, financial condition and results of operations in prior fiscal years and into the first nine months of fiscal 2012.

Revenues for the three months ended June 1, 2012 decreased $301,000 or 13.6% to $1,913,000 from $2,214,000 for the three months ended June 3, 2011. Revenues for the nine months ended June 1, 2012 decreased $953,000 or 14.4% to $5,565,000 from $6,618,000 for the nine months ended June 3, 2011. Operating results for the three and nine month periods ended June 1, 2012, were a net loss of $(1,128,000) or $(0.09) per share and a net loss of $(2,348,000) or $(0.18) per share, respectively, compared to a net loss of $(503,000) or $(0.04) per share and a net loss of $(1,499,000) or $(0.12) per share for the same periods ended June 3, 2011.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 1, 2012 COMPARED TO THREE AND NINE MONTHS ENDED JUNE 3, 2011

The following table sets forth, for the periods indicated, the components of the results of operations as a percentage of sales:

	Three months ended		Nine months ended
	June 1, 2012	June 3, 2011	June 1, 2012	June 3, 2011

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of products sold	90.3	72.2	80.3	68.8
Gross profit margin	9.7	27.8	19.7	31.2
Selling, general, and administrative	36.6	32.3	34.1	36.1
Research and development	27.2	13.8	22.2	13.6
Operating loss	(54.1)	(18.3)	(36.6)	(18.5)
Interest expense	(4.9)	(4.4)	(4.8)	(4.2)
Net loss	(59.0)%	(22.7)%	(41.4)%	(22.7)%

The operating results for the three and nine month periods ended June 1, 2012, were a net loss of $(1,128,000) or $(0.09) per share and a net loss of $(2,348,000) or $(0.18) per share, respectively, compared to a net loss of $(503,000) or $(0.04) per share and a net loss of $(1,499,000) or $(0.12) per share for the same periods ended June 3, 2011.

Revenues - Revenues for the three months ended June 1, 2012 decreased $301,000 or 13.6% to $1,913,000 from $2,214,000 for the three months ended June 3, 2011. Revenues for the nine months ended June 1, 2012 decreased $953,000 or 14.4% to $5,565,000 from $6,618,000 for the nine months ended June 3, 2011.

Revenues for the three and nine months ended June 1, 2012, were adversely affected by lower than expected shippable bookings for the periods primarily as a result of customer delays in purchasing decisions and a deferral of project expenditures. Revenues and order backlog are subject to the timing of significant orders from customers and remain difficult to forecast. As a result, we expect future revenue levels and operating results to continue to fluctuate from quarter to quarter.

Fiscal 2012 third quarter and first nine month revenues included (i) shipments of Unity® 550 receivers to a faith based private network for continued network expansion, (ii) ipump® 6420 audio media servers to Dial Global for its radio network and (iii) shipments of ipump® 562 enterprise media receivers to Comtelsat and SSL Digital S.A. for continued network expansion. Revenues for the first nine months of fiscal 2012 included shipments of Encompass LE2 audio receivers to Muzak LLC.

Fiscal 2011 third quarter revenues included (i) continued shipments of Encompass LE2 audio receivers to business music provider, Muzak LLC, (ii) ipump® 6420 audio media servers to Salem Communications and to Educational Media Foundation for network expansion projects and (iii) shipments of Unity® 550 receivers to a faith based private network for continued network expansion. In addition, Unity® 550 receivers were shipped to Microspace to provide digital signage displays to their retail client. Revenues for the first nine months of fiscal 2011 included ipump® 562 enterprise media receivers for an international satellite digital signage project, ipump® 6400 media server equipment for an international health and education network as well as continued shipments of Encompass LE2 audio receivers to Muzak LLC.

For the three months ended June 1, 2012, four customers accounted for 24.9%, 19.6%, 18.6% and 14.4% of revenues, respectively. For the nine months ended June 1, 2012, three of these customers accounted for 17.2%, 15.1% and 11.0% of revenues, respectively, and one additional customer accounted for 19.9% of revenues. For the three months ended June 3, 2011, two customers accounted for 24.7% and 22.9% of revenues, respectively. For the nine months ended June 3, 2011, these two customers accounted for 10.2% and 25.8% of revenues, respectively, and one additional customer accounted for 18.7% of revenues. Sales to a relatively small number of major customers have typically comprised a majority of our revenues and that trend is expected to continue throughout the remainder of fiscal 2012 and beyond. Concentrations of revenue are likely to occur in any one or more of our products in any of our reporting periods. Product revenues are subject to fluctuations from quarter to quarter and year to year as new products and technologies are introduced, new product features and enhancements are added and as customers upgrade or expand their network operations.

Our backlog scheduled to ship within eighteen months was approximately $1.8 million at June 1, 2012, compared to $3.5 million at September 2, 2011, and $5.2 million at June 3, 2011. Three customers accounted for approximately 54.3%, 13.8% and 8.8%, respectively, of the backlog at June 1, 2012. Approximately $607,000 of the June 1, 2012 backlog is scheduled to ship during the fourth quarter of fiscal 2012, $307,000 during the first quarter of fiscal 2013 and $848,000 is scheduled to ship in the remaining three quarters of fiscal 2013.

Gross Profit Margins - The Company's gross profit margin percentages were 9.7% and 19.7% for the three and nine months ended June 1, 2012, compared to 27.8% and 31.2% for the same periods ended June 3, 2011. Gross profit margin dollars decreased $431,000 or 69.9% for the three month period ended June 1, 2012, compared to the same period ended June 3, 2011. For the first nine months of fiscal 2012 gross profit margins dollars decreased $946,000 or 45.8%, compared to the same period in fiscal 2011. The decrease in the profit margin percentage and dollars in the three and nine month periods of fiscal 2012 compared to the same period in fiscal 2011 was primarily due to an increase in capitalized software amortization expenses and the decrease in revenues which resulted in higher unit fixed costs.

Cost of products sold in the three and nine month periods of fiscal 2012 included capitalized software amortization expenses of $599,000 and $1,057,000, respectively, compared to $222,000 and $653,000 for the same periods of fiscal 2011. The increase in capitalized software amortization expenses in the three and nine month periods of fiscal 2012 was due to an additional charge of $375,000 to reduce the capitalized software costs asset balance to our estimate of net realizable value at June 1, 2012. (See Note 2 to the Consolidated Financial Statements). Inventory reserve charges were $25,000 and $65,000 in the three and nine month periods of fiscal 2012, respectively, compared to $25,000 and $85,000 in the same periods of fiscal 2011. Warranty provisions included in cost of products sold in the third quarter and first nine months of fiscal 2012 were none and $25,000, respectively, compared to $40,000 and $112,000, respectively, in the same periods of fiscal 2011.

Selling, General and Administrative - Selling, general and administrative (SG&A) expenses decreased $15,000 or 2.2% to $701,000 for the three months ended June 1, 2012, compared to $716,000 for the same period of fiscal 2011. For the nine months ended June 1, 2012, SG&A expenses decreased $452,000 or 19.0% to $1,935,000 compared to $2,387,000 for the same period of fiscal 2011. Corporate SG&A expenses in the third quarter of fiscal 2012 increased $2,000, or 1.5%, to $124,000 compared to $122,000 for the same period in fiscal 2011. For the nine months ended June 3, 2011, corporate SG&A expenses decreased $172,000, or 34.2%, to $331,000 compared to $503,000 in the same period in fiscal 2011. Corporate SG&A expenses in the nine months ended June 3, 2011 included non-cash share-based compensation expenses of approximately $111,000 for stock option and restricted stock awards compared to none in the same period of fiscal 2012. In addition, professional and director fees decreased $44,000 and $13,000, respectively, for the nine months ended June 1, 2012. WCI’s SG&A expenses decreased $18,000, or 3.0%, to $576,000 from $594,000 and $281,000, or 14.9%, to $1,604,000 from $1,885,000 for the three and nine months ended June 1, 2012, compared to the same periods in fiscal 2011. Decreases in WCI’s SG&A expenses for the three months ended June 1, 2012 included (i) salaries and related payroll costs of $38,000 due to a reduction in headcount; (ii) general overhead costs of $27,000 due to cost reduction efforts of overhead expenses and (iii) bad debt expense of $18,000. These decreases were offset by increases in marketing expenses of $65,000 primarily for digital signage products. For the first nine months of fiscal 2012 decreases in WCI’s SG&A expenses included (i) salaries and related payroll costs of $181,000 due to the reduction in headcount and severance costs; (ii) general overhead costs of $89,000 due to the cost reduction efforts of overhead expenses; (iii) bad debt expense of $78,000 and (iv) in-house commission expense of $20,000 due to the low level of bookings and revenues in the first nine months of fiscal 2012. These decreases were offset by an increase in marketing expenses of $88,000 primarily for digital signage products. As a percentage of revenues, SG&A expenses were 36.6% and 34.2% for the three and nine month periods ended June 1, 2012, respectively, compared to 32.3% and 36.1% for the same periods in fiscal 2011.

Research and Development - Research and development (R&D) expenditures, including capitalized software development costs, increased $112,000, or 21.1%, to $641,000 for the three months ended June 1, 2012, from $529,000 for the three months ended June 3, 2011. For the nine months ended June 1, 2012, R&D expenditures increased $242,000, or 15.4%, to $1,813,000 from $1,571,000 for the same period in fiscal 2011. The increase in expenditures in the third quarter and first nine months of fiscal 2012 compared to the same period of fiscal 2011 was mainly due to increases in consulting expenses, proto-type parts expenses and salaries and related personnel costs. Capitalized software development costs amounted to $121,000 and $555,000 for the third quarter and first nine months of fiscal 2012 compared to $224,000 and $671,000 for the same periods of fiscal 2011. The decrease in capitalized software development costs in the three and nine month periods of fiscal 2012 was due to our assessment of the net realizable value of these additions in conjunction with our evaluation of net realizable value of the net capitalized software costs asset balance at June 1, 2012, as discussed above and in Note 2 to the Consolidated Financial Statements. R&D expenses, excluding capitalized software expenditures, were $520,000 or 27.2% of revenues, and $1,259,000 or 22.2% of revenues, for the three and nine months ended June 1, 2012, respectively, compared to $305,000 or 13.8% of revenues, and $900,000 or 13.6% of revenues, for the same periods of fiscal 2011, respectively. The increases in R&D expenses for the third quarter and first nine months of fiscal 2012 are due to the reductions in capitalized software development costs and the increase in expenditures during the periods as discussed above.

Interest Expense - Interest expense decreased $5,000 to $93,000 for the three months ended June 1, 2012, compared to $98,000 for the three months ended June 3, 2011. For the nine months ended June 1, 2012, interest expense decreased $4,000 to $273,000 compared to $277,000 for the same period in fiscal 2011.

Income Tax Expense - For the nine months ended June 1, 2012, no income tax benefit was recorded due to an increase in the deferred tax asset valuation allowance. The valuation allowance increased $674,000 in the first nine months of fiscal 2012. At June 1, 2012, net deferred tax assets of $8,652,000 were fully reserved by a valuation allowance. At June 1, 2012, we had a federal net operating loss carryforward of approximately $16,472,000, which expires beginning fiscal 2021 through fiscal 2032. Additionally, we had an alternative minimum tax credit of $134,000 which was fully offset by the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED JUNE 1, 2012

We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $24,079,000 at June 1, 2012. We had a working capital deficit of approximately $6,151,000 at June 1, 2012 compared to $4,441,000 at September 2, 2011.

Our cash flow requirements during the first nine months of fiscal 2012 were financed by our working capital as the outstanding balance of our loan facility was at the maximum limit of $4,250,000 throughout the first nine months of fiscal 2012. At July 13, 2012, the outstanding balance on the line of credit remained at the maximum limit of $4,250,000 and our cash balances were approximately $220,000.

Our bookings and revenues to date in fiscal 2012 and during the prior fiscal year have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the first, second and third quarters of fiscal 2012 bookings were approximately $900,000, $987,000 and $947,000 respectively, compared to $3.2 million, $700,000 and $1.6 million respectively, in the same periods of fiscal 2011. Fiscal 2011 bookings were $6.4 million. These bookings were well below our expectations primarily as a result of customer delays in purchasing decisions, deferral of project expenditures and general adverse economic and credit conditions. Subsequent to June 1, 2012, additional bookings through July 13, 2012, were approximately $454,000. The amount of orders scheduled to ship during the fourth quarter of fiscal 2012 and first quarter of fiscal 2013 from the June 1, 2012 backlog, along with bookings subsequent to June 1, 2012, are insufficient to provide adequate levels of liquidity during those periods. Significant fourth quarter fiscal 2012 and fiscal 2013 shippable bookings are currently required to meet our quarterly financial and cash flow projections for the remainder of fiscal 2012 and for the first quarter of fiscal 2013 and beyond.

Our day to day liquidity during the third quarter of fiscal 2012 and continuing to date has been adversely impacted by our low level of revenues and bookings. We currently believe our expected levels of revenues over the next two quarters are insufficient to provide adequate levels of internally generated liquidity during those periods. As a result, we believe we will need to raise additional capital or obtain additional borrowings as supplemental funding to provide adequate liquidity to pay our current level of operating expenses, to provide for anticipated inventory purchases which will be required for our current level of anticipated revenues during the next two fiscal quarters and to reduce past due amounts owed to vendors and service providers.

We currently have limited sources of capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. If additional capital or borrowings are unavailable, we will likely be forced to significantly curtail or restructure our operations during the remainder of fiscal 2012 and beyond, which would have a material adverse effect on our ability to continue as a going concern and as a result may require the Company to enter into bankruptcy proceedings or cease operations.

During prior fiscal years and continuing to date, due to insufficient cash flow from operations and borrowing limitations under our loan facility, we negotiated extended payment terms with our two offshore vendors and have been extending other vendors well beyond normal payment terms. During the third quarter and continuing to date, due to limited availability of cash, we further delayed payments to vendors and service providers in order to preserve cash balances. We currently expect we will need to further defer scheduled fiscal 2012 fourth quarter payments to an offshore vendor (see “Cash Flows” discussion below). Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials or initiation of legal means to collect balances owed would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

Financing Agreements

WCI’s revolving line of credit (“loan facility”), amended and effective October 8, 2009, is provided by The David E. Chymiak Trust Dated December 15, 1999 (the “Trust”). The Trust is controlled by David E. Chymiak who is a beneficial owner of approximately 8.5% of our outstanding common stock. The loan facility provides a maximum credit limit of $4,250,000 excluding any accrued unpaid interest and bears interest at the rate of eight percent (8.0%) per annum. At June 1, 2012, the outstanding balance on the loan facility was at the maximum credit limit of $4,250,000 and accrued unpaid interest amounted to approximately $1,029,000. At July 8, 2012, the outstanding balance on the line of credit remained at $4,250,000. All principal and interest shall be payable in U.S. dollars or, upon mutual agreement of the parties decided in good faith at the time payment is due, other good and valuable consideration. The loan facility is secured by a first lien on substantially all of WCI’s assets, including land and buildings, and is guaranteed by Wegener Corporation.

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

Under the terms of the loan facility’s debt covenants we are required to retain certain executive officers and we are precluded from paying dividends. At June 1, 2012, we were in compliance with the debt covenants.

Cash Flows

During the first nine months of fiscal 2012, operating activities provided $496,000 of cash. Net loss adjusted for expense provisions and depreciation and amortization (before working capital changes) used $1,018,000 of cash while changes in accounts receivable, deferred revenue and customer deposit balances provided $1,001,000 of cash. Changes in accounts payable and accrued expenses provided $547,000 of cash, while changes in inventories and other assets used $34,000 of cash. Cash used by investing activities was $577,000, which consisted of capitalized software additions of $555,000 and equipment additions of $22,000. No cash was provided or used by financing activities.

At June 1, 2012, our net inventory balances were $1,553,000 compared to $1,530,000 at September 2, 2011. As discussed above, we will need to increase inventory purchases beginning in the next two fiscal quarters in order to have sufficient inventory balances to support anticipated revenue levels beginning in the first quarter of fiscal 2013 and beyond which will require additional capital or additional borrowings as supplemental funding to provide for the anticipated level of inventory purchases. In addition, it is likely during the next two fiscal quarters we will need continued and possible additional credit limits as well as continued extended payment terms from offshore and domestic suppliers; and increased customer deposits from future bookings. No assurances may be given that we will be able to generate sufficient liquidity from these or other sources that may be required to support future inventory purchases. If we are unable to increase inventory purchases in the next two fiscal quarters, it would have a material adverse impact on revenue levels for those periods and beyond which would have a material adverse effect on our operating results and likely impact our ability to continue as a going concern.

A substantial portion of future inventory purchases will be with offshore suppliers whom we have been paying under extended payment terms and credit limits which are beyond normal payment terms and credit limits. During the first nine months of fiscal 2012, an offshore vendor’s outstanding accounts payable balance, plus amounts of scheduled deliveries of open purchase commitments, exceeded our current credit limit. As a result, we were required to make accelerated payments in the amounts of $127,000 in November 2011, $339,000 in December 2011, $216,000 in January 2012, $105,000 in March 2012 and $105,000 in April 2012. We currently expect we will need to request a further deferral of scheduled fiscal 2012 fourth quarter payments of approximately $384,000 to this offshore vendor. No assurance may be given that we will be granted the additional extension.

During the first nine months of fiscal 2012, a significant source of our cash flow from operations came from customer deposits, primarily from one customer’s order prepayment in the amount of $648,000. In exchange for the prepayment, we offered a price discount of approximately $37,000. In addition, in the first nine months of fiscal 2012, we offered 2%-10; net-30 day terms to two customers related to their receivable balances. During the first nine months of fiscal 2012 approximately $765,000 was received utilizing the discounted payment terms. We expect to continue to pursue customer deposits on larger new orders and offer early payment discounts to larger customer receivable balances. No assurance may be given that we will be successful in these efforts.

We have two manufacturing and purchasing agreements for certain finished goods inventories. At June 1, 2012, outstanding purchase commitments under this agreement amounted to $92,000.

The Company’s long-term contractual obligations as of June 1, 2012 consisted of:

	Payments Due by Period
Contractual Obligations	Total	Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016
Operating leases	$45,000	$16,000	$29,000	$-
Line of credit-related party	4,250,000	4,250,000	-	-
Purchase commitments	92,000	92,000	-	-
Total	$4,387,000	$4,358,000	$29,000	$-

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

We recognize revenue in certain circumstances before delivery has occurred (commonly referred to as “bill and hold” transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods to be held for future delivery as scheduled and designated by the buyer, and no additional performance obligations by the Company exist. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. No bill and hold transactions were recorded in the first nine months of fiscal 2012.

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

Inventory Reserves – Inventories are valued at the lower of cost (at standard cost, which approximates actual cost on a first-in, first-out basis) or market. Inventories include the cost of raw materials, labor and manufacturing overhead. We make inventory reserve provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory value. These reserves are to provide for items that are potentially slow-moving, excess or obsolete. Changes in market conditions, lower than expected customer demand and rapidly changing technology could result in additional obsolete and slow-moving inventory that is unsaleable or saleable at reduced prices, which could require additional inventory reserve provisions. At June 1, 2012, inventories, net of reserve provisions, amounted to $1,553,000.

Capitalized Software Costs – Software development costs are capitalized subsequent to establishing technological feasibility. Capitalized costs are amortized based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Expected future revenues and estimated economic lives are subject to revisions due to market conditions, technology changes and other factors resulting in shortfalls of expected revenues or reduced economic lives, which could result in additional amortization expense or write-offs. In accordance with current accounting guidance (ASC Topic 985-20 “Costs of Software to Be Sold, Leased, or Marketed”), we evaluated the recoverability and our estimate of net realizable value of net capitalized software costs at June 1, 2012. This evaluation considered our current near term liquidity and risks of obtaining addition required financing, declining levels of bookings and backlog, historical revenue forecast accuracy and historical losses, as well as estimated future revenues, cost of completion and disposal of the asset. During the three and nine months ended June 1, 2012 amortization expense included in cost of revenues amounted to $599,000 and $1,057,000, respectively, which included an additional amortization expense charge of $375,000 to reduce the net capitalized software costs asset balance to our estimate of net realizable value at June 1, 2012. Software development costs capitalized in the third quarter were limited to $121,000 based on our evaluation of the net realizable value at June 1, 2012. For the nine months ended June 1, 2012, capitalized amounts were $555,000. At June 1, 2012, capitalized software costs, net of accumulated amortization of $8,406,000, amounted to $786,000. At September 2, 2011, capitalized software costs, net of accumulated amortization of $7,349,000, amounted to $1,288,000.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets depends on generating sufficient future taxable income prior to the expiration of the loss and credit carryforwards. At June 1, 2012, net deferred tax assets of $8,823,000 were fully reserved by a valuation allowance. For the nine months ended June 1, 2012, the valuation allowance was increased by $845,000.

Accounts Receivable Valuation – We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. At June 1, 2012, accounts receivable, net of allowances for doubtful accounts, amounted to $968,000.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (June 1, 2012). Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There has been no change in the Company’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our common stock. Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended September 2, 2011, includes a detailed discussion of these factors which have not changed materially from those included in the Form 10-K other than as set forth below.

We may not have sufficient capital to continue as a going concern.

Our bookings and revenues to date in fiscal 2012 and during the prior fiscal year have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. We have experienced recurring net losses from operations, which have caused an accumulated deficit of approximately $24,079,000 at June 1, 2012. We had a working capital deficit of approximately $6,151,000 at June 1, 2012 compared to $4,441,000 at September 2, 2011. Our day to day liquidity during the third quarter of fiscal 2012 and continuing to date has been adversely impacted by our low level of revenues and bookings. We currently believe our expected levels of revenues over the next two quarters are insufficient to provide adequate levels of internally generated liquidity during those periods. As a result, we believe we will need to raise additional capital or additional borrowings as supplemental funding to provide adequate liquidity to pay our current level of operating expenses, to provide for anticipated inventory purchases which will be required for our current level of anticipated revenues during the next two fiscal quarters and to reduce past due amounts owed to vendors and service providers. We currently have limited sources of capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. If additional capital or borrowings are unavailable, we will likely be forced to significantly curtail or restructure our operations during the remainder of fiscal 2012 and beyond, which would have a material adverse effect on our ability to continue as a going concern and as a result may require the Company to enter into bankruptcy proceedings or cease operations.

We may not have sufficient financing to support future inventory purchases.

At June 1, 2012, our net inventory balances were $1,553,000 compared to $1,530,000 at September 2, 2011. As discussed above, we will need to increase inventory purchases beginning in the next two fiscal quarters in order to have sufficient inventory balances to support anticipated revenue levels beginning in the first quarter of fiscal 2013 and beyond which will require additional capital or additional borrowings as supplemental funding to provide for the anticipated level of inventory purchases. In addition, it is likely during the next two fiscal quarters we will need continued and possible additional credit limits as well as continued extended payment terms from offshore and domestic suppliers; and increased customer deposits from future bookings. No assurances may be given that we will be able to generate sufficient liquidity from these or other sources that may be required to support future inventory purchases. If we are unable to increase inventory purchases in the next two fiscal periods, it would have a material adverse impact on revenue levels for those periods and beyond which would have a material adverse effect on our operating results likely impact our ability to continue as a going concern.

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

As of July 16, 2012, a registration statement for the 2010 Incentive Plan has not been filed, although the Company expects to file a Form S-8 Registration Statement. Therefore, all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 6. Exhibits

The following documents are filed as exhibits to this report. An asterisk identifies those exhibits previously filed and incorporated herein by reference. For each such asterisked exhibit there is shown below the description of the prior filing. Exhibits which are not required for this report are omitted.

Exhibit No.		Description of Exhibit

3.1	*	Certificate of Incorporation as amended through May 4, 1989. (1)

3.1.1	*	Amendment to Certificate of Incorporation. (2)

3.1.2	*	Amendment to Certificate of Incorporation effective January 27, 2009. (4)

3.1.3	*	Amendment to Certificate of Incorporation effective February 1, 2011. (5)

3.1.4	*	Amendment to Certificate of Incorporation effective January 31, 2012. (6)

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 1989, as filed with the Commission on November 30, 1989.+
(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997, as filed with the Commission on June 30, 1997.+
(3)	Incorporated by reference to the Company's Current Report on Form 8-K, dated May 17, 2006, as filed with the Commission on May 22, 2006.+
(4)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2009, as filed with the Commission on November 25, 2009.+
(5) (6)

Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 4, 2011, as filed with the Commission on April 18, 2011.+

Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 2, 2012, as filed with the Commission on April 16, 2012.+

+	SEC file No. 0-11003

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEGENER CORPORATION

(Registrant)

Date: July 18, 2012	By:	/s/ C. Troy Woodbury, Jr.
C. Troy Woodbury, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 18, 2012	By:	/s/ James Traicoff
James Traicoff
Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

